Form 10-Q
period 1995-04-01
SELFIX INC
filed 1995-05-12
CIK 814457

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

(Mark One)
[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                       For the Period Ended April 1, 1995

                                       or

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                         Commission file number 0-17237

                                 SELFIX, INC.
             (Exact name of registrant as specified in its Charter)


          Delaware                                            36-2490451
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


4501 West 47th Street                                           60632
Chicago, Illinois                                             (Zip Code)
(Address of principal
 executive offices)

Registrant's telephone number including area code (312) 890-1010.

Securities registered pursuant to Section 12(b) of the Act:  None

    Name of Each Exchange
     On Which Registered

         None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Common, Par Value $0.01 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           Yes   X   No
                                                         ----    -----

Common shares, par value $0.01, outstanding as of April 18, 1995 - 3,603,637

                         SELFIX, INC. AND SUBSIDIARIES

                                     INDEX




                                                                                                Page
                                                                                                Number
                                                                                                ------
Part I.       Financial Information
              ---------------------
              Condensed Consolidated Balance Sheets                                                3

              Condensed Consolidated Statements of Operations
                   and Retained Earnings                                                           5

              Condensed Consolidated Statements of Cash Flows                                      6

              Notes to Condensed Consolidated Financial Statements                                 7

              Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                             10


Part II.      Other Information                                                                    13

Signatures                                                                                         14


FORM 10-Q
Selfix, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(unaudited)

                                                                             April 1,         December 31,
                       ASSETS                                                  1995              1994
                                                                          -------------     ----------------
Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .        $    4,422         $   4,859
Investments in marketable securities --  available for sale  . . . .               946               944
Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .             6,254             4,947
Notes receivable and other receivables . . . . . . . . . . . . . . .                99             1,773
Refundable income taxes  . . . . . . . . . . . . . . . . . . . . . .               125               381
Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             6,401             5,650
Prepaid expenses and other current assets  . . . . . . . . . . . . .               169               189
                                                                             ---------         ---------

    Total current assets . . . . . . . . . . . . . . . . . . . . . .            18,416            18,743

PROPERTY, PLANT AND EQUIPMENT . . . . . . . . . . . . . . . . . . .             21,935            21,578
   Less accumulated depreciation and amortization . . . . . . . . .             11,891            11,243
                                                                            ----------         ---------
                                                                                10,044            10,335

LAND  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                131               131
                                                                            ----------         ---------
                                                                                10,175            10,466
OTHER ASSETS
   Restricted Cash - Industrial Revenue Bond. . . . . . . . . . . .               --                   5
   Intangible assets  . . . . . . . . . . . . . . . . . . . . . . .              1,372             1,536
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 11                11
                                                                            ----------         ---------

    Total other assets  . . . . . . . . . . . . . . . . . . . . . .              1,383             1,552
                                                                            ----------         ---------


TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   29,974         $  30,761
                                                                            ==========         =========



The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
Selfix, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(Dollars in thousands)
(unaudited)

                                                                             April 1,         December 31,
                                                                               1995              1994
                                                                         ----------------    -----------------
              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term obligations  . . . . . . . . . . .      $        913      $      992
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .             1,656           1,921
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . .             4,632           4,804
                                                                           ------------     -----------
     Total current liabilities  . . . . . . . . . . . . . . . . . . .             7,201           7,717

LONG-TERM OBLIGATIONS - net of current
   maturities.....  . . . . . . . . . . . . . . . . . . . . . . . . .             9,391           9,421

STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . . . . . .
   Preferred stock - authorized 500,000 shares; . . . . . . . . . . .              --              --
     $.01 par value; none issued  . . . . . . . . . . . . . . . . . .
   Common stock - authorized 7,500,000 shares; $.01 par value;
     issued and outstanding, 3,603,637 shares at April 1, 1995
     and December 31, 1994  . . . . . . . . . . . . . . . . . . . . .                36              36
   Additional paid-in-capital . . . . . . . . . . . . . . . . . . . .             9,360           9,360
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . .             4,254           4,500
   Cumulative foreign currency translation adjustment . . . . . . . .              (219)           (222)
   Unrealized net holding (losses) on available-for-sale securities .               (49)            (51)
                                                                           ------------     -----------
     Total stockholders' equity . . . . . . . . . . . . . . . . . . .            13,382          13,623
                                                                           ------------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . . . .      $     29,974      $   30,761
                                                                           ============      ==========

The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
Selfix, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 AND RETAINED EARNINGS
(Dollars in thousands except per share amounts)
(unaudited)

                                                                                 Thirteen Weeks Ended
                                                                       April 1, 1995           March 26, 1994
                                                                       -------------           -----------------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     10,742        $    9,932
Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . .             7,333             6,410
                                                                            -----------        ----------
    Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . .             3,409             3,522
Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . .             3,549             3,253
                                                                            -----------        ----------
    Operating profit (loss) . . . . . . . . . . . . . . . . . . . . .              (140)              269
Other income (expense)
  Interest (expense)  . . . . . . . . . . . . . . . . . . . . . . . .              (201)             (241)
  Other income (expense) - net  . . . . . . . . . . . . . . . . . . .               107                36
                                                                            -----------        ----------
                                                                                    (94)             (205)
                                                                            -----------        ----------
    Income (Loss) before income taxes . . . . . . . . . . . . . . . .              (234)               64
Income tax expense (benefit)  . . . . . . . . . . . . . . . . . . . .                12               (70)
                                                                            -----------        ----------
    Net Income (Loss) . . . . . . . . . . . . . . . . . . . . . . . .              (246)              134
Retained earnings at beginning of period  . . . . . . . . . . . . . .             4,500            10,503
                                                                           ------------        ----------
Retained earnings at end of period  . . . . . . . . . . . . . . . . .      $      4,254        $   10,637
                                                                           ============        ==========
Net Income per common and common equivalent shares  . . . . . . . . .      $      (0.07)       $     0.04

Number of common and common equivalent shares . . . . . . . . . . . .         3,603,637         3,557,505

The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
Selfix, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

                                                                               Thirteen Weeks Ended
                                                                        April 1, 1995           March 26, 1994
                                                                      -----------------        ------------------
Cash flows from operating activities
  Net income (Loss) . . . . . . . . . . . . . . . . . . . . . . . . .       $      (246)       $      134
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities
      Depreciation and amortization . . . . . . . . . . . . . . . . .               647               622
      Amortization of intangible assets . . . . . . . . . . . . . . .               164               220
      Deferred income taxes   . . . . . . . . . . . . . . . . . . . .              --                 (66)
      Provision for losses on accounts receivable . . . . . . . . . .                34                29
      (Gain) on sale of fixed assets  . . . . . . . . . . . . . . . .               (11)               (2)

  Changes in assets and liabilities
    (Increase) in accounts receivable . . . . . . . . . . . . . . . .            (1,334)           (2,219)
    (Increase) in inventories . . . . . . . . . . . . . . . . . . . .              (749)             (831)
    Decrease  in refundable income taxes  . . . . . . . . . . . . . .               256               139
    (Increase) decrease in prepaid expenses and deposits  . . . . . .                20               (86)
    (Increase) decrease in other assets . . . . . . . . . . . . . . .              --                 (13)
    Increase (decrease) in accounts payable . . . . . . . . . . . . .              (265)              547
    (Decrease) in accrued liabilities . . . . . . . . . . . . . . . .              (175)               (3)
    (Increase) decrease in notes and other receivables  . . . . . . .             1,676                (6)
                                                                           ------------         ---------
      Total adjustments . . . . . . . . . . . . . . . . . . . . . . .               263            (1,669)
                                                                           ------------         ---------
      Net cash provided by (used in) operations  . . . . . . . . . .                 17            (1,535)

Cash flows from investing activities
Purchase of property, plant and equipment (net) . . . . . . . . . . .              (346)             (966)
Decrease in Marketable Securities   . . . . . . . . . . . . . . . . .              --                 712
Restricted cash - Industrial Revenue Bond . . . . . . . . . . . . . .                 5               568
                                                                           ------------         ---------

      Net cash provided (used) by investing activities  . . . . . . .              (341)              314

Cash flows from financing activities
  Payments on borrowings  . . . . . . . . . . . . . . . . . . . . . .              (102)             (496)
  Reduction of capital lease obligation . . . . . . . . . . . . . . .                (6)               (5)
  Exercise of common stock options  . . . . . . . . . . . . . . . . .              --                  11
                                                                           ------------         ---------

      Net cash used by financing activities . . . . . . . . . . . . .              (108)             (490)
                                                                           ------------         ---------

Effect of exchange rate changes on cash.  . . . . . . . . . . . . . .                (5)               (3)

      Net (decrease) in cash and cash equivalents . . . . . . . . . .              (437)           (1,714)
                                                                           ------------        ----------
Cash and cash equivalents at beginning of period  . . . . . . . . . .             4,859             4,390
                                                                           ------------        ----------

Cash and cash equivalents at end of period  . . . . . . . . . . . . .      $      4,422        $    2,676
                                                                           ============        ==========
Supplemental disclosures of cash flow information
  Cash paid during the period for
    Interest and swap fees  . . . . . . . . . . . . . . . . . . . . .      $        206        $      248
    Income taxes, net . . . . . . . . . . . . . . . . . . . . . . . .      $       (243)        $    (143)


The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
SELFIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

                              1.  The condensed consolidated financial
                                  statements included herein as of April 1, 1995 and for the thirteen weeks ended April 1, 1995 and March 26, 1994 are unaudited and, in the opinion of the Company, reflect all adjustments (which include normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations and cash flows.

                              2. These financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, may not include all disclosures normally required by generally accepted accounting principles or those normally in the Company's audited annual financial statements. Accordingly, the Company's audited consolidated financial statements and notes thereto, included in its Annual Report on Form 10-K, should be read in conjunction with the accompanying condensed consolidated financial statements.

                              3. The financial statements include certain reclassifications of 1994 information which were necessary to present the results of operations and change in financial condition on a consistent basis with 1995.


                              4.  Inventories are summarized as follows:


                                                                          April 1,       December 31,
                                                                            1995            1994
                                                                          -------      ---------------
                              Finished Goods                               $3,131           $2,344
                              Work-in-Process                               1,402            1,406
                              Raw Materials                                 1,868            1,900
                                                                           ------          -------
                                                                           $6,401           $5,650
                                                                           ======           ======

PART I - FINANCIAL STATEMENTS
FORM 10-Q
SELFIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
(Unaudited)



                              5.   The provision for income taxes for 1995
                                  reflects the taxes on income of foreign
                                  subsidiaries. The provision for income taxes (benefit) for 1994 reflects the reduction of the deferred tax valuation allowance due to a change in estimate of the future realization of net future tax deductions, as well as tax benefits from foreign subsidiaries.

                              6. Earnings per share have been computed by dividing net earnings (loss) for 1995 and 1994 by 3,603,637 and 3,557,505 of common shares respectively.  Common share
                                  equivalents are not included in the
                                  computation for 1995 since their effect under the treasury stock method would be anti-dilutive. Common share equivalents included in the computation for 1994 represent shares issuable upon assumed exercise of the stock option using the treasury stock method.

                              7.  At April 1, 1995, the Company has a
                                  $3,000,000 line of credit all of which
                                  remained undrawn.

                              8. During the third and fourth quarter of 1994, the Company recorded a $1.7 million charge relating to costs of severance and termination benefits paid or accrued for a change in the level and composition of employees, termination of existing employee arrangements, inventory adjustments and fixed asset write-downs related to product lines to be discontinued. As of December 31, 1994 approximately $.3 million of obsolete inventory reserves and $.7 million of accrued severance benefits remained on the Company's books. The amount of cash paid for severance benefits and obsolete inventory disposed of in 1995 is detailed as follows:

                                                                 Obsolete                 Severance
                                                                 Inventory                Benefits
                                                                 ---------                --------
                               Balance at 12/31/94               $.3 million              $.7 million
                               Charges to reserves                .3 million               .3 million
                                                                 ------------             ------------
                               Balance at 4/1/95                 $    --                  $.4 million
                                                                 ============             ===========


PART I - FINANCIAL STATEMENTS
FORM 10-Q
SELFIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
(Unaudited)



                                  The payouts will be substantially completed by the end of 1995.


                              9.  Subsequent event:

                                  On May 5,1995, the Company bought back 58,162 shares of stock at a market price of $4.50 per share. The shares will be held as treasury stock.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

             In the discussion and analysis that follows, all references to 1995 and 1994 refer to the 13 week periods ended April 1, 1995 and March 26, 1994, respectively.

Net sales for 1995 increased $.8 million (8%) as compared to last year. The increase in sales is due to a combination of increased sales of the home improvement product line and increased sales at the Company's Canadian subsidiary. These increases were somewhat mitigated by small sales decreases at the Company's other foreign subsidiaries and a slight decrease in export sales.

Cost of goods as a percentage of sales increased to 68.3% from 64.5% for the comparable period last year. The increase is associated with higher material costs primarily due to increased cost of resin, a reduction in overhead absorption resulting from lower inventory levels and an unfavorable gross margin change resulting from sales mix shifts.

The Company expects that material costs will continue to adversely impact gross profit margins over the balance of the year. Additionally, the Company is continuing to evaluate product line profitability to determine whether to continue providing certain lines to customers.

As a percentage of sales, 1995 operating expenses increased to 33.0% from 32.8% due to increased marketing and selling salaries and benefits resulting from staff additions. Also contributing to the increases were increased marketing and selling expense for trade shows, travel and entertainment and other accrued marketing and selling expenses.

This increase was slightly mitigated by reduced amortization expense associated with the write-down of certain intangible assets in the second half of fiscal year 1994 as well as the expiration of certain non-compete and consulting agreements in 1995. Advertising expenses were also lower due to decreased promotional activity in the home organization line. Additionally, general and administrative salaries and benefits decreased as a result of headcount reductions.

Interest expense decreased compared to 1994 due to the non-renewal of a swap agreement at one of the Company's subsidiaries as well as the reduction in debt associated with scheduled repayments of principal.

Other income increased due to a foreign exchange gain this year compared to an exchange loss in 1994, and an increase in interest income associated with increased investments and larger cash balances compared to the same period in 1994.

Income tax expense increased compared to the tax benefit last year due to the absence of a deferred tax benefit in 1995, tax expense compared to tax benefits at the Company's foreign subsidiaries, and the absence of a reduction in the deferred tax valuation allowance recorded last year.

Since December 31, 1994, accounts receivable and inventories increased due to the increase in volume in 1995 compared to the fourteen week period ended December 31, 1994. These increases were financed by a reduction in cash and cash equivalents, a receipt of refundable income taxes and the reduction in notes receivable and other accounts receivable related to the receipt of the settlement payment from a patent infringement lawsuit. The settlement was recorded in other income in 1994.

Net fixed assets and other assets decreased due to normal depreciation and amortization expense.

Current liabilities decreased due to a reduction in accrued liabilities associated with the payment of severance benefits recorded in the second half of 1994, reduced levels of accounts payable and lower current maturities of long-term debt obligations.

Long-term obligations decreased due to scheduled repayments of principal.

Sales of the Company's products are generally lower in the first half of the calendar year than in the remaining half of the calendar year. Net earnings vary proportionately more than the variation in sales due to the affect of the fixed costs. Results of operation for the thirteen weeks ended April 1, 1995 are not necessarily indicative of the results to be expected for the fifty-two week period ending December 30, 1995.

As of April 1, 1995 the Company's working capital was $11.2 million.
Management believes that this capital is adequate to finance forseeable future needs. It may be necessary, however, to borrow on a short-term basis against a line of credit during the remainder of the year. The Company has a line of credit of $3.0 million all of which remains undrawn.

                          PART II - OTHER INFORMATION




ITEM 1.    Legal Proceedings - None

ITEM 2.    Changes in Securities - Not Applicable

ITEM 3.    Default Upon Senior Securities - Not Applicable

ITEM 4.    Submission of Matters to a Vote of Security Holders - Not Applicable

ITEM 5.    Other Information -  On April 1, 1995 Charles F. Veselits,
                                Vice President and Treasurer, retired.

ITEM 6.    A. Exhibits and Reports   There were no reports on Form 8-K filed
                                     during the thirteen weeks ended
                                     April 1, 1995.

                                 SIGNATURE PAGE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SELFIX, INC.



                                        By:     /s/ James E. Winslow
                                            ------------------------------
                                                    James E. Winslow
                                                  Senior Vice President
                                                  Chief Financial Officer



Dated: May 12, 1995