Form 10-Q
period 1995-07-01
SELFIX INC
filed 1995-08-11
CIK 814457

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

(Mark One)
[ X ]                  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                               For the Period Ended July 1, 1995

                                              or

[   ]                  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                                  Commission file number 0-17237

                                 SELFIX, INC.
                      ----------------------------------
                         (Exact name of registrant as
                          specified in its Charter)



         Delaware                                                 36-2490451
(State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                             Identification No.)


     4501 West 47th Street
       Chicago, Illinois                                            60632
    (Address of principal                                         (Zip Code)
      executive offices)


Registrant's telephone number including area code (312) 890-1010.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.               Yes __X__   No _____


Common shares, par value $0.01, outstanding as of July 20,1995 - 3,550,602

                         SELFIX, INC. AND SUBSIDIARIES

                                     INDEX





                                                                                             Page
                                                                                             Number
                                                                                             ------

 Part I.     Financial Information
             ---------------------



             Condensed Consolidated Balance Sheets                                             3

             Condensed Consolidated Statements of Operations                                   5
                  and Retained Earnings

             Condensed Consolidated Statements of Cash Flows                                   6


             Notes to Condensed Consolidated Financial Statements                              8

             Management's Discussion and Analysis of Financial                                 11
                  Condition and Results of Operations


 Part II.    Other Information                                                                 15
             -----------------


 Signatures                                                                                    16

PART I FINANCIAL STATEMENTS
FORM 10-Q
Selfix, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(unaudited)


                                                         July 1,  December 31,
                      ASSETS                              1995       1994


  Cash and cash equivalents........................... $   3,876  $   4,859
  Investments in marketable securities --  available
     for sale.........................................       935        944
  Accounts receivable.................................     7,022      4,947
  Notes receivable and other receivables..............        78      1,773
  Refundable income taxes.............................       126        381
  Inventories.........................................     6,363      5,650
  Prepaid expenses and other current assets...........       190        189
                                                       ---------  ---------

    Total current assets..............................    18,590     18,743

PROPERTY, PLANT AND EQUIPMENT.........................    22,236     21,578
  Less accumulated depreciation and amortization......    12,544     11,243
                                                       ---------  ---------
                                                           9,692     10,335

LAND..................................................       131        131


OTHER ASSETS
  Restricted Cash - Industrial Revenue Bond...........         -          5
  Intangible assets...................................     1,270      1,536
  Other...............................................        35         11
                                                       ---------  ---------

    Total other assets................................     1,305      1,552
                                                       ---------  ---------


TOTAL ASSETS                                           $  29,718  $  30,761
                                                       =========  =========




The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
Selfix, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(Dollars in thousands)
(unaudited)


                                                          July 1,   December 31,
                                                           1995       1994
                                                       ---------- --------------
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term obligations........... $      891  $      992
 Accounts payable......................................      1,235       1,921
 Accrued liabilities...................................      4,954       4,804
                                                        ----------  ----------

   Total current liabilities...........................      7,080       7,717

LONG-TERM OBLIGATIONS - net of current maturities......      9,368       9,421


STOCKHOLDERS' EQUITY
   Preferred stock - authorized 500,000 shares;
   $.01 par value; none issued.........................         -           -
   Common stock - authorized 7,500,000 shares, $.01 par
     value; issued, 3,609,364 shares at July 1, 1995
     and 3,603,637 shares at December  31, 1994........         36          36
   Additional paid-in-capital..........................      9,383       9,360
   Retained earnings...................................      4,293       4,500
   Cumulative foreign currency translation adjustment..       (198)       (222)
   Unrealized net holding gains (losses) on
   available-for-sale securities.......................         20         (51)
   Common stock held in treasury, at cost (58,762
     shares in 1995)...................................       (264)          -
                                                        ----------  ----------
   Total stockholders' equity..........................     13,270      13,623
                                                        ----------  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   29,718  $   30,761
                                                        ==========  ==========




The accompanying notes are an integral part of these statements.

PART 1 - FINANCIAL STATEMENTS
FORM 10-Q
Selfix, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS  AND RETAINED EARNINGS
(Dollars in thousands except per share amounts)
(unaudited)

                                                     Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                                  July 1, 1995  June 25, 1994   July 1, 1995  June 25, 1994
                                                  ------------  -------------   ------------  -------------
Net sales.......................................  $    10,628  $     11,107   $     21,370  $     21,039
Cost of goods sold..............................        6,402         6,124         13,114        11,678
                                                  -----------  ------------    -----------   -----------
    Gross profit................................        4,226         4,983          8,256         9,361
Operating expenses..............................        4,041         4,040          8,211         8,148
                                                  -----------  ------------    -----------   -----------
    Operating profit ...........................          185           943             45         1,213
Other income (expense)
  Interest (expense)............................         (258)         (273)          (475)         (551)
  Other - net...................................          113             9            236            80
                                                  -----------  ------------    -----------   -----------
                                                         (145)         (264)          (239)         (471)
                                                  -----------  ------------    -----------   -----------
    Earnings (loss) before income taxes.........           40           679           (194)          742
Income tax expense .............................            1           270             13           199
                                                  -----------  ------------    -----------   -----------
    Net income (loss)...........................           39           409           (207)          543
Retained earnings at beginning of period........        4,254        10,637          4,500        10,503
                                                  -----------  ------------    -----------   -----------
Retained earnings at end of period..............  $     4,293  $     11,046    $     4,293   $    11,046
                                                  ===========  ============    ===========   ===========
Net earnings (loss) per common and common
  equivalent shares.............................        $0.01         $0.12         ($0.06)        $0.15



Number of common and common equivalent
  shares........................................    3,568,563     3,554,218      3,586,100     3,555,862

The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
Selfix, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
- -------------------------------------------------------------------------------

                                                                    Twenty-six  Weeks Ended
                                                               July 1, 1995     June 25, 1994

Cash flows from operating activities:
  Net earnings (loss)..................................... $        (207)   $      543
  Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities:
    Depreciation and amortization.........................         1,296         1,246
    Amortization of intangible assets.....................           265           438
    Deferred income tax expense...........................             -            (32)
    Provision for losses on accounts receivable...........            68            67
    (Gain) on sale of fixed assets........................           (54)           (2)
    Amortization of bond premium..........................            59            -

Changes in assets and liabilities
    (Increase) in accounts receivable.....................        (2,130)       (2,880)
    (Increase) in inventories.............................          (692)       (1,125)
    Decrease in refundable income taxes...................           256           231
    Decrease in prepaid expenses and deposits.............            22            17
    (Increase) decrease in other assets...................           (23)           52
    (Increase) decrease in notes and other receivables....         1,695             5
    Increase (decrease) in accounts payable...............          (687)          270
    Increase (decrease) in accrued liabilities............           145          (129)
    Increase in income taxes payable......................             -            71
                                                           -------------   -----------
      Total adjustments...................................           220        (1,771)
                                                           -------------   -----------
      Net cash provided by (used in) operating activities.            13        (1,228)

Cash flows from investing activities:
   Purchase of property, plant and equipment-(net)........          (595)       (1,416)
   Proceeds from sales of marketable securities...........             -           707
   Restricted cash - Industrial Revenue Bond..............             5           791
   Purchase of treasury stock.............................          (264)            -
                                                           -------------   -----------
      Net cash provided (used) by investing activities....          (854)           82

Cash flows from financing activities:
   Borrowings from bank...................................             -          1,500
   Payments on borrowings.................................          (140)       (2,093)
   Payment of capital lease obligation....................           (14)          (12)
   Exercise of common stock options.......................            23            11
                                                           -------------   -----------
      Net cash (used in) financing activities.............          (131)         (594)


PART I - FINANCIAL STATEMENTS
FORM 10-Q
Selfix, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)
(unaudited)
- ------------------------------------------------------------------------------

                                                               Twenty-six  Weeks Ended
                                                            July 1, 1995   June 25, 1994
                                                        -----------------------------------

Effect of exchange rate changes on cash.................           (11)            (3)
                                                         -------------   ------------
      Net (decrease) in cash and cash equivalents.......          (983)        (1,743)

Cash and cash equivalents at beginning of period........         4,859          4,390
                                                         -------------   ------------

Cash and cash equivalents at end of period..............  $      3,876   $      2,647
                                                         =============   ============

Supplemental disclosures of cash flow information
  Cash paid (received) during the period for
    Interest and swap fees..............................  $       428    $        489
    Income taxes, net...................................  $      (244)   $        (72)





The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
SELFIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)
- -----------------------------------------------------------------------------

                              1.  The condensed consolidated financial
                                  statements included herein as of July 1, 1995 and June 25, 1994, and for the thirteen and twenty-six weeks ended July 1, 1995 and June 25, 1994 are unaudited and, in the opinion of the Company, reflect all adjustments (which include normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations and cash flows.

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

                              3. The financial statements include certain reclassifications which were necessary to conform the presentation of the results of operations and changes in financial condition to the second quarter of 1995.

                              4.  Inventories are summarized as follows:


                                                                     JULY, 1    DECEMBER 31,
                                                                      1995         1994
                                                                     ------      --------
                                  Finished Goods                     $3,507       $2,344
                                  Work-in-Process                       913        1,406
                                  Raw Materials                       1,943        1.900
                                                                     ------       ------
                                                                     $6,363       $5,650
                                                                     ======       ======




  5. The provision for income taxes for 1995 reflects the taxes on income of foreign subsidiaries.

         The provision for income taxes as of June 25, 1994 reflects a reduction of the deferred tax valuation allowance due to a change in the

PART I - FINANCIAL STATEMENTS
FORM 10-Q
SELFIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
(Unaudited)
- -------------------------------------------------------------------------------


                                         estimate of the future realization of
                                         net future tax deductions, as well as
                                         tax benefits from foreign subsidiares.

                                  6.     Earnings (losses) per share have been
                                         computed by dividing net earnings for
                                         the thirteen weeks ended July 1, 1995
                                         and June 25, 1994 by 3,568,563 and
                                         3,554,218 common shares, respectively.
                                         For the twenty-six weeks ended July 1,
                                         1995 and June 25, 1994, earnings
                                         (losses) per share have been computed
                                         by dividing net earnings by 3,586,100
                                         and 3,555,862 common shares
                                         respectively.  Common share
                                         equivalents included in the
                                         computation of common and common
                                         equivalent shares represent shares
                                         issuable upon assumed exercise of the
                                         stock options using the treasury stock
                                         method.  Common share equivalents are
                                         not included under the treasury stock
                                         method when their effect is
                                         antidulitive.


                                  7.     At July 1, 1995, the Company has a
                                         $3.0 million line of credit all of
                                         which remained undrawn.

                                  8. During the third and fourth quarter of 1994, the Company recorded a $1.7 million charge relating to costs of severance and termination benefits paid or accrued for a change in the level and composition of employees, termination of existing employee arrangements, inventory adjustments and fixed asset write-downs related to product lines to be discontinued. As of December 31, 1994 approximately $.3 million of obsolete inventory reserves and $.7 million of accrued severance benefits remained on the Company's books. The amount of cash paid for severance benefits and obsolete inventory disposed of in 1995 is as detailed as follows:

PART I - FINANCIAL STATEMENTS
FORM 10-Q
SELFIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
(Unaudited)


                                                      OBSOLETE            SEVERANCE
                                                      INVENTORY            BENEFITS
                                                      ---------         --------------
              Balance at 12/31/94                    $.3 million          $.7 million
              Changes to reserves                     .3 million           .5 million
                                                    ------------          -----------
              Balance at 7/1/95                     $      -              $.2 million
                                                    ============          ===========


                              9. On December 13, 1994, the Company's Board of Directors approved the 1995 Employee Stock Purchase Plan which allows eligible employees of the Company to acquire up to 200,000 shares of the Company's common stock. On July 11, 1995 the shareholders approved the plan.

                                  On May 9, 1995, options outstanding
                                  aggregating 460,000 shares were cancelled and reissued at prices ranging from $6.00 to $8.00 which exceeded the market price at the date of reissuance.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

   In the discussion and analysis that follows all references to 1995 and 1994 refer to the 13 and 26 week periods ended July 1, 1995 and June 25, 1994. The following amounts are in thousands of dollars.

RESULTS OF OPERATIONS FOR THE 13 WEEKS ENDED JULY 1, 1995 AND JUNE 25, 1994

   Net sales decreased $479 (4%) from 1994 due to reduced activity at the Company's foreign subsidiaries and lower export sales. These decreases were partially offset by increased sales of the home improvement product line. Cost of goods sold as a percentage of sales increased to 60.2% from 55.1% compared to the comparable period last year. The increase is associated with higher inventory reserves ($296) on products to be discontinued and resin prices which increased approximately 45-48% compared to 1994. Although some stabilization of material costs is anticipated, the Company expects that material costs will continue to adversely impact gross margins over the balance of the year as compared to 1994. Additionally, the Company continues to review product line profitability and strategic fit to determine whether to continue providing certain lines to customers. As a result of this ongoing review, additional inventory reserves may be identified. Slightly offsetting these items was the impact of improved manufacturing efficiencies.

         As a percentage of sales, 1995 operating expenses increased to 38.0% from 36.4% during the 13 week period. Although expenses in dollars were unchanged from 1994, the percentage increased due to the decrease in sales. Lower wages and salaries associated with headcount reductions ($257), reduced amortization expenses due to the expiration of non-compete agreements and the 1994 write-down of certain intangible assets ($118), lower warehousing costs ($84) and reduced trade show expense ($23) were offset by increased performance related incentive compensation ($225), increased acquisition related professional fees ($96), and higher marketing costs ($154) related primarily to advertising and new packaging development costs.

   Interest expense decreased $15 compared to the 13 week period last year due to the non-renewal of a swap agreement at one of the Company's subsidiaries.

   During the 13 week period, other income increased $104 due to the gains on sale of fixed assets ($37), a franchise tax refund ($21) and a foreign exchange gain compared to a loss in 1994 ($20).

   Income tax expense decreased $269 during the 13 week period primarily due to a combination of lower pre-tax income at the Company's domestic operations and a pre-tax loss compared to a pre-tax income last year at the Company's foreign subsidiaries.

RESULTS OF OPERATIONS FOR THE 26 WEEKS ENDED JULY 1, 1995 AND JUNE 25, 1994

   Net sales for the 26 week period of 1995 increased $331 (2%) from 1994 due to increased sales of the home improvement product line and increased sales of the Company's Canadian subsidiary. Partially offsetting these increases were lower sales at the Company's other foreign subsidiaries and lower export sales.

   During the 26 week period, cost of goods sold as a percentage of sales increased to 61.4% from 55.5%. The increase is primarily driven by a combination of increased resin costs ($601), a smaller increase in overhead absorption ($289) and provisions to inventory reserves ($267). Also contributing to the increase were higher electricity ($89) and depreciation ($34) costs.

   Operating expenses as a percentage of sales decreased to 38.4% from 38.7%. Expenses year to year are essentially flat despite the positive impact of reduced headcount ($251), warehousing costs ($181) and lower amortization of intangibles ($173) resulting from 1994 second half write-downs. Offsetting these reductions were increased professional fees related to acquisition activities ($96), increased marketing costs ($222) and the impact of performance based employee incentive plans ($334).

   Interest expense decreased $76 during the 26 week period due to the non-renewal of a swap agreement at one of the Company's subsidiaries as well as the reduction in debt associated with scheduled repayments of principal.

   Other income increased $156 primarily as a result of a foreign exchange gain compared to a foreign exchange loss in 1994 ($18), increased gains on fixed asset sales ($45) and franchise tax refunds (30).

   Income tax expense decreased due to the pre-tax loss compared to the pre-tax income in 1994 at the Company's domestic operations. The 1995 expense primarily reflects taxes at the Company's foreign subsidiaries.


FINANCIAL CONDITION

   Since the end of 1994, working capital has increased $484. This occurred as a result of positive cash flow from operations, increased accounts receivable and inventories together with a reduction in accounts payable. Cash generated from operations during the 26 weeks ended July 1, 1995 was $13 an increase of $1,241 from 1994. This improvement was largely the result of a collection of the settlement payment from a patent infringement suit. The impact of reduced net income ($750) was offset by improved use of working capital as both accounts receivable and inventories increased less than the prior year. Notes receivable and other receivables decreased due to the receipt of a settlement payment of $1,695 from a patent infringement suit. The net settlement was recorded in other income in the fourth quarter of 1994. The receipt of the settlement and cash were used to finance the increases in accounts receivable and inventories.

   Sales of the Company's products are generally lower in the first and fourth quarter of the calendar year. Net earnings vary proportionately more than the variation in sales due to the effect of fixed costs. Results of operations for the 13 and 26 week periods ended July 1, 1995 are not necessarily indicative of the results to be expected for the 52 week period ending December 30, 1995.

   As of July 1, 1995 the Company's working capital was $11,510. Management believes that this capital is adequate to finance foreseeable operating needs. It may be necessary, however, to borrow on a short-term basis against a line of credit during the remainder of the year. The Company has line of credit of $3.0 million all of which remains undrawn.

                         PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings - None

ITEM 2.    Changes in Securities - Not Applicable

ITEM 3.    Default Upon Senior Securities - Not Applicable

ITEM 4.    Submission of Matters to a Vote of Security Holders - Not Applicable

ITEM 5.    Other Information -    Edgar Freer resigned as Senior Vice
                                  President, Domestic and International Sales effective July 10, 1995.

                                  On August 4, 1995 the Company announced the appointment of Jeffrey R. Dolan to the position of Senior Vice President of Sales effective August 11, 1995. Mr. Dolan comes to the Company from Rubbermaid. During his 16 years at Rubbermaid, Mr. Dolan held various sales management positions, the most recent being Vice President of National Accounts at the Home Products Division.

ITEM 6.A. Exhibits and Reports -  On June 29, 1995 the registrant filed a Form
                                  8-K to report that it had signed a letter of intent to acquire the common stock of Mericon Child Safety Products, a division of the Denshaw Corporation, Inc. Mericon Child Safety Products is a manufacturer of juvenile home safety products, such as toilet seat locks, cabinet locks and electrical outlet covers.

                                 SIGNATURE PAGE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              SELFIX, INC.



                                              By:    /s/ James E. Winslow
                                                 -------------------------------
                                                         James E. Winslow
                                                         Senior Vice President
                                                         Chief Financial Officer



Dated: August 4, 1995