Form 10-Q
period 1995-09-30
SELFIX INC
filed 1995-11-14
CIK 814457

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q


(Mark One)
[ X ]               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                        For the Period Ended September 30, 1995

                                     or

[   ]                TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)


                         Commission file number 0-17237

                                SELFIX, INC.
            -----------------------------------------------------
           (Exact name of registrant as specified in its Charter)


                 Delaware                                       36-2490451
------------------------------------------                   -----------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)


4501 West 47th Street
   Chicago, Illinois                                                  60632
--------------------------                                         ------------
(Address of principal                                               (Zip Code)
 executive offices)



Registrant's telephone number including area code (312) 890-1010.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes   X   No
                                                       -----    -----

Common shares, par value $0.01, outstanding as of November 3,1995 - 3,800,602

                         SELFIX, INC. AND SUBSIDIARIES

                                     INDEX

                                                                          Page
                                                                         Number
                                                                         ------
Part I.          Financial Information

                   Item 1 - Financial Statements

                 Condensed Consolidated Balance Sheets                     3

                 Condensed Consolidated Statements of Operations           5
                      and Retained Earnings

                 Condensed Consolidated Statements of Cash Flows           6

                 Notes to Condensed Consolidated Financial Statements      8

                    Item 2 - Management's Discussion and Analysis of      11
                       Financial Condition and Results of
                       Operations

 Part II.        Other Information                                        16


 Signatures                                                               17

ITEM I FINANCIAL STATEMENTS
FORM 10-Q
Selfix, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(unaudited)


                                                                               September 30,         December 31,
                                  ASSETS                                            1995                 1994
                                                                               ------------         ------------
CURRENT ASSETS
  Cash and cash equivalents...............................................   $     5,223           $    4,859
  Investments in marketable securities --  available for sale.............           521                  944
  Accounts receivable.....................................................         6,765                4,947
  Notes receivable and other receivables..................................            80                1,773
  Refundable income taxes.................................................            54                  381
  Inventories.............................................................         5,583                5,650
  Prepaid expenses and other current assets...............................           195                  189
                                                                             -----------           ----------
    Total current assets..................................................        18,421               18,743

PROPERTY, PLANT AND EQUIPMENT.............................................        22,432               21,578
  Less accumulated depreciation and amortization..........................        13,197               11,243
                                                                             -----------           ----------
                                                                                   9,235               10,335

LAND......................................................................           131                  131


OTHER ASSETS
  Restricted Cash - Industrial Revenue Bond...............................            --                    5
  Intangible assets.......................................................         1,169                1,536
  Other...................................................................            52                   11
                                                                             -----------           ----------
    Total other assets....................................................         1,221                1,552
                                                                             -----------           ----------

TOTAL ASSETS                                                                 $    29,008           $   30,761
                                                                             ===========           ==========




The accompanying notes are an integral part of these statements.

ITEM I - FINANCIAL STATEMENTS
FORM 10-Q
Selfix, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(Dollars in thousands)
(unaudited)


                                                                              September 30       December 31,
                                                                                   1995             1994
                                                                              ------------      ------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term obligations.............................     $     893           $      992
  Accounts payable........................................................         1,137                1,921
  Accrued liabilities.....................................................         4,306                4,804
                                                                               ---------           ----------
    Total current liabilities.............................................         6,336                7,717

LONG-TERM OBLIGATIONS - net of current maturities.........................         9,344                9,421



STOCKHOLDERS' EQUITY
    Preferred stock - authorized 500,000 shares;
        $.01 par value; none issued.......................................            --                   --
    Common stock - authorized 7,500,000 shares, $.01 par value; issued,
       3,609,364 shares and outstanding 3,550,602 shares at September 30,
       1995 and 3,603,637 shares issued and outstanding at December
       31, 1994...........................................................            36                   36
    Additional paid-in-capital............................................         9,383                9,360
    Retained earnings.....................................................         4,335                4,500
    Cumulative foreign currency translation adjustment....................          (176)                (222)
    Unrealized net holding gains (losses) on available-for-sale
      securities .........................................................           14                  (51)
    Common stock held in treasury, at cost (58,762 shares in 1995)........          (264)                  --
                                                                               ---------           ----------
    Total stockholders' equity............................................        13,328               13,623
                                                                               ---------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  29,008           $   30,761
                                                                               =========           ==========



The accompanying notes are an integral part of these statements.

ITEM 1 - FINANCIAL STATEMENTS
FORM 10-Q
Selfix, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS  AND RETAINED EARNINGS
(Dollars in thousands except per share amounts)
(unaudited)

                                                                     Thirteen Weeks Ended                Thirty-nine  Weeks Ended
                                                        September 30,1995  September 24, 1994  September 30, 1995  September 24,1994
Net sales.................................................   $  10,319         $ 10,458            $ 31,689            $ 31,497
Cost of goods sold........................................       6,477            6,928              19,591              18,606
                                                             ---------         --------            --------            --------
    Gross profit..........................................       3,842            3,530              12,098              12,891
Operating expenses........................................       3,966            5,646              12,177              13,794
Restructuring charge......................................          --              552                  --                 552
                                                             ---------         --------            --------            --------
Total operating expense and restructuring charge..........       3,966            6,198              12,177              14,346
    Operating profit (loss)...............................        (124)          (2,668)                (79)             (1,455)
Other income (expense)
  Interest (expense)......................................        (210)            (262)               (685)               (813)
  Other income (expense) - net............................         377             (389)                613                (309)
                                                             ---------         --------            --------            --------
                                                                   167             (651)                (72)             (1,122)

Income (Loss) before income tax...........................          43           (3,319)               (151)             (2,577)
Income tax expense (benefit)..............................           1              (82)                 14                 117
                                                             ---------         --------            --------            --------
    Net income (loss).....................................          42           (3,237)               (165)             (2,694)
Retained earnings at beginning of period .................       4,293           11,046               4,500              10,503
                                                             ---------         --------            --------            --------
Retained earnings at end of period .......................   $   4,335         $  7,809            $  4,335            $  7,809
                                                             =========         ========            ========            ========
Net income (loss) per common and common equivalent share         $0.01           ($0.92)             ($0.05)             ($0.77)


Number of common and common equivalent shares ............   3,552,795        3,506,839           3,575,332           3,506,839

The accompanying notes are an integral part of these statements.

ITEM  I - FINANCIAL STATEMENTS
FORM 10-Q
Selfix, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

                                                                                    Thirty-nine  Weeks Ended
                                                                     September 30, 1995               September 24, 1994
Cash flows from operating activities:
  Net (loss)...............................................           $    (165)                  $  (2,694)
  Adjustments to reconcile net (loss) to net
    cash provided by operating activities:
    Depreciation and amortization..........................               1,944                       1,870
    Amortization of intangible assets......................                 367                       1,202
    Deferred income tax expense............................                  --                         368
    Provision for losses on accounts receivable............                  92                         438
    Provision for losses on notes receivable...............                  --                          57
    (Gain) on sale of fixed assets.........................                 (78)                         (9)
    Provision for restructuring charges....................                  --                         552
    Amortization of bond premium...........................                  65                          --

Changes in assets and liabilities
    (Increase) in accounts receivable......................              (1,886)                     (2,995)
    Decrease in inventories................................                 110                         457
    (Increase) decrease in refundable income taxes.........                 328                        (229)
    Decrease in prepaid expenses and deposits..............                  10                          63
    (Increase) decrease in other assets....................                 (39)                        419
    Decrease in notes and other receivables................               1,693                           2
    Increase (decrease) in accounts payable................                (786)                        176
    Increase (decrease) in accrued liabilities.............                (507)                      1,086
                                                                      ---------                   ---------
      Total adjustments....................................               1,313                       3,457
                                                                      ---------                   ---------
      Net cash provided by operating activities............               1,148                         763

Cash flows from investing activities:
   Purchase of property, plant and equipment-(net).........                (761)                     (1,693)
   Decrease in marketable securities.......................                 408                         212
   Purchase of treasury stock..............................                (264)                         --
   Restricted cash - Industrial Revenue Bond...............                   5                       1,045
                                                                      ---------                   ---------
      Net cash (used in) investing activities..............                (612)                       (436)

Cash flows from financing activities:
   Borrowings from bank....................................                  --                       1,500
   Payments on borrowings..................................                (155)                     (2,197)
   Payment of capital lease obligation.....................                 (20)                        (17)
   Exercise of common stock options........................                  23                          11
                                                                      ---------                   ---------
      Net cash (used in) financing activities..............                (152)                       (703)

ITEM I - FINANCIAL STATEMENTS
FORM 10-Q
Selfix, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)
(unaudited)

                                                                                    Thirty-nine  Weeks Ended
                                                                               September 30, 1995         September 24, 1994
                                                                               -----------------         ----------------
Effect of exchange rate changes on cash..........................                   (20)                        (18)
                                                                               --------                    --------
      Net increase (decrease) in cash and cash equivalents.......                   364                        (396)

Cash and cash equivalents at beginning of period.................                 4,859                       4,391
                                                                               --------                    --------
Cash and cash equivalents at end of period.......................              $  5,223                    $  3,995
                                                                               ========                    ========
Supplemental disclosures of cash flow information
  Cash paid (received) during the period for
    Interest and swap fees.......................................              $    623                    $    670
    Income taxes, net............................................              $   (325)                   $    (28)





The accompanying notes are an integral part of these statements.

ITEM I - FINANCIAL STATEMENTS
FORM 10-Q
SELFIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

1. The condensed consolidated financial statements included herein as of September 30, 1995 and September 24, 1994, and for the thirteen and thirty-nine weeks ended September 30, 1995 and September 24, 1994 are unaudited and, in the opinion of the Company, reflect all adjustments (which include normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations and cash flows.

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

3. The 1994 financial statements include certain reclassifications which were necessary to conform the presentation of the results of operations and changes in financial condition to the third quarter of 1995.

4.       Inventories are summarized as follows:


                                           SEPTEMBER 30,     DECEMBER 31,
                                               1995            1994
                                             --------        --------
         Finished Goods                      $3,241         $2,344
         Work-in-Process                      1,000          1,406
         Raw Materials                        1,342          1,900
                                             ------         ------

                                             $5,583         $5,650
                                             ======         ======


5. The provision for income taxes for 1995 reflects the taxes on income of foreign subsidiaries.

          The provision for income taxes as of September 24, 1994 reflects a change in the deferred tax valuation allowance due to a change in the

ITEM I - FINANCIAL STATEMENTS
FORM 10-Q
SELFIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
(Unaudited)




          estimate of the future realization of net future tax deductions.
          The Company sustained significant losses during the thirty-nine weeks ended September 24, 1994. The current tax benefit for the thirty-nine weeks ended September 24, 1994 reflects the amount available from carrybacks.

          The Company's net deferred tax position consists of the tax effect of timing differences for, among other matters, inventory and receivable valuation reserves, accruals, the tax effect of estimated net operating loss carryforwards and tax credit carryforwards offset by a valuation allowance.

6.        Income (loss) per share has been computed by dividing net income
          (loss) for the thirteen weeks ended September 30, 1995 and September 24, 1994 by 3,552,795 and 3,506,839 common shares, respectively. For the thirty-nine weeks ended September 30, 1995 and September 24, 1994, income (loss) per share has been computed by dividing net income (loss) by 3,575,332 and 3,506,839 common shares respectively. Common share equivalents included in the computation of common and common equivalent shares represent shares issuable upon assumed exercise of the stock options using the treasury stock method.
          Common share equivalents are not included under the treasury stock method when their effect is antidulitive.


7. During the third and fourth quarter of 1994, the Company recorded a $1.7 million charge relating to costs of severance and termination benefits paid or accrued for a change in the level and composition of employees, termination of existing employee arrangements, inventory adjustments and fixed asset write-downs related to product lines to be discontinued. As of December 31, 1994 approximately $.3 million of obsolete inventory reserves and $.7 million of accrued severance

ITEM I - FINANCIAL STATEMENTS
FORM 10-Q
SELFIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
(Unaudited)



          benefits remained on the Company's books. The amount of cash paid for severance benefits and obsolete inventory disposed of in 1995 is detailed as follows:

                                                   OBSOLETE        SEVERANCE
                                                  INVENTORY        BENEFITS
                                                  -----------     ------------
          Balance at 12/31/94                     $.3 million         $.7 million
          Changes to reserves                      .3 million          .6 million
                                                  -----------         -----------
          Balance at 9/30/95                      $    -              $.1 million
                                                  ===========         ===========

8. On December 13, 1994, the Company's Board of Directors approved the 1995 Employee Stock Purchase Plan which allows eligible employees of the Company to acquire up to 200,000 shares of the Company's common stock. On July 11, 1995 the shareholders approved the plan.

          On May 9, 1995, options outstanding aggregating 460,000 shares were cancelled and reissued at prices ranging from $6.00 to $8.00 which exceeded the market price at the date of reissuance.

          On September 27, 1995, the Company's Board of Directors granted
          80,000 options to certain key employees at prices ranging from $6.00 to $8.00 which exceeded the market price on the date of issuance.
          Also on that date, 20,000 options were granted to outside directors at $5.375 which equaled the market price. An additional 10,000 options were granted effective October 9, 1995 to a certain key employee at prices ranging from $6.00 to $8.00 which exceeded the market price on the date of issuance.

9.        Subsequent event:

          On October 24, 1995 the Company completed the acquisition of the common stock of Mericon Child Safety Products, a division of the Denshaw Corporation, Inc. Total consideration amounted to approximately $2,231,000 which consisted of 250,000 shares of the Company's common stock, and $856,000 in cash.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         In the discussion and analysis that follows all references to 1995 and 1994 refer to the 13 and 39 week periods ended September 30, 1995 and September 24, 1994. The following amounts are in thousands of dollars.

RESULTS OF OPERATIONS FOR THE 13 WEEKS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 24, 1994

         Net sales decreased $139 (1%) from 1994 due to reduced activity at the Company's foreign subsidiaries. Partially offsetting these variances were increased sales of the home improvement product line and reduced return and allowance and trade promotion expense. Last year the Company initiated an assessment of customer and market trends. As a result of these actions, certain expense accruals for returns and allowances and trade promotions were provided for last year.

         Cost of goods sold as a percentage of sales decreased to 62.8% from 66.2% last year. The decrease is primarily associated with reduced inventory reserves for obsolete, slow moving and discontinued items that were recorded last year as part of the assessment of customer and market trends. Excluding these reserves, cost of goods sold increased to 62.8% from 61.8% last year primarily reflecting an increase in resin prices. The Company expects that material costs will continue to adversely impact gross margins over the balance of the year compared to 1994. Additionally, the Company continues to review product line profitability and strategic fit to determine whether to continue providing certain lines to customers. As part of this review, it is expected that further operational efficiencies may be identified. This review is expected to result in additional inventory and other reserves in the fourth quarter.

         Operating expenses decreased to 38.4% of sales compared to 54.0% for the same period last year. This decrease is primarily associated with the absence of actual expenditures or reserves for bad debt, product development, employee costs and increased amortization associated with the write-down of certain intangible assets recorded last year as a result of the assessment of customers and market trends. Also contributing to the decrease in the operating expense percentage were reduced general and administrative expenses associated with lower professional service and employee procurement costs, and reduced amortization expense resulting from the write-down of certain intangible assets to their net realizable values last year.

         Interest expense decreased $52 due to the expiration of swap agreements at one of the Company's subsidiaries.

         During the period, other income increased to $377 from the other expense of $389 recorded last year due to the absence of charges associated with the write-off of certain non-compete and consulting fees recorded last year in conjunction with the Company's assessment of customer and market trends. Also contributing to the increase was the settlement of a lawsuit for a lower amount than originally estimated, increased gains on fixed asset sales and lower balance deficiency fees.

         Income tax expense increased $83 compared to the same period last year. The increase is associated with the absence of domestic tax credits recorded in conjunction with the pre-tax loss recorded last year.

RESULTS OF OPERATIONS FOR THE 39 WEEKS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 24, 1994

         Net sales increased $192 (1%) compared to last year due to increased sales of the home improvement product category and increased sales at the Company's Canadian subsidiary. These increases were largely offset by reduced activity at the Company's other foreign subsidiaries and lower export sales.

         Cost of goods sold as a percentage of sales increased to 61.8% from 59.1% last year. Excluding the inventory reserves recorded last year as part of the assessment of customers and market trends, the cost of goods sold percentage for 1994 was 57.6%. The increase compared to 1994 excluding the additional inventory reserves recorded last year is due to increased resin prices, a decrease compared to an increase last year in overhead absorption and provisions to inventory reserves. Also contributing to the increase in the cost of goods sold percentage were increased electricity costs. Electricity costs were lower in 1994 due to refunds which ended in the fourth quarter of last year.

         On a year-to-date basis operating expenses decreased to 38.4% of sales compared to 43.8% last year. The decrease is primarily associated with the absence of actual expenditures or reserves for bad debt, product development, employee costs and increased amortization associated with the write-down of certain intangible assets recorded last year in conjunction with the assessment of customers and market trends. In addition, the operating expense percentage decreased due to lower amortization of certain intangible assets due to the write-down last year of these assets to their net realizable values. Also contributing to the reduced operating expense percentage were lower general and administrative expenses resulting from decreased employee procurement, contributions, franchise tax and professional service expense.

         Interest expense decreased to $685 from $813 primarily as a result of the non-renewal of a swap agreement at one of the Company's subsidiaries.

         Other income increased to $613 compared to other expense of $309 for the comparable period last year. The increase is associated with the absence of certain non-compete and consulting fees written off last year as part of the Company's assessment of customers and market trends. Also contributing to the increase was the settlement of a lawsuit for a lower amount than originally estimated, increased gains on fixed asset sales, foreign currency gains and lower balance deficiency fees.

         Income tax expense decreased to $14 from $117 due to lower domestic taxes associated with net operating loss carryforwards available to the Company.

FINANCIAL CONDITION

         Working capital increased $1,059 during the 39 week period primarily due to an increase in accounts receivable.

         Cash provided by operating activities increased $385 compared to the 39 week period last year. The increase is primarily associated with the reduction in the net loss and the receipt of the settlement payment from the patent infringement suit. Also contributing to the increase was a lower increase in accounts receivable and the receipt of refundable income taxes. These positive cash inflows were partially offset by decreases in accounts payable and accrued liabilities compared to increases last year. The positive cash inflows were also reduced by lower intangible amortization resulting from the write-down of certain intangible assets last year and a lower decrease in inventory levels.

         Sales of the Company's products are generally lower in the first and fourth quarter of the calendar year. Net earnings vary proportionately more than the variation in sales due to the effect of fixed costs. Results of operations for the 13 and 39 week periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the 52 week period ending December 30, 1995.

         As of September 30, 1995 the Company's working capital was $12,085. Management believes that this capital is adequate to finance foreseeable operating needs. The Company's line of credit has expired and the Company is currently negotiating for an expanded line of credit to finance acquisitions and short-term borrowing requirements.

                          PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings - None

ITEM 2.    Changes in Securities - Not Applicable

ITEM 3.    Default Upon Senior Securities - Not Applicable

ITEM 4.    Submission of Matters to a Vote of Security Holders - Not Applicable

ITEM 5.    Other Information -    On November 7, 1995 the Company announced
                                  that it had signed a letter of intent to acquire Studio RTA for a combination of cash and stock. Studio RTA is a Vernon, California marketer of computer furniture, multimedia workstations and organization accessories with projected
                                  1995 sales of $22 million.  The Company
                                  announced that it plans to operate Studio
                                  RTA as a wholly owned stand-alone
                                  subsidiary.

ITEM 6. A.  Exhibits And Reports - Not applicable.

                                 SIGNATURE PAGE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SELFIX, INC.



                                       By:     /s/ James E. Winslow
                                          -------------------------
                                               James E. Winslow
                                               Senior Vice President
                                               Chief Financial Officer



Dated: November 10, 1995