Form 10-K
period 1995-12-30
SELFIX INC
filed 1996-03-28
CIK 814457

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                FOR THE FIFTY TWO WEEKS ENDED DECEMBER 30, 1995

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          COMMISSION FILE NO. 0-17237

                                  SELFIX, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                   DELAWARE                                     36-2490451
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
            4501 WEST 47TH STREET
              CHICAGO, ILLINOIS                                    60632
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE (312) 890-1010.
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
                             NAME OF EACH EXCHANGE
                               ON WHICH REGISTERED
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS
                       Common, Par Value $0.01 Per Share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Shares of common stock, par value $0.01 outstanding at February 27, 1996 -- 3,878,094. Aggregate market value of such shares held by non-affiliates as of that date -- $7,817,006.

     Documents Incorporated by Reference.

     Selfix, Inc. Proxy Statement for 1995 Annual Meeting ("Proxy
Statement") -- Part III
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Selfix, Inc. was founded in 1952, and has operated as a public company since 1988. Selfix, Inc. is an international consumer products company, specializing in the design, manufacture and marketing of quality products for home use, the majority of which are made of plastic. "Selfix" or "the Company" refers to Selfix, Inc. alone or with its wholly-owned subsidiary, Shutters, Inc., as the context requires. The Company is headquartered in Chicago, IL.

GENERAL

     Selfix operates in two industry segments:

          (1) The design, manufacture, and marketing of quality HOUSEWARES through the primary parent company. These products, generally branded as "Selfix" products, are sold principally through mass market trade channels: discount, variety, supermarket, drug, hardware/home center, and specialty stores. The Company sells both direct to retailers and through wholesale distributors. Housewares products generally retail from $1 to $20, with a substantial majority retailing for under $5. The Company believes it is a leading manufacturer of value-priced, high-volume bath accessories and organization products.

          (2) The design, manufacture, and marketing of quality HOME IMPROVEMENT products, through its wholly owned subsidiary, Shutters, Inc. These products, generally branded as "Shutters, Inc." products, are sold principally through wholesalers that service the residential construction, repair and remodeling industry. In addition, Shutters, Inc. markets its products direct to hardware/home center retailers. The Company believes that Shutters, Inc. is a leading manufacturer of durable, plastic exterior shutters.

PRODUCTS

  Net Sales:

     The following tables set forth the amounts and percentages of the Company's gross sales for its product categories, for the periods indicated. For a discussion of the trends in the sales by product categories see Item 7 Management's Discussion and Analysis and Results of Operations.

                                                1995                1994                1993
                                           ---------------     ---------------     ---------------
                                            SALES       %       SALES       %       SALES       %
                                           -------     ---     -------     ---     -------     ---
                                                     (IN THOUSANDS, EXCEPT PERCENTAGES)
Home Bathwares...........................  $15,071      35     $15,300      34     $14,715      35
Hooks & Home Helpers.....................    8,645      20       7,398      17       8,105      19
Juvenile Products........................    6,683      15       8,259      19       6,021      15
Home Organization Products...............    4,144       9       4,848      11       5,411      13
                                           -------     ---     -------     ---     -------     ---
     Subtotal Housewares Products........  $34,543      79     $35,805      81     $34,252      82
Home Improvement Products................    8,993      21       8,417      19       7,667      18
                                           -------     ---     -------     ---     -------     ---
Total Selfix, Inc. Gross Sales...........   43,536     100      44,222     100      41,919     100
                                                       ===                 ===                 ===
Allowances...............................   (2,497)             (3,237)             (2,208)
                                           -------             -------             -------
     Total Selfix, Inc. Net Sales........  $41,039             $40,985             $39,711
                                           =======             =======             =======

     Home Bathwares: Selfix markets a broad line of value-priced bath accessories and organizers, primarily under the brand name Dura-Bilt(R) Bath. These include shower organizers, towel bars, soap dishes, shelves, portable shower sprays, and fog-free shower mirrors. The Company believes it holds a dominant position in the opening price-point plastic bath accessories segment.

     Hooks and Home Helpers: Selfix markets a complete line of over 150 hooks and hanging hardware products, primarily made of plastic. The Company's original product was a plastic hook, unique in that it employed a proprietary no-tools mounting system. Selfix has expanded its offering of these patented, self-adhesive hooks, and the Company believes it offers the most complete line in the opening price point segment. Augmenting the plastic hooks are a line of metal picture hooks, sold to the same customer base.

     Juvenile Products. Selfix markets a line of quality children's organization products, under the brand name Tidy Kids(R) and KidtivityTM. These include closet extenders, hook racks, storage cubes, clothes hangers, and under-the-bed storage trolleys. These products are sold in the juvenile or housewares departments of its core customers, and also through specialty juvenile retailers like Toys R Us and Baby Superstores. Selfix believes it created a market niche of children's organization in the development and successful sales of its Tidy Kids products, and that it offers the premier children's organization program in the industry.

     On October 24, 1995, Selfix, Inc. acquired Mericon Child Safety Products of Livonia, Michigan. Mericon marketed a line of high-quality children's safety products under the Fisher-Price(R) brand name, through a licensing agreement with Fisher-Price, Inc. of East Aurora, New York. Selfix assimilated the sales, administrative and shipping functions for those products into its Chicago, Illinois facility. The acquired products will be marketed and sold along with Selfix Tidy Kids(R) brand of children's organization products.

     Home Organization Products. Selfix offers a variety of products for general home organization, including vinyl coated wire kitchen organizers, and various closet and clothing care products. In 1995, the Company intentionally abandoned certain product segments that were less profitable than others, and discontinued a substantial number of products in this category. Generally characterized as plastic clothes hanger products sold to retailers, these products were of a commodity nature, and the Company was not able to command trade price increases commensurate with rapidly escalating raw material prices incurred in 1994/1995. The Company saw its only long-term growth opportunities through price competition, and elected to re-direct its sales and marketing efforts to other categories. The remaining Home Organization products offer relatively higher margins and more long-term market opportunities.

     Home Improvement Products. Through its Shutters, Inc. subsidiary, Selfix markets a unique line of plastic exterior shutters to the construction trades, and retail Do-It-Yourself channels. Because of a patented design, the shutters are assembled from components, rather than formed in a single piece. This allows the shutters to be configured in the largest variety of sizes and colors in the industry. Shutters, Inc. markets the shutters in component form to remodeling distributors, and in finished form to home center retailers. In both cases, the key competitive advantage is customization of size and color, and quick turnaround service.

MARKETING AND DISTRIBUTION

     The Company's housewares products are sold through national and regional discount, variety, supermarket, drug, hardware/home center, and specialty stores. Selfix sells directly to major retail customers through its senior vice president of sales, two vice presidents of sales, two regional sales managers, plus one director of international sales. The Company's sells to approximately 2500 other customers, through a network of approximately 30 independent manufacturers representatives. During 1995, one customer, Wal-Mart stores, accounted for approximately 12% of Selfix, Inc. gross sales. The loss of this customer would have a material adverse effect on the Company. Kmart accounted for approximately 5% of gross sales. A change in the financial or operating structure of Kmart could have a significant impact on the Company's sales and profits. No other customer accounted for more than 7% of sales.

     The Company's primary marketing strategy is to design innovative products with consumer features and benefits, and focus on marketing the product to its retail selling partners. Selfix believes its primary competitive advantage is prompt and reliable product delivery of volume selling products, allowing customers to maintain minimal inventories to achieve exceptional Gross Margin Return On Investment (GMROI). The Company believes that by offering customer-specific merchandising programs that allow retailers to achieve an outstanding profit return, it is well positioned for growth with volume retailers. To that end, Selfix offers its customer a variety of retail support services, including customized merchandise planogramming, small shipping packs, point-of-purchase displays, Electronic-Data-Interchange (EDI) order transmission, and just-in-time (JIT) product delivery.

     The Company's home improvement products are sold through 20 independent manufacturers' representatives to approximately 800 customers, the majority of which are distributors who supply home repair and remodeling contractors. The Company also sells directly to national and regional home center retailers.

PRODUCT AND RESEARCH DEVELOPMENT

     The Company employs 4 persons in Product Research and Development, and uses a computer-aided design (CAD) system to enhance its product development efforts. During 1995, 1994 and 1993, the Company introduced 65, 47 and 25 new products, respectively. Although the Company's historical accounting records do not separately present research and development expenses, it estimates that for 1995, 1994 and 1993, expenses associated with research and development were $501,000, $436,000, and $430,000, respectively.

FOREIGN AND EXPORT SALES

     In 1995, sales to customers outside the United States accounted for approximately 16% of its total net sales. Sales to Canada, through the Company's subsidiaries, Selfix of Canada and Shutters, Inc. accounted for 9% of the Company's net sales in 1995. All other international sales are exports directly from Selfix, Inc. in Chicago, IL.

     In 1995, the Company decided to cease operations at two subsidiaries, Selfix of Canada and Selfix (H.K.) Ltd., in Hong Kong. In 1994, the Company decided to suspend operations of its United Kingdom subsidiary, Selfix (Housewares) Ltd.

     Selfix of Canada had been operating as a packaging and distribution facility, occupying a 34,000 square foot plant in Scarborough, Ontario. Costs associated with the Selfix of Canada facility were disproportionately high relative to sales. The Canadian market for the Company's housewares products is now being serviced through Selfix main shipping headquarters in Chicago, with sales management and account representation remaining in Canada.

     Selfix (Housewares) Ltd. had been operating as a sales and distribution office for sales to the United Kingdom and Europe. These sales are now being channeled to distributors in these markets, and are handled administratively through the export department of Selfix, Inc.

     Similarly, sales to Asian markets, previously handled by the Selfix (H.K.) Ltd. subsidiary, have been absorbed into the export department of Selfix, Inc. In addition, product sourcing responsibilities were tranferred from Hong Kong to Chicago.

     See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note K of Notes to Consolidated Financial Statements for information regarding the net sales, operating profit (loss) and identifiable assets attributable to each reportable and geographic reporting segment.

SEASONALITY

     Sales are generally higher in the second and third quarter of the calendar year because of the seasonality of the Company's home improvement products. Sales of these products are impacted by weather conditions which are generally better in the late spring, summer and early fall. Net earnings vary proportionally more than the variation in sales due to the effect of fixed costs.

COMPETITION

     Selfix, Inc. competes with a number of well established domestic and foreign manufacturers, many with greater resources than the Company. Many competitor companies are either privately held or divisions of larger entities. Many of the Company's products also compete with substitute products made of alternate materials. There is no reliable qualitative method of determining the Company's position in its various markets. The Company believes it is recognized as a strong competitive factor in the marketplace, based on its innovative yet value-priced products and reliable, timely volume delivery.

     The Company exports products manufactured in the United States and purchases finished goods products from Asia and Latin America. Consequently, the Company's competitive position may be affected by fluctuations in the exchange rates of certain foreign currencies, relative to the U.S. dollar.

PATENTS, TRADEMARKS, AND LICENSES

     Through the acquisition of Mericon Child Safety Products in 1995, Selfix entered into a licensing agreement with Fisher-Price, Inc. of East Aurora, N.Y. The contractual agreement calls for a percentage-based royalty to be paid to Fisher-Price for Selfix sales of the branded Fisher-Price product, which is designed, manufactured and marketed by Selfix. The agreement, which calls for certain conditions to be met by both parties, is in effect through December 31, 1997.

     Selfix owns a number of trademarks and approximately 100 United States mechanical and design patents relating to various products and manufacturing processes. The Company believes that in the aggregate its patents enhance its business, in part by discouraging competitors from adopting patented features of its products. The Company believes, however, that there are no patents, trademarks or licenses material to the business.

RAW MATERIALS AND PRODUCTION

     The Company manufactures the majority of its housewares products at its Chicago, Illinois facility using injection molding and extrusion processes. The Company's production processes utilize automated raw material handling systems and high speed packaging equipment. Many of the injection molding and extrusion operations are also automated and are supported by incentive based, manually performed secondary operations.

     Products marketed by the Shutters, Inc. subsidiary are manufactured using the same processes, at its Hebron, Illinois facility.

     Plastic resins used to manufacture the majority of the Company's products comprise approximately 15 - 20% of total product costs. Fluctuations in resin raw material costs can be significant from year to year. The Company has multiple sources of supply for substantially all of its raw material requirements.

INVENTORY CONTROL

     The Company produces based on forecasted unit sales. The Company operates a computer-based material resource planning (MRP) system which processes orders, schedules production, controls inventory levels and schedules shipping. As a result, the Company generally ships within a short period of time after receipt of an order. Consequently, the Company does not believe that information with respect to backlog is material.

ENVIRONMENT

     Compliance with federal, state or local provisions relating to protection of the environment is not expected to have a material effect on the Company's capital expenditures, earnings or competitive position.

EMPLOYEES

     As of December 30, 1995, the Company employed 368 persons in the United States, approximately 185 of which are hourly employees at its Chicago facility, covered by a collective bargaining agreement which expires in January, 1998. The Company has not experienced a significant work stoppage and believes that its union and employee relations are favorable.

ITEM 2. PROPERTIES

     The Company's headquarters and principal manufacturing, assembly, packaging and distribution operations for its housewares business are located in a leased building of approximately 186,000 square feet on 10.5 acres in Chicago, Illinois. The lease expires in July 2010 and grants the Company a right of first refusal on the sale of the property at any time during its term.

     The Company also leases 83,505 square feet as a storage and distribution facility in Chicago, Illinois. This lease expires on March 31, 1997.

     The Company's shutter manufacturing, assembly, packaging and distribution facilities are located in a building owned by the Company of approximately 62,500 square feet on 12 acres in Hebron, Illinois.

     The Company assembles and packages products for distribution in Canada at its 34,000 square foot Scarborough, Ontario facility, which the Company occupies under a lease expiring in October 1999. The Company plans to close this facility during 1996 and to enter into an early termination agreement. It is not expected that such early termination will have a significant impact on the Company's earnings. The Company considers that its properties are generally in good condition and well maintained, and are suitable and adequate to carry on the Company's business.

ITEM 3. LEGAL PROCEEDINGS

     A patent design suit brought by Selfix Independent Products Co., Inc. and Selfix, Inc. against Victory Button Company, Inc., Julian Barnett, Barker Sales Corp, Plaza Plastics Corp & Barker Group Industries, Inc. was settled in December, 1994. Selfix, Inc., through its subsidiary, Selfix Independent Products Company, Inc. purchased all rights, titles and interests of all patents and trademarks owned by Independent Products Company, Inc. The purchase included the right to recover certain amounts for past infringements. In 1994, the Company recorded approximately $.5 million as its share of the settlement after providing for estimated legal fees and other sharing of the proceeds. (See Note C to the consolidated financial statements -- Notes and other receivables)

     The Company has investigated and remediated an environmental matter at its principal facility in Chicago. A $.3 million accrual was recorded in fiscal 1994 for the cost of such investigation and remediation. Final acceptance of the Company's remediation actions has not yet been obtained from the State of Illinois, but the Company does not expect such approval to be withheld. Actions to date have been funded within the accrual established in 1994. (See Note H to the consolidated financial statements -- Commitments and Contingencies).

     The Company is not aware of any other legal matters of significance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers are as follows:

          NAME           AGE                         POSITION
          ----           ---                         --------
James R. Tennant         42     Chairman of the Board and Chief Executive Officer
James E. Winslow         41     Senior Vice President, Chief Financial Officer and
                                Secretary
Jeffrey R. Dolan         39     Senior Vice President Sales
Theodore W. Lucore       54     Senior Vice President Operations
Raymond E. Anderson      61     Vice President Sales
David A. Bures           46     Vice President and General Manager, Shutters, Inc.
Peter L. Graves          39     Vice President Marketing
Michael J. Ricard        56     Vice President Sales, Shutters, Inc.
Gino T. Tersigni         35     Vice President Sales

     JAMES R. TENNANT joined the Company as Chairman of the Board and Chief Executive Officer in April 1994. He was elected a Director of the Company in December 1992 and was a member of the Company's Compensation Committee until April 1994. From 1982 to 1994, Mr. Tennant was President of Foote, Cone & Belding/Direct, an international advertising agency. From 1979 to 1982, he was employed by Young and Rubicam, an advertising agency, his final position being Senior Vice President.

     JAMES E. WINSLOW joined the Company as Senior Vice President, Chief Financial Officer in November 1994. In 1994, Mr. Winslow was Executive Vice President and Chief Financial Officer of Stella Foods, Inc. From 1983 to 1994, Mr. Winslow was employed by Wilson Sporting Goods Co. in various capacities, his final position being Vice President and Chief Financial Officer.

     JEFFREY R. DOLAN joined the Company as Senior Vice President Sales in August, 1995. From 1982 to 1995, Mr. Dolan was employed by Rubbermaid, Inc., in various sales management capacities, his final position being Vice President National Accounts.

     THEODORE W. LUCORE joined the Company as Senior Vice President Operations in January 1995. From 1993-1994, Mr. Lucore was Vice President Operations of M. Kamenstein, Inc. From 1991 to 1993, he was Executive Vice President and Chief Operating Officer of Hirsch Company. From 1989 to 1991, he was General Manager Manufacturing of St. Charles Manufacturing Company. From 1968 to 1989, Mr. Lucore was a Plant Manager for General Electric.

     RAYMOND E. ANDERSON has been Vice President Sales since June 1993. He joined the Company in 1980 as a Regional Sales Manager and became the National Sales Manager in 1983.

     DAVID A. BURES has been Vice President and General Manager of the Company's Shutters, Inc. subsidiary since October, 1995. He joined the Company in 1989 as Controller of Shutters, Inc. From 1993 to 1995 he was Administrative Manager of Shutters, Inc. From 1980 to 1989, Mr. Bures was employed in various capacities by Packaging Corporation of America, his final position being Financial Systems Manager.

     PETER L. GRAVES has been Vice President Marketing since October 1994. He joined the firm in 1981 as a copywriter and has served in various sales and marketing positions in the Company, with his previous position in the Company being Manager of Sales and Marketing Administration.

     MICHAEL J. RICARD has been Vice President Sales of the Company's Shutters, Inc. subsidiary since October, 1995. He joined the Company in 1988 as Product Development Manager of Selfix, Inc. He became National Sales Manager of Shutters, Inc. in 1989. From 1986 to 1989, he was employed by Cedco as General Manager. From 1983 to 1986 he was Vice President Sales of Superior Plastics.

     GINO T. TERSIGNI has been Vice President Sales since September, 1995. He joined the Company in 1995 as Vice President and National Sales Manager of the Company's Canadian subsidiary. From 1990 to 1995, Mr. Tersigni was zone manager for Bernzomatic/Newell Torch Manufacturing. From 1984 to 1990, he was national accounts manager for Ryobi Canada.

     Officers serve at the discretion of the Board of Directors, except as provided in the employment contract with Mr. Tennant. See "Executive Compensation -- Employment Agreements."

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the NASDAQ National Market System under the symbol SLFX. As of February 27, 1996, the Company believes there were 160 holders of record and in excess of 700 beneficial holder's of the Company's common stock.

     The Company has never paid a cash dividend on its common stock and currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business.

     The following table lists the high and low closing stock prices as reported by NASDAQ for the periods indicated:

                               MARKET PRICE RANGE

                                                         HIGH                     LOW
                                                  ------------------       ------------------
                      QUARTERS                     1995        1994        1995         1994
    --------------------------------------------  ------       -----       -----       ------
    First.......................................  $5.25        $9.25       $4.00       $6.375
    Second......................................   5.25         8.75        4.25        6.125
    Third.......................................   5.75         7.25        4.25        4.00
    Fourth......................................   5.875        5.25        4.75        4.25

ITEM 6. SELECTED FINANCIAL INFORMATION

     Selected financial information of the Registrant appears on page 17 of this Form 10-K Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company reports on a 52-53 week year ending on the last Saturday of December. In the discussion and analysis that follows, references to the fiscal years 1995, 1994, and 1993 are for the fifty-two weeks ended December 30, 1995, the fifty-three weeks ended December 31, 1994 and the fifty-two weeks ended December 25, 1993, respectively.

RESULTS OF OPERATIONS

     In April, 1994, the Board of Directors elected Mr. James R. Tennant as Chairman and Chief Executive Officer. This was the initial step in the turnover of senior management, a restructuring of operations and an in depth analysis of customer and market trends.

     During fiscal 1995 and 1994, the following officers all left the Company:
President and Chief Operating Officer; Vice President, Secretary and Chief Financial Officer; Vice President of Operations; Vice Presidents of Domestic and International Sales. These positions were all replaced. See 'Executive Officers of the Registrant' in Part I for further background information on the new management team.

     The new senior management team conducted a restructuring of operations and an analysis of customer and market trends during the third and fourth quarters of fiscal 1994. As a result of the restructuring and market analysis, the Company decided to exit certain product lines, consolidate its facilities and increase investments in R&D/new product development. During 1995, it was determined that additional restructuring actions were required, additional product lines needed to be discontinued and further management initiatives were needed to reduce fixed costs. These actions had a significant impact on fiscal 1995 and 1994 financial results. In the section that follows, the impact of several items affecting financial comparability is detailed. The items include management initiatives resulting from the business analysis completed in 1995 and 1994 as well as other significant items.

ITEMS AFFECTING COMPARABILITY

  UNUSUAL CHARGES

     Unusual charges totaled $3.0 million in 1995 and $5.3 million in 1994. These unusual charges were as follows:

     1995

     Restructuring charges totaling $2.1 million related to the decisions to exit certain unprofitable product lines, close the Company's Canadian facility and move the Canadian operations to Chicago. Such charges included severance benefits, the write-off of Canadian fixed assets, run out costs on the Canadian building lease and the write-off of inventory and intangibles related to discontinued product lines. For additional discussion of restructuring charges, see "Fiscal Year 1995 as Compared to Fiscal Year 1994".

     Allowances for uncollectible accounts receivable were increased $.4 million to address the uncertain financial condition of several retailers.

     Charges of $.5 million were recorded to implement management initiatives to re-engineer operations from both a customer service and manufacturing perspective.

     Fixed asset values were reduced $.3 million as a result of a reassessment of expected utility and useful lives.

     Other income was positively impacted by the favorable settlement of a non-compete and consulting agreement. The favorable settlement allowed $.3 million of related accruals to be reversed into earnings.

     The impact of these unusual charges on operating profit (loss) and earnings
(loss) before income taxes was to increase the loss by $3.3 million and $3.0 million, respectively.

     1994

     Restructuring charges totaled $1.7 million related to a work force reduction in the Chicago facility, termination of existing employee arrangements and the writedown of inventory and fixed assets related to product lines to be discontinued. For additional discussion of restructuring charges, see "Fiscal Year 1994 as Compared to Fiscal Year 1993".

     Reserves for returns and allowances were increased $.8 million to reflect current market pricing trends and potential product warranty claims.

     Inventory reserves were increased $1.0 million to address slow moving and obsolete finished goods and packaging.

     Fixed asset write-offs of $.4 million were recorded for assets that had significantly diminished useful lives.

     Search and relocation costs of $.2 million were incurred for the turnover of the senior management team.

     Accounts receivable of $.2 million were written off related to the bankruptcy of a significant home improvement products customer.

     Intangible assets from previous acquisitions were reduced $.6 million due to projected sales declines on the related product lines acquired.

     Other expense was increased $.5 million related to the write-off of future benefits from non-compete and consulting agreements arising from a previous acquisition; $.3 million related to the investigation and remediation of an environmental matter; and $.1 million for losses on fixed assets sold. Partially offsetting these additional expenses was $.5 million of income from the favorable settlement of a patent infringement lawsuit. For additional discussion of these items see "Fiscal Year 1994 as Compared to Fiscal Year 1993".

     The impact of these unusual charges on operating profit (loss) and earnings
(loss) before income taxes was to increase the loss by $4.9 million and $5.3 million, respectively.

FISCAL YEAR

     1994 consisted of 53 weeks and the years 1995 and 1993 consisted of 52 weeks. The estimated favorable impact on net sales of the fifty-third week was offset by additional salaries and operating expenses of the additional week. Management believes the fifty-third week had no meaningful impact on 1994 results or on comparisons between years.

FISCAL YEAR 1995 AS COMPARED TO FISCAL YEAR 1994

     Net sales of $41.0 million were unchanged from the prior fiscal year. During the year, however, the Company identified certain products to discontinue primarily in the home organization category. As a result, product sales of this category declined 15%. Further, juvenile products declined 19% as a result of reduced trade channel fill in of initial product offerings. These reductions were offset by healthy improvements (up 4%) in the Company's stronger categories of home bathwares and hooks, where the Company has larger market shares. Increased sales of these products were driven by a 16% increase in domestic sales to the Company's largest customer due to improved distribution and new product offerings. Sales of the Company's home improvement products increased 7% as a result of increased penetration of the home center retail market and also through increased volume with remodeling distributors. Penetration of the home center retail market was supported by the Company's make to order program allowing consumers to customize both the color and size of their shutters.

     Gross profit, net of the unusual charges discussed above, declined from 42.0% of net sales in 1994 to 38.5% in 1995. The decrease in gross profit is primarily the result of continued cost increases related to plastic resin, the Company's primary raw material. During 1995, the Company's cost of plastic resin increased 34% causing gross profit margins to decline by 2.6%. Plastic resin costs declined in the third and fourth quarters from their mid year highs and continuing lower resin costs are expected to contribute to improved gross profit margins in 1996. Gross profit margins were also impacted by Canadian sales mix shifts away from high margin core product categories to the lower margin hanging hardware product line. The Company does not believe it can effectively and profitably compete in hanging hardware and has decided to exit this product line. The related costs to exit this product line are included in the 1995 restructuring charge.

     Selling expenses, net of the unusual charges discussed above, were 25.6% of net sales as compared to 25.9% in 1994. The decrease was a result of the Company's consolidation of its Chicago warehousing facilities from 4 to 2. This action was taken to improve customer service, increase operating efficiencies and reduce costs. The Company's ability to consolidate warehouses was also a direct result of actions taken in 1994 and 1995 to reduce Stock Keeping Units (SKU's) and inventory. The Company's restructuring actions in 1994 to reduce headcount also had a favorable impact on selling expenses. Offsetting much of the savings from the above actions, were increased payroll and travel costs for sales personnel.

     Administrative expenses, net of the unusual charges discussed above, increased slightly from 13.2% of net sales in 1994 to 13.7% in 1995. The increase is attributable to costs incurred related to the Company's search for strategic acquisitions. During 1995, the Company evaluated several acquisition targets and incurred legal, audit and investment banking fees during the evaluation and negotiation process. Fees and costs related to acquisition activities are expensed as incurred unless a transaction is completed. Administrative expenses also increased as a result of the Company's management incentive plans. Expenses for such plans increased as a result of the Company achieving its operating budget in 1995. The operating budget was not achieved in 1994 and no management incentive costs were incurred.

     Amortization of intangibles, net of the unusual charges discussed above, decreased from 2.1% of sales in 1994 to 1.2% in 1995. The decrease is the result of the reduction in patents, trademarks and other intangibles during 1994. The reduction in these assets resulted in reduced amortization in 1995. Further, some of the Company's intangibles reached the end of their respective amortization periods during early 1995 further reducing amortization expense as compared to 1994.

     Restructuring charges were incurred in both 1995 and 1994. Such charges increased from $1.7 million in 1994 to $2.1 million in 1995. In 1994, the Company's new senior management team began a restructuring of operations, analysis of customer and market trends, assessment of product lines, SKU's and customers served together with a review of operating strategies. In 1994, the Company recorded a $1.7 million restructuring charge related to the analysis and assessments completed at that time. The 1994 charge relates to costs of severance and termination benefits paid or accrued for a change in level and composition of employees at its Chicago facilities, the termination of existing employee arrangements, as well as inventory adjustments and fixed asset writedowns related to product lines to be discontinued.

     In the fourth quarter of 1995, the Company announced its intent to further consolidate facilities and exit additional product lines. The 1995 restructuring charge is a result of the Company's decision to exit certain unprofitable product lines, close the Company's Canadian facility and move the Canadian operations to the Chicago manufacturing and distribution facilities. The restructuring charges for these initiatives totaled

$2.1 million. The charges for the closing and relocation of the Canadian operation totaled $1.0 million including severance benefits of $.2 million covering all of the Canadian employees. The relocation of the Canadian operation is expected to be completed in the first half of 1996. The remaining $1.1 million of restructuring charges pertains to product lines the Company has decided to exit and the write-off of related product molds, inventory and patents.

     Interest income was essentially unchanged from the prior year. Interest expense declined $.1 million as a result of lower debt levels. Changes in interest rates between years had no significant impact on interest income or expense. Other income, net of the unusual items discussed above, increased $.3 million as a result of gains on sales of fixed assets and a franchise tax refund from prior years.

     An income tax benefit of $.3 million was recorded in 1995 through the utilization of alternative minimum tax carrybacks. This compares to income tax expense in 1994 of $.2 million related to foreign income taxes. During 1995, the Company ceased operation of its United Kingdom and Hong Kong subsidiaries and as such did not generate any foreign taxed earnings or losses of significance. The Company was unable to record a significant tax benefit on the 1995 or 1994 pre-tax losses because of the unavailability of tax loss carrybacks. The losses from both years will be available to reduce future taxable income.

     The net loss in 1995 was $4.0 million or $1.11 per share based on 3,616,924 weighted average common share and common share equivalents. This compares to the net loss of $6.0 million recorded in 1994 or $1.70 per share based on 3,538,758 of weighted average common share and common share equivalents. The increase in common share and common share equivalents is the result of stock issued in connection with the acquisition of Mericon Child Safety Products and the partially offsetting impact of treasury shares acquired. The $2.0 million decrease in net loss between years was due primarily to the $2.3 million reduction in unusual charges discussed above.

OUTLOOK

     The management initiatives during 1994 and 1995 have resulted in the elimination of many unprofitable and other poorly performing product lines together with reduced overhead and improved operating efficiencies. Significant reductions in SKU's have been achieved further enhancing the operating effectiveness achieved through consolidation of operations. During 1994 and 1995, spending on new product development and packaging was increased significantly. As a result, the Company will be going to market in 1996 with a new packaging look and over 60 new products. These actions, coupled with expected cost reductions of plastic resin and a new, highly focused sales management team will provide the Company with the opportunity to significantly improve results. Although the Company has significantly reduced its fixed costs, future profitability is dependent on the stability of resin costs below 1995 averages, increased sales and the success of new product introductions.

FISCAL YEAR 1994 AS COMPARED TO FISCAL YEAR 1993

     Net sales during fiscal year 1994 amounted to $41.0 million as compared to $39.7 million for fiscal year 1993, an increase of 3%. Home bathware sales increased 3% while juvenile products increased 38% due to new placement at a major national toy retailer. Hooks and home organization products fell by 9% and 10%, respectively due to the exit from certain SKU's. Sales increases were unit driven. Product price changes had little or no effect on the sales increase.

     Gross profit, net of the unusual charges discussed above, was 42.0% as compared to 43.3% in 1993. The increase in the cost of sales from 1993 is the result of the following:

          1. Material costs increased approximately 50% due to raw material and packaging price increases incurred primarily during the third and fourth quarter of the year. The Company has a limited ability to recover these cost increases through its selling prices.

          2. Manufacturing labor costs decreased slightly as a percentage of sales because of the change in product mix and, as a result, manufacturing labor costs were lower on a percentage basis in fiscal 1994 compared to 1993.

     Selling expenses, net of the unusual charges discussed above, increased to 25.9% of net sales in 1994 from 20.6% in 1993. Freight costs, as a percentage of sales, increased because of increased rate charges by freight carriers. Other costs relating to sales volume remained constant in relationship to sales with absolute increases related to the following activities: personnel costs as a result of increased staffing of the marketing and product development departments ($.3 million); selling expenses due to servicing stores of a major customer and increased spending related to home improvement products ($.4 million); professional services, brochures and displays for market research, product research, prototypes and packaging graphics ($.5 million); and warehouse renovations designed to improve order fulfillment ($.1 million). The Company also incurred higher warehousing costs due to increased inventory levels in the first half of the year.

     Administrative expenses, net of the unusual charges discussed above, were 13.2% of net sales in 1994 as compared to 13% in 1993. The slight increase was the result of annual wage and benefit increases as well as supply costs and depreciation for new computer auxiliary equipment and software.

     Amortization of intangible assets, net of the unusual charges discussed above, decreased $.1 million due to the expiration of certain intangible assets.

     The 1994 restructuring charge of $1.7 million relates to costs of severance and termination benefits paid or accrued for a change in the level and composition of employees, termination of existing employee arrangements, inventory adjustments and fixed asset writedowns related to product lines to be discontinued. The Company provided for severance benefits approximating $1.0 million for employee terminations during the third and fourth quarters. Such benefits cover approximately 25 employees across most departments, which represented 17% of the administrative staff, or 5% of total employees. All such terminations were completed by the end of the first quarter of 1995. Inventory and fixed asset write-offs related to products to be discontinued were $.5 million and $.2 million, respectively.

     In fiscal 1994, interest income increased over fiscal 1993 due to increased availability of cash for investment as well as increased rates of return. Interest expenses decreased primarily because of a reduction in the Industrial Revenue Bond (IRB) debt. The interest rates associated with the IRB debt did not increase as quickly as the increases in the prime rate.

     The increase in other income and expense resulted from an accrual of approximately $.5 million for the remaining obligation to a former owner of IPC under consulting and non compete agreements. The Company believes there is no future value to its remaining obligation because of recent events in connection with litigation and the absence of any substantive services being provided under the agreements. In addition, fixed asset losses on disposal increased $.1 million and the Company recorded an accrual for costs ($.3 million) related to the investigation and potential remediation of an environmental matter. Partially offsetting these expense items was additional income of $.5 million from the favorable settlement of two lawsuits related to patent infringements.

     The effective tax rate for 1994 of 4% is the result of foreign taxed income. The Company was not able to record an income tax benefit on its loss before income taxes of $5.8 million because of the unavailability of tax loss carrybacks. The deferred tax asset valuation allowance increased $2.6 million due to the uncertain realizability of the deferred tax asset. Tax losses from fiscal 1994 will be available to reduce future taxable income.

     The net loss in 1994 was $6.0 million or $1.70 per share (based on 3,538,758 of weighted average common share and common share equivalents). This compares to net income of $1.5 million or $0.43 per share (based on 3,511,100 weighted average common share and common share equivalents) when also taking into consideration the cumulative effect of the change in income tax accounting during fiscal year 1993.

OPERATING RESULTS BY INDUSTRY SEGMENT

     The Company operates in two industry segments: Housewares and Home Improvement Products. Although both segments use plastic resin as the primary raw material, the products of each segment are quite different and are sold through different trade channels. The two segments operate independently with separate management teams. The unusual charges discussed previously impacted both segments. The housewares segment was negatively impacted in 1995 and 1994 by $3.3 million and $4.0 million, respectively. The home improvement segment was not impacted in 1995 but was negatively impacted by $.9 million in 1994.

HOUSEWARES

     The operating loss of the housewares segment, net of the unusual charges previously discussed, was $2.0 million in 1995 as compared to an operating loss of $.5 million in 1994. The increase in the loss was primarily the result of higher resin costs. Other factors impacting results were the decline in gross profit margins due to Canadian sales mix shifts to a lower margin hardware product line, the costs associated with the Company's search for strategic acquisitions and the additional costs of new management incentive plans. The majority of the Company's anticipated improved results in 1996 are expected to come from the housewares segment.

     The housewares segment reported an operating profit in 1993 of $1.9 million, significantly better than the $.5 million operating loss, net of unusual charges, reported in 1994. The decline in profitability is a direct result of increased material costs of 50%, higher freight costs, additional marketing spending to support new product development and sales mix shifts towards less profitable products which were subsequently discontinued.

HOME IMPROVEMENT PRODUCTS

     The operating profit of the home improvement segment improved significantly in 1995. Operating profits in 1995 of $.8 million were up $.5 million as compared to 1994's result of $.3 million (net of the unusual charges). Increased profitability was the result of improved manufacturing efficiencies through reduced turnover of personnel and improved work flows. These cost efficiencies offset the increased cost of plastic resins and are expected to continue to benefit future results. Additional savings occurred in operating expenses related to new product development costs and amortization of intangibles. Amortization expenses were reduced as a result of the expiration of non-compete and consulting agreements arising from the 1988 acquisition of Shutters, Inc. by the Company.

     Operating profits in 1994 of $.3 million (net of the unusual charges) were down slightly from 1993 profits of $.5 million. The decrease was entirely the result of increased raw material costs.

CAPITAL RESOURCES AND LIQUIDITY

     Cash and cash equivalents at December 30, 1995 were $3.0 million as compared to $4.9 million at December 31, 1994. The decrease in cash is primarily due to debt paydowns of $2.5 million. During 1995, the Company was able to finance operations, capital spending and a small acquisition through the collection of a $1.4 million patent suit settlement and cash from operations. Despite a $4.0 million loss, cash flow from operations was positive due to the non cash nature of much of the loss even though severance and other unusual items from 1994 were funded in 1995.

     The key components of 1995 cash uses and sources were as follows:

     - Inventories declined $.5 million as a result of reduced SKU's and safety stocks. The decrease in inventory was accomplished despite a 34% average increase in plastic resin costs. Raw materials accounts for approximately 21% of total inventories.

     - Collection of a $1.4 million patent suit settlement. The collection had no impact on 1995's operating results but had a positive benefit on cash flow.

     - Capital spending in 1995 was $1.2 million, the majority of which was for the purchase and tooling of molds to support new products.

     - The Company acquired Mericon Child Safety Products for cash and stock. The cash portion of the transaction was $.9 million.

     - The Company purchased 58,762 shares of Selfix, Inc. common stock from the Company's Profit Sharing and Savings Plan at a cost of $.3 million. The buyback was done to facilitate a change in trustee of the Profit Sharing and Savings Plan assets. The shares were held in treasury at December 30, 1995.

     - Scheduled installment payments of $.8 million were made on the Company's variable rate demand bonds.

     - A note payable to a bank of $1.5 million was paid down in December, 1995 with excess available cash.

     The Company's plans for 1996 include continuing to invest in new product development, to aggressively grow sales and to pursue strategic acquisitions. In the near term, the Company expects to fund operations and capital spending from its operating cash and existing cash and cash equivalents. To facilitate longer term potential cash needs, the Company is in the process of consolidating its banking relationships and obtaining new lines of credit. The new lines of credit will provide borrowing capability up to $8 million subject to asset based availability formulas. It is expected the new lines of credit will be in place beginning in the second quarter of 1996. The Company currently has no operating lines of credit other than for minimal letters of credit to finance inventory purchases.

     The terms of the Company's debt agreements include certain financial covenants which were not met as of December 30, 1995. The Company has received waivers of compliance from its lenders.

     To minimize interest rate risk, the Company has entered into interest rate swap contracts. Please see Note G to the consolidated financial statements for a further explanation of these contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Listed below are the financial statements and supplementary data included in this part of the Annual Report on Form 10-K:

                                                                                        PAGE
                                                                                         NO.
                                                                                       -------
    (a)   FINANCIAL STATEMENTS
          Report of Independent Certified Public Accountants.........................  18
          Consolidated Balance Sheets at December 30, 1995 and December 31, 1994.....  20
          Consolidated Statements of Operations for 1995, 1994 and 1993..............  19
          Consolidated Statements of Stockholders' Equity for 1995, 1994 and 1993....  21
          Consolidated Statements of Cash Flow for 1995, 1994 and 1993...............  22
          Notes to the Consolidated Financial Statements.............................  23-36
    (b)   SUPPLEMENTARY DATA
          Summary of Quarterly Data..................................................  36
          Financial statement schedule is included in page 38 of this report. See
          Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Company's executive officers is included under
Part 1 of this Form 10-K.

     Information set forth under "Election of Directors" in the Proxy Statement is incorporated herein by reference. The information set forth under "Executive Officers of the Registrant" in Part 1 of this Annual Report on Form 10-K is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under "Additional Information -- Executive Compensation" and "Additional Information -- Employment Agreements" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the "Security Ownership of Principal Holders and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Listed below are the financial statements, additional financial information, reports and exhibits included in this part of the Annual Report on Form 10-K:

     (A) FINANCIAL STATEMENTS

          The financial statements and notes to the consolidated financial statements are referred to in Item 8.

                                                                                 PAGE
                                                                                  NO.
                                                                                 -----
(B)  ADDITIONAL FINANCIAL INFORMATION
     Report of Independent Certified Public Accountants on Schedule............   37
     Schedule II -- Valuation and Qualifying Accounts..........................   38

     (C) REPORTS FILED ON FORM 8-K

          On December 28, 1995 the Company filed a Form 8-K disclosing that it had elected not to proceed with the acquisition of Studio RTA, a marketer of computer furniture, multimedia work stations and organizational accessories to the small office/home market.

     (D) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

      3.1     Certificate of Incorporation of the Registrant. Incorporated by reference from
              Exhibit 3.1 to Form S-1 Registration Statement No. 33-23881.
      3.2     By-Laws of the Registrant. Incorporated by reference from Exhibit 3.2 to Form
              S-1 Registration Statement No. 33-23881.
     10.7     Stock Option Plan adopted by the Registrant's Stockholders on May 15, 1987.
              Incorporated by reference from Exhibit 10.8 to Form S-1 Registration Statement
              No. 33-23881.
     10.8     Lease, dated July 24, 1980, among the Registrant as Tenant and NLR Gift Trust and MJR Gift Trust as Landlord concerning the Registrant's facility in Chicago,
              Illinois. Incorporated by reference from Exhibit 10.9 to Form S-1 Registration
              Statement No. 33-23881.
     10.9     Lease, dated November 1, 1979, between the Registrant as Tenant and the Ragir
              Children's Building Trust as Landlord concerning the Registrant's facility in
              Scarborough, Ontario. Incorporated by reference from Exhibit 10.10 to Form S-1
              Registration Statement No. 33-23881.
     10.11    Patent licensing agreement, dated as of November 2, 1971, between the
              Registrant and Meyer J. Ragir concerning M.J. Molding Process. Incorporated by reference from Exhibit 10.13 to Form S-1 Registration Statement No. 33-23881.
     10.12    Patent licensing agreement, dated as of November 15, 1971, between the
              Registrant and Meyer J. Ragir concerning Suction Lock Products. Incorporated by reference from Exhibit 10.14 to Form S-1 Registration Statement No. 33-23881.
     10.13    Patent licensing agreement, dated as of June 1, 1981, between the Registrant and Meyer J. Ragir concerning Shower Organizer Products. Incorporated by reference from Exhibit 10.15 to Form S-1 Registration Statement No. 33-23881.
     10.21    Loan Agreement dated December 1989 between the Registrant and Illinois
              Development Finance Authority in connection with the Registrant's Industrial
              Revenue Bond incorporated by reference from the Registrant's Form 10-K for the year ended May 31, 1990.
     10.22    Loan Agreement dated September 1990 between the Registrant and Illinois
              Development Finance Authority in connection with the Registrant's Industrial
              Revenue Bond incorporated by reference from the Registrant's Form 10-K for the year ended December 28, 1991.
     10.23    Employment Agreement dated May 1, 1994 between the Registrant and James R.
              Tennant, Chairman of the Board and Chief Executive Officer.
     11.0     Statement Regarding Computation of Earnings Per Share is included in the Notes to the Consolidated Financial Statements referred to in Item 8 above.
     27.0     Financial Data Schedule.

ITEM 6. SELECTED FINANCIAL DATA

                   CONSOLIDATED STATEMENTS OF OPERATIONS DATA

                                          1995         1994         1993         1992         1991
                                       ----------   ----------   ----------   ----------   ----------
                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
Net sales............................  $   41,039   $   40,985   $   39,711   $   35,209   $   37,013
Cost of goods sold...................      25,678       25,587       22,504       22,297       22,356
                                        ---------    ---------    ---------    ---------    ---------
  Gross profit.......................      15,361       15,398       17,207       12,912       14,657
Operating expenses...................      17,385       18,185       14,214       13,501       13,022
Restructuring charge.................       2,051        1,701           --           --           --
                                        ---------    ---------    ---------    ---------    ---------
  Operating profit (loss)............      (4,075)      (4,488)       2,993         (589)       1,635
Interest expense.....................        (896)        (999)      (1,066)      (1,038)      (1,182)
Other income (expense) -- net........         688         (295)         126          192          215
                                        ---------    ---------    ---------    ---------    ---------
  Earnings (loss) before income
     taxes...........................      (4,283)      (5,782)       2,053       (1,435)         668
Income tax (expense) benefit.........         273         (221)        (574)         654          (94)
                                        ---------    ---------    ---------    ---------    ---------
  Earnings (loss) before the
     cumulative effect of a change in
     accounting for income taxes.....      (4,010)      (6,003)       1,479         (781)         574
                                        ---------    ---------    ---------    ---------    ---------
Cumulative effect of a change in
  income tax accounting..............          --           --           36           --           --
                                        ---------    ---------    ---------    ---------    ---------
Net earnings (loss)..................  $   (4,010)  $   (6,003)  $    1,515   $     (781)  $      574
                                        =========    =========    =========    =========    =========
Net earnings (loss) per common and
  common equivalent share............  $    (1.11)  $    (1.70)  $     0.43   $    (0.23)  $     0.17
                                        =========    =========    =========    =========    =========
Number of weighted average common and
  common equivalent shares
  outstanding........................   3,616,924    3,538,758    3,511,100    3,448,267    3,454,473
Consolidated Balance Sheet and Cash
  Flow Data:
  Working capital....................  $    6,712   $   11,026   $   12,752   $   11,599   $   10,891
  Land, property, plant and
     equipment -- net................       8,453       10,466       11,524       10,154       10,319
  Intangible assets..................       2,693        1,536        2,941        3,828        4,776
  Total assets.......................      24,976       30,761       35,354       32,828       37,591
  Long-term obligations (less current
     maturities).....................       7,022        9,421        9,120       11,130       12,034
  Stockholders' equity...............      10,847       13,623       19,326       17,715       18,627
  Cash provided by operating
     activities......................       2,574        2,027        4,193        2,917          860

                                                         700 One Prudential
                                                         Plaza
                                                         130 E. Randolph Drive
                                                         Chicago, IL 60601-6203
                                                         312 856-0200

                                                  [GRANT THORNTON LOGO]
                                                   GRANT THORNTON LLP
                                                         Accountants and
                                                         Management Consultants
                                                         The U.S. Member Firm of
                                                         Grant Thornton
                                                         International

                             REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Selfix, Inc.

     We have audited the accompanying consolidated balance sheets of Selfix, Inc. and Subsidiaries as of December 30, 1995 and December 31, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the fifty-two week period ended December 30, 1995 and the fifty-three week period ended December 31, 1994 and the fifty-two week period ended December 25, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Selfix, Inc. and Subsidiaries as of December 30, 1995 and December 31, 1994, and the consolidated results of their operations and their consolidated cash flows for the fifty-two week period ended December 30, 1995, and the fifty-three week period ended December 31, 1994 and the fifty-two week period ended December 25, 1993, in conformity with generally accepted accounting principles.

     As discussed in Note A, the Company changed its method of accounting for investments in 1994. In 1993 the Company changed its method of accounting for income taxes.

                                                              Grant Thornton LLP

Chicago, Illinois
February 9, 1996

                         SELFIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 1995        1994        1993
                                                                -------     -------     -------
                                                                     (IN THOUSANDS EXCEPT
                                                                      PER SHARE AMOUNTS)
Net sales.....................................................  $41,039     $40,985     $39,711
Cost of goods sold............................................   25,678      25,587      22,504
                                                                -------     -------     -------
          Gross profit........................................   15,361      15,398      17,207
Operating expenses
  Selling.....................................................   10,474      10,991       8,184
  Administrative..............................................    6,433       5,789       5,143
  Amortization of intangible assets...........................      478       1,405         887
  Restructuring charge........................................    2,051       1,701          --
                                                                -------     -------     -------
                                                                 19,436      19,886      14,214
                                                                -------     -------     -------
          Operating profit (loss).............................   (4,075)     (4,488)      2,993
Other income (expenses)
  Interest income.............................................      230         206         151
  Interest (expense)..........................................     (896)       (999)     (1,066)
  Other income (expenses).....................................      458        (501)        (25)
                                                                -------     -------     -------
                                                                   (208)     (1,294)       (940)
                                                                -------     -------     -------
          Earnings (loss) before income taxes and cumulative
            effect of a change in accounting..................   (4,283)     (5,782)      2,053
  Income tax (expense) benefit (Notes A and I)................      273        (221)       (574)
                                                                -------     -------     -------
Earnings (loss) before the cumulative effect of a change
  in accounting for income taxes..............................   (4,010)     (6,003)      1,479
Cumulative effect of a change in income tax accounting........       --          --          36
                                                                -------     -------     -------
Net earnings (loss)...........................................  $(4,010)    $(6,003)    $ 1,515
                                                                =======     =======     =======
Net earnings (loss) per common and common equivalent share
  (Note A) before the cumulative effect of a change in
  accounting for income tax...................................  $ (1.11)    $ (1.70)    $  0.42
Change in accounting for income tax...........................       --          --        0.01
                                                                -------     -------     -------
Net earnings (loss) per share.................................  $ (1.11)    $ (1.70)    $  0.43
                                                                =======     =======     =======

        The accompanying notes are an integral part of these statements.

                         SELFIX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                    1995          1994
                                                                                   -------       -------
                                                                                   (IN THOUSANDS EXCEPT
                                                                                   SHARE AMOUNTS)
Current assets
  Cash...........................................................................  $ 2,327       $ 1,487
  Cash equivalents...............................................................      655         3,372
  Investments in marketable securities (Note A)..................................      516           944
  Accounts receivable
    Trade, net of allowance for doubtful accounts of $1,395 at
      December 30, 1995, $1,431 at December 31, 1994.............................    4,690         4,947
  Notes receivable and other receivables (Note C)................................       83         1,773
  Refundable income taxes (Notes A and I)........................................      222           381
  Inventories (Note A)
    Finished goods...............................................................    3,165         2,344
    Work-in-process..............................................................      893         1,406
    Raw materials................................................................    1,093         1,900
                                                                                   -------       -------
                                                                                     5,151         5,650
  Prepaid expenses and other current assets......................................      175           189
  Deferred income taxes (Notes A and I)..........................................       --            --
                                                                                   -------       -------
         Total current assets....................................................   13,819        18,743
Property, plant and equipment -- at cost (Notes A and G)
  Buildings......................................................................    2,036         2,036
  Land and building under capital lease..........................................    2,535         2,535
  Machinery, equipment and vehicles..............................................    7,259         7,180
  Tools and dies.................................................................    5,570         5,638
  Furniture, fixtures and office equipment.......................................    2,446         2,854
  Leasehold improvements.........................................................    1,385         1,335
                                                                                   -------       -------
                                                                                    21,231        21,578
  Less accumulated depreciation and amortization.................................   12,909        11,243
                                                                                   -------       -------
                                                                                     8,322        10,335
  Land...........................................................................      131           131
                                                                                   -------       -------
                                                                                     8,453        10,466
Other assets
  Restricted cash -- Industrial Revenue Bond.....................................       --             5
  Intangible assets (Notes A and D)..............................................    2,693         1,536
  Sundry.........................................................................       11            11
                                                                                   -------       -------
                                                                                     2,704         1,552
                                                                                   -------       -------
                                                                                   $24,976       $30,761
                                                                                   =======       =======
                                   LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term obligations (Note G)...........................  $   892       $   992
  Accounts payable -- principally trade..........................................    1,334         1,921
  Accrued liabilities (Note F)...................................................    4,881         4,804
                                                                                   -------       -------
         Total current liabilities...............................................    7,107         7,717
Long-term obligations -- net of current maturities (Note G)......................    7,022         9,421
Deferred income taxes (Notes A and I)............................................       --            --
Commitments and contingencies (Note H)...........................................       --            --
Stockholders' equity (Notes A and J)
  Preferred stock -- authorized, 500,000 shares, $.01 par value; none issued.....       --            --
  Common stock -- authorized 7,500,000 shares, $.01 par value; 3,861,784 shares issued and outstanding at December 30, 1995 and 3,603,637 shares at December
    31, 1994.....................................................................       38            36
  Additional paid-in capital.....................................................   10,766         9,360
  Retained earnings..............................................................      490         4,500
  Cumulative foreign currency translation........................................     (192)         (222)
  Unrealized net holding gains (losses) on available for sale securities.........        9           (51)
  Common stock held in treasury at cost (58,762 shares)..........................     (264)           --
                                                                                   -------       -------
                                                                                   $10,847       $13,623
                                                                                   -------       -------
                                                                                   $24,976       $30,761
                                                                                   ========      ========

        The accompanying notes are an integral part of these statements.

                         SELFIX, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                         UNREALIZED
                                                                                        NET HOLDING
                                                                          CUMULATIVE   GAINS (LOSSES)     COMMON
                                                  ADDITIONAL               FOREIGN      ON AVAILABLE    STOCK HELD
                             PREFERRED   COMMON    PAID-IN     RETAINED    CURRENCY       FOR SALE      IN TREASURY
                               STOCK     STOCK     CAPITAL     EARNINGS   TRANSLATION    SECURITIES       AT COST      TOTAL
                             ---------   ------   ----------   --------   ----------   --------------   -----------   -------
                                                                      (IN THOUSANDS)
Balance at December 26,
  1992.....................     $--       $ 34     $  8,784    $ 8,988      $  (91)         $ --           $  --      $17,715
Translation of foreign
  currency statements......      --         --           --         --         (66)           --              --          (66)
Issuance of 58,762 shares
  of common stock in
  connection with
  contribution to Company
  profit sharing plan......      --          1          161         --          --            --              --          162
Net earnings for the
  period...................      --         --           --      1,515          --            --              --        1,515
                                ---        ---      -------    -------       -----           ---           -----      -------
Balance at December 25,
  1993.....................      --         35        8,945     10,503        (157)           --              --       19,326
Translation of foreign
  currency statements......      --         --           --         --         (65)           --              --          (65)
Issuance of 99,385 shares
  of common stock in
  connection with exercise
  of stock options.........      --          1          415                     --            --              --          416
Net loss for the period....      --         --           --     (6,003 )        --            --              --       (6,003)
Unrealized net
  holding(losses) on
  available for sale
  securities...............      --         --           --         --          --           (51)             --          (51)
                                ---        ---      -------    -------       -----           ---           -----      -------
Balance at December 31,
  1994.....................      --         36        9,360      4,500        (222)          (51)             --       13,623
Translation of foreign
  currency statements......      --         --           --         --          30            --              --           30
Insurance of 250,000 shares
  of common stock in
  connection with the
  acquisition of Mericon
  Child Safety Products....      --          2        1,373         --          --            --              --        1,375
Issuance of 8,147 shares of
  common stock in
  connection with exercise
  of stock options.........      --         --           33         --          --            --              --           33
Purchase of 58,762 common
  shares held in treasury
  at cost..................      --         --           --         --          --            --            (264)        (264)
Net loss for the period....      --         --           --     (4,010 )        --            --              --       (4,010)
Unrealized net holding
  gains on available for
  sale securities..........      --         --           --         --          --            60              --           60
                                ---        ---      -------    -------       -----           ---           -----      -------
Balance at December 30,
  1995.....................     $--       $ 38     $ 10,766    $   490      $ (192)         $  9           $(264)     $10,847
                                ===        ===      =======    =======       =====           ===           =====      =======

        The accompanying notes are an integral part of these statements.

                         SELFIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           1995        1994        1993
                                                                          -------     -------     -------
                                                                                  (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss)...................................................  $(4,010)    $(6,003)    $ 1,515
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization.......................................    2,859       2,925       2,242
    Amortization of intangible assets...................................      478       1,405         887
    Deferred income tax expense.........................................       --         378          61
    Cumulative effect of change in accounting for income taxes..........       --          --         (36)
    Provision for restructuring charge..................................    2,051       1,701          --
    (Gain) loss on sale of fixed assets.................................      (84)        148          --
    Amortization of bond premium........................................       77          --          --
    Changes in assets and liabilities
      (Increase) decrease in accounts receivable........................      494        (765)       (471)
      (Increase) decrease in inventories................................      105       1,312      (1,388)
      (Increase) decrease in refundable income taxes....................      159        (151)        399
      (Increase) decrease in prepaid expenses and deposits..............       16          (2)        461
      (Increase) decrease in other assets...............................       23         469        (101)
      (Increase) decrease in notes and other receivables................    1,691      (1,709)        (38)
      Increase (decrease) in accounts payable...........................     (681)        551         299
      Increase (decrease) in accrued liabilities........................     (603)      1,768         362
                                                                          -------     -------     -------
         Total adjustments..............................................    6,585       8,030       2,677
                                                                          -------     -------     -------
         Net cash provided by operating activities......................    2,575       2,027       4,193
Cash flows from investing activities:
  Proceeds from sale or maturity of marketable securities...............      408       2,231          60
  Purchase of property and equipment (net)..............................   (1,215)     (2,326)     (3,131)
  Investment in marketable securities...................................       --      (1,485)     (1,613)
  Restricted cash -- Industrial Revenue Bond............................        5       1,221       1,838
  Payment and direct costs for Mericon Child Safety Products............     (921)         --          --
                                                                          -------     -------     -------
         Net cash (used in) investing activities........................   (1,723)       (359)     (2,846)
Cash flows from financing activities:
  Payments on borrowings................................................   (2,471)     (3,098)       (466)
  Proceeds from borrowings..............................................       --       1,500         170
  Payment of capital lease obligation...................................      (27)        (23)        (62)
  Purchase of treasury stock............................................     (264)         --          --
  Exercise of common stock options......................................       33         416          --
                                                                          -------     -------     -------
         Net cash (used in) financing activities........................   (2,729)     (1,205)       (358)
Effect of exchange rate changes on cash.................................       --           5          (9)
                                                                          -------     -------     -------
         Net increase (decrease) in cash and cash equivalents...........   (1,877)        468         980
Cash and cash equivalents at beginning of year..........................    4,859       4,391       3,411
                                                                          -------     -------     -------
Cash and cash equivalents at end of year................................  $ 2,982     $ 4,859     $ 4,391
                                                                          =======     =======     =======
Supplemental disclosures of cash flow information:
  Cash paid (received) during the year for:
    Interest and swap fees..............................................  $   822     $   905     $ 1,001
    Income taxes, net...................................................     (457)         10         769
Non cash item
  Unrealized net holding (gains) losses on available-for-sale
    securities..........................................................       (9)         51          --
Supplemental schedule of non-cash investing and financing activities:
  During 1995, the Company acquired the common stock of Mericon Child
    Safety Products as described in note L.
    In conjunction with the acquisition, liabilities were assumed as follows:
      Fair value of assets acquired were................................  $ 2,421
      Common stock issued...............................................   (1,375)
      Cash consideration and direct costs...............................     (921)
                                                                          -------
      Liabilities assumed...............................................  $   125
                                                                          =======

        The accompanying notes are an integral part of these statements.

                         SELFIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          DECEMBER 30, 1995, DECEMBER 31, 1994, AND DECEMBER 25, 1993
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Selfix, Inc. and its subsidiaries design, manufacture and market products in two industry segments: housewares products and home improvement products. Housewares products are marketed principally through mass market trade channels throughout the United States and internationally. Home improvement products are sold principally through wholesalers that service the residential construction, repair and remodeling industry throughout the United States.

     The preparation of the Consolidated Financial Statements in accordance with generally accepted accounting principles requires management estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from those estimates. Certain reclassifications were made to prior years amounts to conform with the 1995 presentation. Significant accounting policies are discussed below, or where applicable, in the Notes that follow.

  Principles of Consolidation.

     The accompanying statements include the accounts of the Company and its wholly-owned subsidiaries, Selfix (Housewares) Ltd., Shutters, Inc., Selfix International (V.I.) Ltd., Selfix of Canada, Ltd., and Selfix (H.K.) Ltd. All significant intercompany transactions and balances have been eliminated.

  Fair Value of Financial Instruments and Credit Risk.

     The carrying value of cash, cash equivalents, investments and long-term obligations approximate their fair values based upon quoted market rates. As of December 30, 1995 and December 31, 1994, the Company had no significant concentrations of credit risk related to cash equivalents.

  Translation of Foreign Currencies.

     All balance sheet accounts of foreign operations are translated into U.S. dollars at the year-end rate of exchange. The resulting translation adjustments are made directly to a separate component of stockholders' equity. Statement of operations items are translated at the weighted average exchange rates for the year.

  Inventories.

     Inventories are stated at the lower of cost or net realizable value. Cost is determined using standards which approximate actual first in, first out
(FIFO) cost.

  Property, Plant and Equipment.

     Property, plant and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable machinery, equipment, tools and furniture to operations over their estimated service lives, using straight-line and declining-balance depreciation methods. Leased property and leasehold improvements are amortized on a straight-line basis over the term of the lease or the service life of the improvement, whichever is shorter.

                         SELFIX, INC. AND SUBSIDIARIES

          DECEMBER 30, 1995, DECEMBER 31, 1994, AND DECEMBER 25, 1993
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The estimated service lives of the fixed assets are as follows:

            Buildings...............................................  30 years
            Land and building under capital lease...................  lease term
            Machinery, equipment and vehicles.......................  3 - 8 years
            Tools and dies..........................................  5 years
            Furniture, fixtures and office equipment................  2 - 8 years
            Leasehold improvements..................................  lease term

  Intangible Assets.

     Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is amortized over periods ranging from 20 to 40 years. Covenants not to compete are being amortized on a straight-line basis over the terms of the respective agreements. Patents, royalty rights, trademarks acquired and licensing agreements are being amortized over their estimated useful lives ranging from five to ten years. During 1995, the Company acquired the stock of Mericon Child Safety Products in a transaction accounted for as a purchase. As a result of the transaction, intangibles of $2,021 were recorded.

  Income Taxes.

     Deferred taxes and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at enacted rates when such amounts are expected to be realized or settled.

  Earnings (Loss) Per Share.

     Earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common share and common share equivalents outstanding during the year. Weighted average common share and common share equivalents were 3,616,924, 3,538,758 and 3,511,100 for 1995, 1994 and 1993,
respectively.

  Benefit Plans.

     The Company provides a profit sharing and savings plan (including a 401(k) plan) to which both the Company and eligible employees may contribute. Company contributions to the profit sharing and savings plan are voluntary and at the discretion of the Board of Directors. The Company matches the employee 401(k) plan contributions with limitations. The total Company contributions to both plans are limited to the maximum deductible amount under the Federal income tax law.

     The Company also provides a retirement plan for its employees covered under a collective bargaining agreement. The Company is required to contribute to this plan based on the number of employees in the collective bargaining unit who have satisfied eligibility requirements. Employees do not contribute to the plan. The amount of the Company contribution is determined by the collective bargaining agreement.

     The contributions to all the profit sharing, savings, and retirement plans for 1995, 1994 and 1993, were $259, $257, and $325, respectively.

  Cash and Cash Equivalents.

     The Company considers all highly liquid debt instruments, including investments in bank time deposits and commercial paper, purchased with a maturity of three months or less, to be cash equivalents.

                         SELFIX, INC. AND SUBSIDIARIES

          DECEMBER 30, 1995, DECEMBER 31, 1994, AND DECEMBER 25, 1993
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  Investment in marketable securities

     At the beginning of fiscal 1994, the Company adopted a new accounting method for investment securities in accordance with Statement of Financial Accounting Standard (SFAS) No. 115 which requires the Company to designate its securities as held to maturity, available for sale or trading. Securities held to maturity are accounted for at amortized cost and management must express a positive intent to hold these securities to maturity. Available-for-sale securities are those that management designates as available to be sold in response to changes in market interest rates or liquidity needs. All marketable securities held by the Company are accounted for as available-for-sales securities. The Company does not invest in trading securities. The effect of the accounting change is not applied retroactively; therefore, there is no restatement of prior year investments or cumulative effect of a change in accounting principle on prior year income. The cumulative effect at the beginning of fiscal year 1994 was not material. The Company is currently holding municipal securities maturing in 1996.

  Fiscal year

     The Company's fiscal year ends on the last Saturday in December and, as a result, a fifty-third week is added every 5 or 6 years. The fiscal year ending December 31, 1994 consisted of 53 weeks. References to the fiscal years 1995, 1994 and 1993 are for the fifty-two weeks ended December 30, 1995, the fifty-three weeks ended December 31, 1994 and the fifty-two weeks ended December 25, 1993, respectively.

NOTE B -- STATEMENT OF OPERATIONS AND RESTRUCTURING CHARGES

     The 1994 restructuring charge of $1,701 relates to costs of severance and termination benefits paid or accrued for a change in the level and composition of employees, termination of existing employee arrangements, inventory adjustments and fixed asset writedowns related to product lines to be discontinued. The actions and charges were based on assessments completed by year-end 1994. The Company provided for severance benefits approximating $1,010 for employee terminations during the third and fourth quarters. Such benefits cover approximately 25 employees across most departments, which represented 17% of the administrative staff, or 5% of total employees. All such terminations were completed by the end of the first quarter of 1995. Inventory and fixed asset write-offs related to products to be discontinued were $460 and $231, respectively. At the end of 1995, no balances remained in these accounts.

     In the fourth quarter of 1995, the Company announced its intent to consolidate facilities and exit additional product lines. The 1995 charge is a result of the Company's decision to exit certain unprofitable product lines, close the Company's Canadian facility and move the Canadian operations to the Chicago manufacturing and distribution facilities. The restructuring charges for these initiatives total $2,051. The charges for the closing and relocation of the Canadian operation totaled $951 including severance benefits of $184 covering all of the Canadian employees. The relocation of the Canadian operation is expected to be completed in the first half of 1996. The remaining $1,100 of restructuring charges pertains to product lines the Company has decided to exit and the related write-off of product molds, inventory and patents. Approximately $555 of inventory reserves, $151 of accrued legal and accrued severance and $484 of accrued facility closing costs remained on the Company's books at December 30, 1995.

                         SELFIX, INC. AND SUBSIDIARIES

          DECEMBER 30, 1995, DECEMBER 31, 1994, AND DECEMBER 25, 1993
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE C -- NOTES AND OTHER RECEIVABLES

     Notes and other receivables consist of the following:

                                                                       1995      1994
                                                                       ----     ------
        Notes receivable.............................................  $ 7      $    8
        Patent Suit Settlement.......................................   --       1,659
        Other........................................................   76         106
                                                                       ---      ------
                                                                       $83      $1,773
                                                                       ===      ======

     In 1995, the Company received approximately $1.4 million, net of a contingent liability, as its share of the net proceeds from the patent suit settlement. The Company recorded approximately $.5 million as its share of the proceeds in other income in 1994.

NOTE D -- INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                      1995       1994
                                                                     ------     ------
        Goodwill, net of accumulated amortization of $418 on
          December 30, 1995 and $303 on December 31, 1994..........  $2,027     $  353
        Covenants not to compete, net of accumulated amortization
          of $2,460 on December 30, 1995 and $2,178 on
          December 31, 1994........................................      29        281
        Consulting agreement, net of accumulated amortization of
          $854
          on December 31, 1994.....................................      --         21
        Industrial Revenue Bond fees, net of accumulated
          amortization of $169 on December 30, 1995 and $143 on
          December 31, 1994........................................     234        260
        Patents, net of accumulated amortization of $1,269 on
          December 30, 1995 and $1,046 on December 31, 1994........     211        434
        Licensing agreement, net of accumulated amortization of $3
          on December 30, 1995.....................................     192         --
        Trademarks, royalty rights and other, net of accumulated
          amortization of $373 on December 31, 1994................      --        187
                                                                     ------     ------
                                                                     $2,693     $1,536
                                                                     ======     ======

     See Intangible Assets discussion under "Intangible Assets: -- Note A"

NOTE E -- LINES OF CREDIT

     At December 30, 1995, the Company was in the process of consolidating its banking relationships and obtaining new lines of credit. The new lines of credit will provide borrowing capability up to $8 million subject to asset based availability formulas. In addition, a line of credit will be available to support letters of credit required for the Company's Industrial Development Finance Authority bonds (See Note G). It is expected the new lines of credit will be in place in the second quarter of 1996. The Company currently has no operating lines of credit other than for minimal letters of credit to finance inventory purchases.

                         SELFIX, INC. AND SUBSIDIARIES

          DECEMBER 30, 1995, DECEMBER 31, 1994, AND DECEMBER 25, 1993
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE F -- ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                      1995       1994
                                                                     ------     ------
        Salaries and wages.........................................  $1,585     $1,427
        Property, payroll and other taxes..........................     317        352
        Profit sharing trust.......................................     204        185
        Sales incentives and commissions...........................     731        802
        Accrued professional fees..................................     337        266
        Warranty reserve...........................................     495        511
        Accrued consulting and non compete.........................      --        461
        Accrued environmental costs................................      63        300
        Accrued facility closing costs.............................     484         --
        Other......................................................     665        500
                                                                     ------     ------
                  Total............................................  $4,881     $4,804
                                                                     ======     ======

                         SELFIX, INC. AND SUBSIDIARIES

          DECEMBER 30, 1995, DECEMBER 31, 1994, AND DECEMBER 25, 1993
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE G -- LONG-TERM OBLIGATIONS

     Long term obligations consist of the following:

                                                                     1995       1994
                                                                    ------     -------
        Note payable to bank due April 30, 1997, with variable
          interest rate; collateralized by substantially all
          assets of Shutters, Inc., guaranteed by Selfix,
          Inc.(1)(3)..............................................  $   --     $ 1,500
        Promissory notes (unsecured) bearing interest at 8%,
          payable to The Foltman Corporation and its principal
          shareholder in quarterly installments ending February
          1995....................................................      --          79
        Mortgage note payable bearing interest at 85.6% of prime,
          payable in equal monthly installments of $5,208 through
          January 1997; collateralized by land and buildings of
          Shutters, Inc. The prime rate at December 30, 1995 was
          8.5%....................................................      60         123
        Illinois Grant assumed in March 1988, bearing interest at
          5%, payable in quarterly installments of principal and
          interest through September 1995.........................      --          29
        Illinois Development Finance Authority (IDFA) variable
          rate demand bonds (Shutters, Inc. Project) Series 1989,
          issued December 1989, with interest at a weekly variable
          rate and principal payable in annual installments
          commencing December 1, 1992. The variable rate at
          December 30, 1995 was 6.0%(1)(2)........................   2,800       3,200
        Illinois Development Finance Authority (IDFA) variable
          rate demand Industrial Development Revenue Bonds
          (Selfix, Inc. Project) Series 1990, issued September
          1990, with interest at a weekly variable rate and
          principal payable in annual installments commencing
          September 1, 1994. The variable rate at December 30,
          1995 was 6.0%(1)(2).....................................   3,200       3,600
        Capital lease obligations.................................   1,854       1,882
                                                                    ------     -------
                                                                     7,914      10,413
        Less current maturities...................................     892         992
                                                                    ------     -------
                                                                    $7,022     $ 9,421
                                                                    ======     =======

(1) Under the terms of this agreement, the Company may not distribute any cash dividends.

(2) Terms of both IDFA demand bonds provide that the holder may periodically put the bonds back to Selfix, which are then remarketed under a remarketing agreement with a bank. Terms of each remarketing agreement include irrevocable letters of credit, which provides for borrowings by the Company to repurchase the bonds until remarketed. Each letter of credit requires the Company to maintain a $100,000 balance at the bank issuing the letter of credit. One letter of credit extends to March 1996 and has an interest rate of 1% at December 30, 1995. The other letter of credit extends to June 1996 and has an interest rate of 1%. The terms of these debt agreements include several financial covenants which have been met by the Company or, in the case of the fixed charge coverage ratio, have been waived by the bank through 1996. All of the Company's assets are pledged as collateral in support of the letters of credit.

(3) Note was paid down without penalty on December 29, 1995.

                         SELFIX, INC. AND SUBSIDIARIES

          DECEMBER 30, 1995, DECEMBER 31, 1994, AND DECEMBER 25, 1993
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The Company has adopted Statement of Financial Accounting Standards No. 119 which addresses disclosure of interest rate swaps. The Company entered into two interest rate swaps on October 3, 1990 and May 1, 1994 with termination dates of October 3, 1995 and May 1, 1997, respectively. The notional amount of the May 1994 contract is $1,500. The fixed rate on the May 1994 contract is 6.45% with the floating rate option based on the U.S. dollar LIBOR rate. Settlement dates are calendar quarters which commenced on August 1, 1994. The swap fees are included in interest expense.

     Aggregate principal payments on long-term debt, excluding capital lease obligations as of December 30, 1995 are as follows:

            Years ending,
                 1996...................................................  $  860
                 1997...................................................     800
                 1998...................................................     800
                 1999...................................................     800
                 2000...................................................     800
                 Thereafter.............................................   2,000

     Additionally, Selfix, Inc. entered into a seven year consulting agreement with the former owner of Shutters, Inc. This agreement expired during 1995. The consulting agreement provided for contingent payments of up to $500, on the same basis as the purchase agreement. At December 30, 1995, no amount has been provided or deemed necessary for this contingent liability.

     Capital lease obligations include a lease agreement between the Company and two related trusts for the Company's principal factory and corporate office. Rental payments in the amount of $491 were made in 1995, $478 in 1994, and $443 in 1993. This rental was subject to adjustment July 31, 1983 and every three years thereafter to reflect increases in the Consumer Price Index.

     The following schedule shows future minimum lease payments together with the present value of the payments for capital lease obligations.

        Years ending:

            1996........................................................  $  342
            1997........................................................     342
            1998........................................................     342
            1999........................................................     342
            2000........................................................     342
            Thereafter..................................................   3,281
                                                                          ------
                                                                           4,991
            Less amount representing interest...........................   3,139
                                                                          ------
            Present value of minimum lease payments.....................  $1,852
                                                                          ======
            Long-term portion...........................................  $1,821
            Current portion.............................................      31
                                                                          ------
                                                                          $1,852
                                                                          ======

                         SELFIX, INC. AND SUBSIDIARIES

          DECEMBER 30, 1995, DECEMBER 31, 1994, AND DECEMBER 25, 1993
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following is an analysis of the leased land and building under capitalized lease:

                                                                      1995       1994
                                                                     ------     ------
        Land and building..........................................  $2,535     $2,535
        Less accumulated amortization..............................   1,638      1,509
                                                                     ------     ------
                                                                     $  897     $1,026
                                                                     ======     ======

NOTE H -- COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company also leases certain manufacturing, distribution and office facilities, including the Canadian facility which is leased from a related trust (annual rental expense of approximately $115), under operating leases expiring at various dates through 1999. Most of the leases contain options that allow the Company to renew them.

     Future minimum rental payments under noncancellable operating leases are as follows:

        Years ending:

            1996..........................................................  $441
            1997..........................................................   196
            1998..........................................................   115
            1999..........................................................    96
                                                                            ----
                                                                            $848
                                                                            ====

     Rent expense under operating leases for 1995, 1994 and 1993 was $381, $399, and $316, respectively.

     The Company has investigated and remediated an environmental matter at its principal facility in Chicago. In 1994, the Company recorded a $.3 million accrual for the cost of such investigation and remediation. Actions to date have been funded within this accrual. Approximately $.1 million remained in this account at the end of 1995.

NOTE I -- INCOME TAXES

     The components of earnings (loss) before income taxes are as follows:

                                                         1995(1)     1994(2)     1993(3)
                                                         -------     -------     -------
        Domestic.......................................  $(3,262)    $(5,631)    $1,682
        Foreign........................................   (1,021)       (151)       371
                                                         -------     -------     ------
                                                         $(4,283)    $(5,782)    $2,053
                                                         =======     =======     ======

                         SELFIX, INC. AND SUBSIDIARIES

          DECEMBER 30, 1995, DECEMBER 31, 1994, AND DECEMBER 25, 1993
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Significant components of the Company's net deferred tax assets as of December 30, 1995 and December 31, 1994 are as follows:

                                                                   1995         1994
                                                                  -------     --------
        DEFERRED TAX ASSETS
        Inventory reserve.......................................  $   463     $    546
        Employee benefit expenses and other accruals............      513          390
        Accounts receivable reserve.............................      365          337
        Overhead capitalized in inventory for tax purposes
          only..................................................      171          179
        Capitalized lease treated as operating lease for tax
          purposes..............................................      393          354
        Reserve for returns.....................................      291          364
        Minimum tax, R&D and other credits......................      332          376
        Other accrued liabilities...............................      398          402
        Unrealized capital losses and contribution carry
          forwards..............................................      151          107
        Net operating loss carry forward........................      393          308
        Other...................................................      417          280
                                                                  -------      -------
        Gross tax deferred assets...............................  $ 3,887     $  3,643
                                                                  =======      =======
        DEFERRED TAX LIABILITIES
        Depreciation............................................  $   447     $    664
        Other...................................................       41           43
                                                                  -------      -------
        Gross tax deferred liabilities..........................      488          707
                                                                  -------      -------
        Deferred tax assets net of deferred liability...........    3,399        2,936
        Valuation allowance.....................................   (3,399)      (2,936)
                                                                  -------      -------
        Net deferred tax asset..................................  $    --     $     --
                                                                  =======      =======

     Income tax (expense) benefits are as follows:

                                                           1995       1994       1993
                                                           -----     -------     -----
        Current
          United States..................................  $ 247     $    45     $(380)
          Foreign........................................    (22)         67       (89)
          State..........................................     48          45       (43)
                                                           -----     -------     -----
                                                             273         157      (513)
        Deferred
          United States and state........................    463       2,215       (61)
          (Increase) in valuation allowance..............   (463)     (2,593)       --
                                                           -----     -------     -----
                                                              --        (378)      (61)
                                                           -----     -------     -----
                                                           $ 273     $  (221)    $(574)
                                                           =====     =======     =====

                         SELFIX, INC. AND SUBSIDIARIES

          DECEMBER 30, 1995, DECEMBER 31, 1994, AND DECEMBER 25, 1993
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Income tax (expense) benefit differs from the statutory tax rates applied to earnings (loss) before tax as follows:

                                                            1995       1994       1993
                                                           ------     -------     -----
        Statutory U.S. income tax rate...................  $1,456     $ 1,966     $(698)
        State income taxes, net of federal tax benefit...      32         267       (28)
        Foreign tax rate difference and foreign loss
          carryforwards..................................    (460)         13        36
        Tax exempt interest..............................      25          26        21
        Other............................................     317         100        95
        Valuation allowance..............................    (463)     (2,593)       --
                                                           ------     -------     -----
                                                           $  273     $ ( 221)    $(574)
                                                           ======     =======     =====

     The Company increased the valuation allowance from $2,936 as of December 31, 1994 to $3,399 as of December 30, 1995. The increase is based on the Company's revaluation of the future realization of tax benefits recorded as deferred tax assets.

     The Company also has research and development credit carryforwards of approximately $61 expiring through the year 2010, net operating loss carryforwards of $1,008 expiring 2010, state investment tax credit carryforwards of approximately $71 expiring through 1999, foreign net operating loss carryforwards of $1,085 expiring in 2002 and alternative minimum tax credit carryforwards of approximately $198 which do not have an expiration date.

NOTE J -- STOCK OPTIONS

     Under the 1987, 1991 and 1994 stock option plans, as amended, key employees and certain key nonemployees were granted options to purchase up to 891,453 shares of the Company's common stock.

     The options plans are administered by a committee of the Board of Directors (ISO committee) whose members are not entitled to receive options. Options granted may or may not be "incentive stock options" as defined by the Internal Revenue Code of 1986. The exercise price is determined by the ISO committee at the time of grant but may not be less than 100% of fair market value at time of grant for incentive stock options. Options may not be granted for a term greater than ten years.

                         SELFIX, INC. AND SUBSIDIARIES

          DECEMBER 30, 1995, DECEMBER 31, 1994, AND DECEMBER 25, 1993
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     A summary of the transactions in the option plans is as follows:

                                             1995               1994              1993
                                        --------------     --------------     -------------
        Options outstanding at
          beginning of year...........      557,842            228,460           235,045
        Granted.......................      616,700            458,800            15,000
        Exercised.....................       (8,147)           (99,385)               --
        Cancelled.....................     (577,868)           (30,033)          (21,585)
                                           --------            -------           -------
        Unexercised Options
          outstanding at end of
          year........................      588,527            557,842           228,460
                                           ========            =======           =======
        Available for grant...........      195,394            234,226           212,993
                                           ========            =======           =======
        Options exercisable at end of
          year........................       14,666             83,486           175,087
                                           ========            =======           =======
        Price range of options
        Granted.......................  $4.38 - $ 8.00     $4.25 - $12.00             $6.50
        Exercised.....................  $4.00 - $ 4.23              $4.00                --
        Cancelled.....................  $3.13 - $12.00     $4.75 - $ 6.14     $4.00 - $6.14
        Outstanding...................  $4.23 - $ 8.00     $3.13 - $12.00     $3.13 - $6.50

     During 1995, the Company's Board of Directors cancelled 460,000 options to various members of senior management at prices ranging from $7.50 to $12.00 and reissued these options at prices ranging from $6.00 to $8.00 which exceeded the market price on the date of reissuance.

     The Statement Of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, issued in October 1995, establishes accounting and reporting standards for stock-based employee compensation plans with adoption required for fiscal years beginning after December 15, 1995. As permitted under the provisions of this statement, the Company has elected to continue the use of APB Opinion No. 25 to measure stock based compensation and, in subsequent reporting, will make the proforma disclosures of net income and earnings per share.

NOTE K -- SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in two industry segments, the housewares segment and the home improvement products segment. The housewares segment provided approximately 79% of the Company's gross sales in 1995 through sales of its home bathware, hook and home helpers, juvenile products and home organization products to national and regional discount, variety, supermarket, drug, hardware/home center and specialty store customers. The home improvement products segment provided approximately 21% of the Company's gross sales in 1995. The segment's plastic exterior shutters are sold to distributors as well as national and regional home center retailers. Sales to customers outside the United States accounted for approximately 16% of total

                         SELFIX, INC. AND SUBSIDIARIES

          DECEMBER 30, 1995, DECEMBER 31, 1994, AND DECEMBER 25, 1993
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

net sales with Canada accounting for approximately 9% of total net sales. Information about the Company's operations in these segments is as follows:

                                                         1995        1994        1993
                                                        -------     -------     -------
        Gross sales
          Housewares..................................  $34,543     $35,805     $34,252
          Home improvement products...................    8,993       8,417       7,667
                                                        -------     -------     -------
             Consolidated gross sales.................  $43,536     $44,222     $41,919
                                                        =======     =======     =======
        Operating profit (loss)
          Housewares..................................  $(5,258)    $(4,607)    $ 1,919
          Home improvement products...................      817        (539)        474
          Eliminations................................      366         658         600
                                                        -------     -------     -------
             Consolidated operating profit (loss).....  $(4,075)    $(4,488)    $ 2,993
                                                        =======     =======     =======
        Identifiable assets
          Housewares..................................  $20,322     $25,546     $27,700
          Home improvement products...................    5,300       5,998       8,189
          Eliminations................................     (646)       (783)       (535)
                                                        -------     -------     -------
             Consolidated assets......................  $24,976     $30,761     $35,354
                                                        =======     =======     =======
        Depreciation and amortization
          Housewares..................................  $ 2,322     $ 2,106     $ 1,588
          Home improvement products...................      537         819         654
                                                        -------     -------     -------
             Consolidated depreciation................  $ 2,859     $ 2,925     $ 2,242
                                                        =======     =======     =======
        Amortization of intangible assets
          Housewares..................................  $   362     $   977     $   459
          Home improvement products...................      116         428         428
                                                        -------     -------     -------
             Consolidated amortization................  $   478     $ 1,405     $   887
                                                        =======     =======     =======
        Capital spending -- net
          Housewares..................................  $   880     $ 2,158     $ 2,561
          Home improvement products...................      335         168         570
                                                        -------     -------     -------
             Consolidated capital spending............  $ 1,215     $ 2,326     $ 3,131
                                                        =======     =======     =======

                         SELFIX, INC. AND SUBSIDIARIES

          DECEMBER 30, 1995, DECEMBER 31, 1994, AND DECEMBER 25, 1993
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Information about the Company's operations by geographic area is as follows:

                                                         1995        1994        1993
                                                        -------     -------     -------
        Sales
          United States...............................  $40,283     $40,422     $38,731
          Foreign.....................................    3,253       3,800       3,188
                                                        -------     -------     -------
             Consolidated gross sales.................  $43,536     $44,222     $41,919
                                                        =======     =======     =======
        Operating profit (loss)
          United States...............................  $(3,341)    $(4,843)    $ 2,300
          Foreign.....................................   (1,100)       (303)        (93)
          Eliminations................................      366         658         600
                                                        -------     -------     -------
             Consolidated operating profit (loss).....  $(4,075)    $(4,488)    $ 2,993
                                                        =======     =======     =======
        Identifiable assets
          United States...............................  $24,454     $28,222     $33,302
          Foreign.....................................    1,168       3,322       2,587
          Eliminations................................     (646)       (783)       (535)
                                                        -------     -------     -------
             Total consolidated assets................  $24,976     $30,761     $35,354
                                                        =======     =======     =======

     One customer represented 12%, 11% and 11% of gross sales for 1995, 1994, and 1993. The percentage of their receivable to the total receivable is approximately the same as their relationship to sales.

NOTE L -- ACQUISITIONS

     On October 24, 1995, the Company acquired common stock of Mericon Child Safety Products for a purchase price of $2,421. The acquisition agreement also provided for a non-compete period of five years.

     Consideration for the acquisition included issuance of 250,000 shares of common stock. The purchase price was allocated as follows:

            Current assets..............................................  $  400
            Goodwill....................................................   1,796
            Licensing agreement and covenant not to compete.............     225
                                                                          ------
                                                                          $2,421
                                                                          ------
            Less:
              Liabilities...............................................  $  125
              Common stock issued.......................................   1,375
                                                                          ------
                                                                           1,500
                                                                          ------
              Cash consideration and direct costs.......................  $  921
                                                                          ======

     Results of operations are included from the date of acquisition. Results of operations prior to date of acquisition were not material.

NOTE M -- EMPLOYEE STOCK PURCHASE PLAN

     On July 11, 1995, the Company's shareholders approved the 1995 Employee Stock Purchase Plan. This plan allows eligible employees to purchase up to 200,000 shares of the Company's stock. The purchase price shall be the lesser of 85% of the fair market value of a common share on the first day of each purchase period

                         SELFIX, INC. AND SUBSIDIARIES

          DECEMBER 30, 1995, DECEMBER 31, 1994, AND DECEMBER 25, 1993
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

or the fair market value of a common share on the last day of such purchase period adjusted to the nearest 1/8 point. As of December 30, 1995, no shares had been purchased under the plan. On January 12, 1996, 16,310 shares were purchased under the plan.

ITEM 8. QUARTERLY FINANCIAL INFORMATION UNAUDITED

                                    THIRTEEN WEEKS     THIRTEEN WEEKS     THIRTEEN WEEKS     THIRTEEN WEEKS
                                        ENDED              ENDED              ENDED              ENDED
                                       APRIL 1,          MARCH 26,           JULY 1,            JUNE 25,
                                         1995               1994               1995               1994
                                    --------------     --------------     --------------     --------------
                                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net sales.........................     $ 10,742            $9,932            $ 10,628           $ 11,107
Gross profit......................     $  4,030            $4,378            $  4,226           $  4,983
Net income (loss).................     $   (246)           $  134            $     39           $    409
Earnings (loss) per common
  share...........................     $  (0.07)           $ 0.04            $   0.01           $   0.12
Earnings (loss) per common and
  common equivalent share.........     $  (0.07)           $ 0.04            $   0.01           $   0.12

                                    THIRTEEN WEEKS     THIRTEEN WEEKS     THIRTEEN WEEKS     FOURTEEN WEEKS
                                        ENDED              ENDED              ENDED              ENDED
                                    SEPTEMBER 30,      SEPTEMBER 24,       DECEMBER 30,       DECEMBER 31,
                                         1995               1994               1995               1994
                                    --------------     --------------     --------------     --------------
                                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net sales.........................     $ 10,319           $ 10,458           $  9,350           $  9,488
Gross profit......................     $  3,842           $  3,530           $  3,263           $  2,507
Net income (loss).................     $     42           $ (3,237)          $ (3,845)          $ (3,309)
Earnings (loss) per common
  share...........................     $   0.01           $  (0.92)          $  (1.03)          $  (0.94)
Earnings (loss) per common and
  common equivalent share.........     $   0.01           $  (0.92)          $  (1.03)          $  (0.94)

                                                         700 One Prudential
                                                         Plaza
                                                         130 E. Randolph Drive
                                                         Chicago, IL 60601-6203
                                                         312 856-0200


                                 EXHIBIT 24A


                                                   [GRANT THORNTON LOGO]
                                                   GRANT THORNTON LLP
                                                         Accountants and
                                                         Management Consultants
                                                         The U.S. Member Firm of
                                                         Grant Thornton
                                                         International

                             REPORT OF INDEPENDENT
                    CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

Board of Directors
Selfix, Inc.

In connection with our audit of the consolidated financial statements of Selfix, Inc. and Subsidiaries referred to in our report dated February 9, 1996, we have also audited Schedule II for the fifty-two week, fifty-three week and fifty-two week periods ended December 30, 1995, December 31, 1994 and December 25, 1993, respectively. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                                              Grant Thornton LLP

Chicago, Illinois
February 9, 1996

                                                                     SCHEDULE II

                         SELFIX, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE FIFTY-TWO WEEKS ENDED DECEMBER 30, 1995,
               FOR THE FIFTY-THREE WEEKS ENDED DECEMBER 31, 1994,
                FOR THE FIFTY-TWO WEEKS ENDED DECEMBER 25, 1993

                                                                  ADDITIONS      DEDUCTIONS
                                                   BALANCE AT     CHARGED TO        (NET          BALANCE
                                                   BEGINNING      COSTS AND      WRITE-OFFS/      AT END
                                                   OF PERIOD       EXPENSES      RECOVERIES)     OF PERIOD
                                                   ----------     ----------     -----------     ---------
                                                                       (IN THOUSANDS)
Allowance for Doubtful Accounts
  December 30, 1995..............................    $1,431         $  524         $  (560)       $ 1,395
  December 31, 1994..............................    $1,255         $  565         $  (389)       $ 1,431
  December 25, 1993..............................    $1,081         $  239         $   (65)       $ 1,255
Warranty Reserves
  December 30, 1995..............................    $  511         $   --         $   (16)       $   495
  December 31, 1994..............................    $   12         $  500         $    (1)       $   511
  December 25, 1993..............................    $   12         $   --         $    --        $    12
Inventory Reserves
  December 30, 1995..............................    $1,560         $1,648         $  (797)       $ 2,411
  December 31, 1994..............................    $  621         $2,018         $(1,079)       $ 1,560
  December 25, 1993..............................    $  574         $  684         $  (637)       $   621

                                  EXHIBIT 22.0

                           Subsidiaries of Registrant

                            Selfix, of Canada, Ltd.
                          Scarborough, Ontario, Canada

                            Selfix (Housewares) Ltd.
                                London, England

                                 Shutters, Inc.
                              Hebron, IL., U.S.A.

                        Selfix International Ltd. (V.I.)
                       St. Thomas, Virgin Islands, U.S.A.

                               Selfix (H.K.) Ltd.
                                   Hong Kong

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SELFIX, INC.

                                          By      /s/  JAMES R. TENNANT
                                                      James R. Tennant

                                          Date March 26, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                 TITLE                    DATE
---------------------------------------------  -------------------------------  ---------------
            /s/  JAMES R. TENNANT              Chairman of the Board and Chief   March 26, 1996
---------------------------------------------  Executive Officer
              James R. Tennant
            /s/  JAMES E. WINSLOW              Senior Vice President, Chief      March 26, 1996
---------------------------------------------  Financial Officer and Secretary
              James E. Winslow
          /s/  CHARLES R. CAMPBELL             Director                          March 26, 1996
---------------------------------------------
             Charles R. Campbell
           /s/  WILLIAM P. MAHONEY             Director                          March 26, 1996
---------------------------------------------
             William P. Mahoney
             /s/  MARSHALL RAGIR               Director                          March 26, 1996
---------------------------------------------
               Marshall Ragir
         /s/  JEFFREY C. RUBENSTEIN            Director                          March 26, 1996
---------------------------------------------
            Jeffrey C. Rubenstein
            /s/  DANIEL B. SHURE               Director                          March 26, 1996
---------------------------------------------
                Daniel Shure