Form 10-Q
period 1996-03-31
SELFIX INC
filed 1996-05-08
CIK 814457

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q


(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                      For the Period Ended March 30, 1996

                                       or

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)


                         Commission file number 0-17237

                                  SELFIX, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


           Delaware                                             36-2490451
 -------------------------------                            -------------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


 4501 West 47th Street
  Chicago, Illinois                                                60632
 ----------------------                                     -------------------
 (Address of principal                                          (Zip Code)
  executive offices)


Registrant's telephone number including area code (312) 890-1010.

Securities registered pursuant to Section 12(b) of the Act:  None

Name of Each Exchange
 On Which Registered
- ----------------------

     None

Securities registered pursuant to Section 12 (g) of the Act:

Title of Each Class
- -------------------

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

Common shares, par value $0.01, outstanding as of April 24, 1996 - 3,878,094

                         SELFIX, INC. AND SUBSIDIARIES

                                     INDEX





                                                                   Page
                                                                  Number
                                                                  ------
Part I.     Financial Information

            Condensed Consolidated Balance Sheets                   3

            Condensed Consolidated Statements of Operations         5
            and Retained Earnings

            Condensed Consolidated Statements of Cash Flows         6

            Notes to Condensed Consolidated Financial Statements    7

            Management's Discussion and Analysis of Results of      10
                Operations and Financial Condition

Part II.    Other Information                                       13

Signatures                                                          14

PART I - FINANCIAL STATEMENTS
FORM 10-Q
Selfix, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(unaudited)
________________________________________________________________________________


                                                                  March 30,       December 30,
                        ASSETS                                       1996             1995
                                                                 -----------      -------------
  Cash and cash equivalents...........................           $    1,889        $   2,982
  Investments in marketable securities --  available
  for sale ...........................................                  233              516
  Accounts receivable.................................                5,365            4,690
  Notes receivable and other receivables..............                   65               83
  Refundable income taxes.............................                  222              222
  Inventories.........................................                4,942            5,151
  Prepaid expenses and other current assets...........                  206              175
                                                                 ----------        ---------
    Total current assets..............................               12,922           13,819

PROPERTY, PLANT AND EQUIPMENT.........................               21,146           21,231
  Less accumulated depreciation and amortization......               13,199           12,909
                                                                 ----------        ---------
                                                                      7,947            8,322

LAND..................................................                  131              131
                                                                 ----------        ---------
                                                                      8,078            8,453
OTHER ASSETS
  Intangible assets...................................                2,660            2,693
  Other...............................................                   60               11
                                                                 ----------        ---------
    Total other assets................................                2,720            2,704
                                                                 ----------        ---------

TOTAL ASSETS                                                     $   23,720        $  24,976
                                                                 ==========        =========




The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
Selfix, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(Dollars in thousands)
(unaudited)
________________________________________________________________________________

                                                                      March 30,     December 30,
                                                                        1996            1995
                                                                      ----------    ------------
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term obligations......................   $    877        $    892
  Accounts payable.................................................      2,015           1,334
  Accrued liabilities..............................................      4,019           4,881
                                                                      --------        --------

    Total current liabilities......................................      6,911           7,107

LONG-TERM OBLIGATIONS - net of current
  maturities.......................................................      7,015           7,022



STOCKHOLDERS' EQUITY
  Preferred stock - authorized 500,000 shares;                             -               -
    $.01 par value; none issued....................................
  Common stock - authorized 7,500,000 shares; $.01 par value;
     issued and outstanding, 3,878,094 shares at March 30, 1996
     and 3,861,784 at December 30, 1995............................         39              38
  Additional paid-in-capital.......................................     10,825          10,766
  Retained earnings (deficit)......................................       (626)            490
  Cumulative foreign currency translation adjustment...............       (186)           (192)
  Unrealized net holding gains on available-for-sale securities ...          6               9
  Common stock held in treasury at cost (58,762 shares) ...........       (264)           (264)
                                                                      --------        --------

    Total stockholders' equity.....................................      9,794          10,847
                                                                      --------        --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 23,720        $ 24,976
                                                                      ========        ========





The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
Selfix, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 AND RETAINED EARNINGS
(Dollars in thousands except per share amounts)
(unaudited)
________________________________________________________________________________

                                                                Thirteen Week Ended
                                                          March 30, 1996      April 1, 1995
                                                          --------------      -------------
Net sales............................................     $     8,625         $    10,742

Cost of goods sold...................................           5,767               6,712
                                                          -----------         -----------
    Gross profit.....................................           2,858               4,030

Operating expenses...................................           3,826               4,170
                                                          -----------         -----------

    Operating (loss).................................            (968)               (140)

Other income (expense)
  Interest (expense).................................            (180)               (217)
  Other income - net.................................              32                 123
                                                          -----------         -----------

                                                                 (148)                (94)
                                                          -----------         -----------

    (Loss) before income taxes.......................          (1,116)               (234)

Income tax expense...................................             -                    12
                                                          -----------         -----------


    Net (loss).......................................          (1,116)               (246)

Retained earnings at beginning of period.............             490               4,500
                                                          -----------         -----------

Retained earnings at end of period...................     $      (626)        $     4,254
                                                          ===========         ===========

Net loss per common and common equivalent shares.....     $     (0.29)        $     (0.07)


Number of common and common equivalent shares........       3,817,181           3,603,637

The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
Selfix, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
________________________________________________________________________________

                                                                     Thirteen Week Ended
                                                                March 30, 1996   April 1, 1995
                                                                --------------   --------------
Cash flows from operating activities
  Net (loss)..............................................         $  (1,116)     $   (246)
  Adjustments to reconcile net (loss) to net
    cash provided by operating activities
      Depreciation and amortization.......................               562           647
      Amortization of intangible assets...................                43           164
      Provision for losses on accounts receivable.........                34            34
     (Gain) loss on sale of fixed assets..................                13           (11)
      Amortization of bond premium........................                 3          -

  Changes in assets and liabilities
    (Increase) in accounts receivable.....................              (709)       (1,334)
    (Increase) decrease in inventories....................               209          (749)
    Decrease  in refundable income taxes..................               -             256
    (Increase) decrease in prepaid expenses and deposits..               (34)           20
    (Increase) in other assets............................               (38)         -
    Increase (decrease) in accounts payable...............               681          (265)
    (Decrease) in accrued liabilities.....................              (733)         (175)
    Decrease in notes and other receivables...............                 7         1,676
                                                                   ---------      --------

      Total adjustments...................................                38           263

                                                                   ---------      --------
      Net cash provided by (used in) operations...........            (1,078)           17

Cash flows from investing activities
   Purchase of property, plant and equipment (net)........              (330)         (346)
   Proceeds from maturity of marketable securities........               280          -
   Restricted cash - Industrial Revenue Bond..............               -               5
                                                                   ---------      --------

      Net cash (used) by investing activities.............               (50)         (341)

Cash flows from financing activities
  Payments on borrowings..................................               (16)         (102)
  Reduction of capital lease obligation...................                (7)           (6)
  Issuance of common stock................................                59          -
                                                                   ---------      --------

      Net cash provided (used) by financing activities....                36          (108)
                                                                   ---------      --------

Effect of exchange rate changes on cash...................               -              (5)

      Net (decrease) in cash and cash equivalents.........            (1,093)         (437)
                                                                   ---------      --------

Cash and cash equivalents at beginning of period..........             2,982         4,859
                                                                   ---------      --------
Cash and cash equivalents at end of period................         $   1,889      $  4,422
                                                                   =========      ========

Supplemental disclosures of cash flow information
  Cash (refunded) paid during the period for
    Interest and swap fees................................         $     140      $    206
    Income taxes, net.....................................         $       1      $   (243)


The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
SELFIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)
________________________________________________________________________________


1. The condensed consolidated financial statements included herein as of March 30, 1996 and for the thirteen weeks ended March 30, 1996 and April 1, 1995 are unaudited and, in the opinion of the Company, reflect all adjustments (which include normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations and cash flows.

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

3. The financial statements include certain reclassifications of 1995 information which were necessary to present the results of operations and change in financial condition on a consistent basis with 1996.

4.   Inventories are summarized as follows (in thousands):



                                March 30,             December 30,
                                  1996                    1995
                                ---------             ------------
     Finished Goods                $2,186               $3,165
     Work-in-Process                1,439                  893
     Raw Materials                  1,317                1,093
                                   ------               ------
                                   $4,942               $5,151
                                   ======               ======

5. No provision was made for income taxes in 1996 due to net operating loss carryforwards available to the Company. The provision for income taxes for 1995 reflects the taxes on income of foreign subsidiaries.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
SELFIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
(Unaudited)
________________________________________________________________________________



6. Earnings per share have been computed by dividing net earnings (loss) for 1996 and 1995 by 3,817,181 and 3,603,637 of common shares respectively. Common share equivalents are not included in the computation since their effect under the treasury stock method would be anti-dilutive.

7. During the fourth quarter of 1995, the Company recorded a $2.1 million charge to exit certain unprofitable product lines, close the Company's Canadian facility and move the Canadian operations to the Chicago manufacturing and distribution facilities. As of December 30, 1995 approximately $.6 million of obsolete inventory reserves, $.2 million of accrued legal and accrued severance and $.5 million of accrued facility closing costs remained on the Company's books. The amount of cash paid for legal and severance benefits, obsolete inventory disposed of and cash paid and fixed asset write-offs charged to facility closing costs in 1996 is detailed as follows:



                                                    FACILITY      LEGAL AND
                                      INVENTORY     CLOSING       SEVERANCE
                                      RESERVES      COSTS         BENEFITS
                                      --------      -----         --------
                 Balance at 12/30/95  $.6 million   $.5 million   $.2 million
                 Charges to reserves   .3 million    .2 million    .1 million
                                      ----------    ----------    ----------
                 Balance at 3/30/96   $.3 million   $.3 million   $.1 million
                                      ===========   ===========   ===========

     The payouts will be substantially completed by the end of 1996.

8. On February 8, 1996, the Company's Board of Directors granted 26,000 options to certain key employees at a price of $4.625 per share which equaled the market price on the date of grant.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
SELFIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
(Unaudited)
________________________________________________________________________________



9.  Subsequent events:

    On April 12, 1996 the Company completed the consolidation of its banking relationships and entered into a new Credit Agreement. The Credit Agreement provides an $8,000 line of credit subject to asset based availability formulas and a line of credit to support letters of credit required for the Company's Industrial Development Finance Authority Bonds. All of the Company's assets are pledged as collateral in support of the Credit Agreement. At April 24, 1996 there were no borrowings outstanding under the asset based line of credit.

    On April 12, 1996 the Company dismissed Grant Thornton LLP as its independent public accountants. The Company's Board of Directors approved the audit committee's recommendation to change accountants. The Company has engaged Arthur Andersen LLP as its new independent public accountants effective with the dismissal of its former accountants.

10. On January 12, 1996, the Company issued 16,310 shares of common stock to various employees in conjunction with the 1995 Employee Stock Purchase Plan.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

          In the discussion and analysis that follows, all references to 1996 and 1995 refer to the 13 week periods ended March 30, 1996 and April 1, 1995. The following amounts are in thousands of dollars.

Results of operations for the 13 weeks ended March 30, 1996 and April 1, 1995.

Net sales decreased $2,117 (20%) from 1995 due to lower sales at both of the Company's home improvement and housewares segments. Sales of the home improvement segment decreased approximately 27% during the period as a result of the inclement weather primarily in the northeastern United States. The Company anticipates that sales of this segment will improve during the summer as deferred home improvement projects are initiated. Sales of the housewares segment declined approximately 18% due to inventory restrictions implemented by certain key retail customers, the discontinuation of certain products and the absence in 1996 of pipeline fill sales to a certain customer. The Company anticipates that sales will improve as inventory adjustments are completed. Additionally, the Company anticipates that new products introduced during the first quarter will favorably impact sales in the second half of the year.

Gross profit margins declined from 37.5% to 33.1%. The decrease in the gross margin percentage is primarily associated with lower overhead absorption due to reduced activity, labor inefficiencies and increased tool repairs at the Company's home improvement segment. The gross profit margin at the housewares segment was essentially unchanged during the period. Lower overhead absorption associated with the reduction in housewares sales was offset by improved gross margins resulting from the 1995 decision to exit certain unprofitable product lines as well as lower resin prices.

Operating expenses at the housewares segment decreased approximately 11% from last year primarily due to personnel reductions and the absence this year of a marketing expense accrual. In addition, volume related reductions for freight and commissions as well as lower amortization expense associated with the 1995 write-downs of certain intangible assets contributed to the decrease in operating expense at the housewares segment.

Operating expenses at the home improvement segment increased approximately 11% from 1995 primarily due to increased marketing and selling expenses for collateral costs for new product brochures, salaries and benefits, patent fees, convention costs and product samples. These increases were more than offset by the operating expense decrease at the housewares segment.

Interest expense decreased $37 from last year due to 1995 debt reductions totaling $2,400.

Other income decreased $91 compared to last year primarily as a result of reduced interest income due to lower cash balances and the maturity of interest-bearing marketable securities.

Income tax expense decreased $12 compared to last year. No tax expense was recorded in 1996 due to the availability of net operating loss carryforwards.

FINANCIAL CONDITION

Working capital decreased $701 since cash was needed to fund the net loss during the period. Cash used by operations increased $1,095 compared to last year due to the 1995 collection of a patent infringement suit ($1,600).
Also contributing to the increase in cash used by operations was the higher net loss and the funding of severance and other items related to the closing of the Company's Canadian facility. On the positive side, efforts to control inventories and reductions in receivables generated increased cash flow over last year.

On April 12, 1996 the Company completed the consolidation of its banking relationships and entered into a new Credit Agreement. The Credit Agreement provides an $8,000 line of credit subject to asset based availability formulas and a line of credit to support letters of credit required for the Company's Industrial Development Finance Authority Bonds. All of the Company's assets are pledged as collateral in support of the Credit Agreement.

Sales of the Company's home improvement products are generally lower in the first and fourth quarter of the calendar year. Net earnings vary proportionately more than sales due to the effect of fixed costs. Results of operations for the 13 week period ended March 30, 1996 are not necessarily indicative of the results to be expected for the 52 week period ending December 28, 1996.

                          PART II - OTHER INFORMATION





ITEM 1.  Legal Proceedings - None

ITEM 2.  Changes in Securities - Not Applicable

ITEM 3.  Default Upon Senior Securities - Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders - Not Applicable

ITEM 5.  Other Information -      On March 29, 1996 Theodore W. Lucore, Senior

                                  Vice President Operations, retired.

ITEM 6.  A. Exhibits and Reports  There were no reports on Form 8-K filed during the thirteen weeks ended March 30, 1996

                                 SIGNATURE PAGE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SELFIX, INC.


                                      By:  /s/ James E. Winslow
                                         ----------------------------
                                           James E. Winslow
                                           Senior Vice President
                                           Chief Financial Officer



Dated: May 7, 1996