Form 10-Q
period 1996-06-29
SELFIX INC
filed 1996-08-07
CIK 814457

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q


(Mark One)
[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                       For the Period Ended June 29, 1996

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)


                         Commission file number 0-17237

                                  SELFIX, INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its Charter)



                        Delaware                  36-2490451
              -------------------------------  -------------------
              (State or other jurisdiction of  (I.R.S. Employer
              incorporation or organization)   Identification No.)


              4501 West 47th Street
              Chicago, Illinois                      60632
              -------------------------------  -------------------
              (Address of principal                (Zip Code)
               executive offices)


Registrant's telephone number including area code (312) 890-1010.

Securities registered pursuant to Section 12(b) of the Act:  None

Name of Each Exchange
On Which Registered
- ---------------------
     None

Securities registered pursuant to Section 12 (g) of the Act:

Title of Each Class
- -------------------
Common, Par Value $0.01 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              ----     ----

Common shares, par value $0.01, outstanding as of July 18, 1996 - 3,881,423

                         SELFIX, INC. AND SUBSIDIARIES

                                     INDEX



                                                                   Page
                                                                  Number
                                                                  ------
Part I.     Financial Information
            ---------------------

            Condensed Consolidated Balance Sheets                   3

            Condensed Consolidated Statements of Operations         5
                and Retained Earnings

            Condensed Consolidated Statements of Cash Flows         6

            Notes to Condensed Consolidated Financial Statements    7

            Management's Discussion and Analysis of Results of      10
                Operations and Financial Condition

Part II.    Other Information                                       15
            -----------------

Signatures                                                          16

PART I - FINANCIAL STATEMENTS
FORM 10-Q
Selfix, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share amounts)
(unaudited)

                                                                                           June 29,     December 30,
                                            ASSETS                                          1996           1995
                                                                                         ----------     ----------
CURRENT ASSETS
  Cash and cash equivalents.....................................................        $       889    $     2,982
  Restricted cash...............................................................                400             -
  Investments in marketable securities --  available for sale...................                230            516
  Accounts receivable...........................................................              6,191          4,690
  Notes receivable and other receivables........................................                 65             83
  Refundable income taxes.......................................................                323            222
  Inventories...................................................................              4,607          5,151
  Prepaid expenses and other current assets.....................................                258            175
                                                                                         ----------     ----------
    Total current assets........................................................             12,963         13,819

PROPERTY, PLANT AND EQUIPMENT...................................................             21,584         21,231
  Less accumulated depreciation.................................................             13,653         12,909
                                                                                         ----------     ----------
                                                                                              7,931          8,322
LAND............................................................................                131            131
                                                                                         ----------     ----------
                                                                                              8,062          8,453
OTHER ASSETS
  Intangible assets.............................................................              2,617          2,693
  Other.........................................................................                126             11
                                                                                         ----------     ----------
  Total other assets............................................................              2,743          2,704
                                                                                         ----------     ----------
TOTAL ASSETS                                                                            $    23,768    $    24,976
                                                                                         ==========     ==========

The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
Selfix, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(Dollars in thousands except share amounts)
(unaudited)

                                                                                          June 29,    December 30,
                                                                                            1996          1995
                                                                                         ---------     ----------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term obligations...............................           $       861    $       892
  Accounts payable..........................................................                 1,308          1,334
  Accrued liabilities.......................................................                 4,093          4,881
                                                                                         ---------     ----------
  Total current liabilities.................................................                 6,262          7,107

LONG-TERM OBLIGATIONS - net of current
  maturities................................................................                 7,007          7,022

STOCKHOLDERS' EQUITY
  Preferred stock - authorized 500,000 shares;
   $.01 par value; none issued..............................................                   -              -
  Common stock - authorized 7,500,000 shares; $.01 par value;
   issued and outstanding, 3,878,094 shares at June 29, 1996
   and 3,861,784 at December 30, 1995.......................................                    39             38
  Additional paid-in-capital................................................                10,825         10,766
  Retained earnings.........................................................                    83            490
  Cumulative foreign currency translation adjustment........................                  (187)          (192)
  Unrealized net holding gains on available-for-sale securities.............                     3              9
  Common stock held in treasury at cost (58,762 shares).....................                  (264)          (264)
                                                                                         ---------     ----------
   Total stockholders' equity...............................................                10,499         10,847
                                                                                         ---------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $    23,768    $    24,976
                                                                                         =========     ==========

The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
Selfix, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND RETAINED EARNINGS
(Dollars in thousands except per share amounts)
(unaudited)

                                                              Thirteen Weeks Ended           Twenty-Six Weeks Ended
                                                          June 29, 1996    July 1, 1995   June 29, 1996     July 1, 1995
                                                          -------------    ------------   -------------     ------------

Net sales.........................................        $    10,155      $    10,628    $      18,781      $    21,370

Cost of goods sold................................              5,844            6,402           11,612           13,114
                                                           ----------       ----------      -----------       ----------
  Gross profit....................................              4,311            4,226            7,169            8,256

Operating expenses................................              3,449            4,041            7,275            8,211
                                                           ----------       ----------      -----------       ----------
  Operating income (loss).........................                862              185            (106)               45

Other income (expense)

  Interest (expense)..............................               (180)            (258)            (360)            (475)
  Other income - net..............................                 27              113               59              236
                                                           ----------       ----------      -----------       ----------
                                                                 (153)            (145)            (301)            (239)
                                                           ----------       ----------      -----------       ----------
  Income  (loss) before income taxes..............                709               40             (407)            (194)

Income tax expense................................                 -                 1             -                  13
                                                           ----------       ----------      -----------       ----------
  Net income (loss)...............................                709               39             (407)            (207)

Retained earnings at beginning of period..........               (626)           4,254             (490)           4,500
                                                           ----------       ----------      -----------       ----------
Retained earnings at end of period................        $        83      $     4,293    $          83      $     4,293
                                                           ==========       ==========      ===========       ==========
Net loss per common and common equivalent shares..              $0.19            $0.01           ($0.11)          ($0.06)

Number of common and common equivalent shares.....          3,820,147        3,568,563        3,818,664        3,586,100

The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
Selfix, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

                                                                                         Twenty-Six  Weeks Ended
                                                                                June 29, 1996                July 1, 1995
                                                                              -----------------            ---------------
Cash flows from operating activities
  Net (loss)................................................................ $          (407)             $          (207)
  Adjustments to reconcile net (loss) to net
   cash provided by operating activities
    Depreciation............................................................            1,056                       1,296
    Amortization of intangible assets.......................................               76                         265
    Provision for losses on accounts receivable.............................               67                          68
   (Gain) loss on sale of fixed assets......................................                9                         (54)
    Amortization of bond premium............................................                6                          59

  Changes in assets and liabilities
    (Increase) in accounts receivable.......................................           (1,568)                     (2,130)
    (Increase) decrease in inventories......................................              544                        (692)
    (Increase) decrease  in refundable income taxes.........................             (101)                        256
    (Increase) decrease in prepaid expenses and other current assets........              (83)                         22
    (Increase) in other assets..............................................             (115)                        (23)
    (Decrease) in accounts payable..........................................              (26)                       (687)
     Increase (decrease) in accrued liabilities.............................             (667)                        145
     Decrease in notes and other receivables................................               18                       1,695
                                                                             ----------------             ---------------
       Total adjustments....................................................             (784)                        220
                                                                             ----------------             ---------------
       Net cash provided by (used in) operating activities..................           (1,191)                         13
Cash flows from investing activities
  Purchase of property, plant and equipment (net)...........................             (801)                       (595)
  Proceeds from maturity of marketable securities...........................              286                           -
  Restricted cash - Industrial Revenue Bond.................................                -                           5
  Purchase of treasury stock................................................                -                        (264)
                                                                             ----------------             ---------------
    Net cash (used) by investing activities.................................             (515)                       (854)

Cash flows from financing activities
  Payments on borrowings....................................................              (31)                       (140)
  Reduction of capital lease obligation.....................................              (15)                        (14)
  Exercise of common stock options..........................................                -                          23
  Issuance of common stock under stock purchase plan........................               59                           -
                                                                             ----------------             ---------------
    Net cash provided (used) by financing activities........................               13                        (131)
                                                                             ----------------             ---------------
Effect of exchange rate changes on cash.....................................                -                         (11)
    Net (decrease) in cash and cash equivalents.............................           (1,693)                       (983)
                                                                             ----------------             ---------------
Cash and cash equivalents at beginning of period............................            2,982                       4,859
                                                                             ----------------             ---------------
Cash and cash equivalents at end of period.................................. $          1,289             $         3,876
                                                                             ================             ===============
Supplemental disclosures of cash flow information
  Cash (refunded) paid during the period for
    Interest and swap fees.................................................. $            294             $           428
    Income taxes, net....................................................... $            101             $          (244)


The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
SELFIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)


1. The condensed consolidated financial statements included herein as of June 29, 1996 and July 1, 1995 for the thirteen and twenty-six weeks ended June 29, 1996 and July 1, 1995 are unaudited and, in the opinion of the Company, reflect all adjustments (which include normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations and cash flows.

2. These financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, may not include all disclosures normally required by generally accepted accounting principles or those normally in the Company's audited annual financial statements. Accordingly, the Company's audited consolidated financial statements and notes thereto, included in its Annual Report on Form 10-K, as well as previously filed 10-Qs, should be read in conjunction with the accompanying condensed consolidated financial statements.

3.   Inventories are summarized as follows (in thousands):

                          June 29,      December 30,
                           1996            1995
                          ------          ------
     Finished Goods       $2,343          $3,165
     Work-in-Process       1,129             893
     Raw Materials         1,135           1,093
                          ------          ------
                          $4,607          $5,151
                          ======          ======

4. No provision was made for income taxes in 1996 due to net operating loss carryforwards available to the Company. The provision for income taxes for 1995 reflects the taxes on income of foreign subsidiaries.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
SELFIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
(Unaudited)


5. Earnings per share have been computed by dividing net earnings for the thirteen weeks ended June 29, 1996 and July 1, 1995 by 3,820,147 and 3,568,563 common shares, respectively. For the twenty-six weeks ended June 29, 1996 and July 1, 1995, earnings per share have been computed by dividing the net loss by 3,818,664 and 3,568,100 of common shares respectively. Common share equivalents included in the computation of common and common equivalent shares represent shares issuable upon assumed exercise of the stock options using the treasury stock method. Common share equivalents are not included under the treasury stock method when their effect is antidulitive.

6. During the fourth quarter of 1995, the Company recorded a $2.1 million charge to exit certain unprofitable product lines, close the Company's Canadian facility and move the Canadian operations to the Chicago manufacturing and distribution facilities. As of December 30, 1995 approximately $.6 million of obsolete inventory reserves, $.2 million of accrued legal and accrued severance and $.5 million of accrued facility closing costs remained on the Company's books. The amount of cash paid for legal and severance benefits, disposition of obsolete inventory and cash paid and fixed asset write-offs charged to facility closing costs in 1996 is detailed as follows:


                                                      FACILITY      LEGAL AND
                                        INVENTORY     CLOSING       SEVERANCE
                                        RESERVES      COSTS         BENEFITS
                                        --------      -----         --------
                   Balance at 12/30/95  $.6 million   $.5 million   $.2 million
                   Charges to reserves   .3 million    .3 million    .1 million
                                        ----------    -----------   -----------
                   Balance at 6/29/96   $.3 million   $.2 million   $.1 million
                                        ===========   ===========   ===========

    The payouts will be substantially completed by the end of 1996.

7. On April 12, 1996 the Company completed the consolidation of its banking relationships and entered into a new Credit Agreement. The Credit Agreement provides an $8.0 million line of credit subject to asset based availability formulas and a line of credit to support letters of credit required for the Company's Industrial Development Finance Authority Bonds. All of the

PART I - FINANCIAL STATEMENTS
FORM 10-Q
SELFIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
(Unaudited)


     Company's assets are pledged as collateral in support of the Credit Agreement. The Company is in compliance with the loan covenants of the Credit Agreement. At July 18, 1996 there were no borrowings outstanding under the asset based line of credit.

8. Restricted cash represents deposits made to sinking fund accounts used to repay the current portion of the Company's Industrial Revenue Bond debt in compliance with the Credit Agreement discussed above.

9.   Subsequent event:

     On July 12, 1996, the Company issued 3,329 shares of common stock in conjunction with the 1995 Employee Stock Purchase Plan.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

          When used in this discussion, the words "believes", "anticipates", "expected" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

          In the discussion and analysis that follows, all references to 1996 and 1995 refer to the 13 and 26 week periods ended June 29, 1996 and July 1, 1995. The following amounts are in thousands of dollars.


Results of operations for the 13 weeks ended June 29, 1996, and July 1, 1995.

Net sales decreased $473 (4%) from 1995 due primarily to lower housewares segment sales associated with the discontinuation of certain products. Housewares sales declined 10% ($788) however, sales of the home improvement segment were up 12% ($315) as projects deferred during the first quarter due to inclement weather were initiated in the current period.

Gross profit margin improved to 42.5% from 39.8% last year. The improvement is primarily associated with increased gross profit margins in the housewares segment due to the discontinuation of unprofitable product lines, reduced provisions for obsolete inventory and lower resin prices. Partially mitigating these variances was lower overhead absorption associated with the decrease in sales and required cutbacks in production.

Operating expenses decreased 15% during the period primarily as a result of reduction in personnel, acquisition related expenses, professional services, sales detailing, packaging graphics, and the closing of the Canadian plant. Amortization of intangibles was also reduced due to the expiration of a non-compete agreement and the 1995 write-down of certain intangible assets. As a percentage of net sales, operating expenses decreased to 34% from 38%, primarily attributable to management's efforts to control such expenses.

Interest expense decreased $78 from last year due to debt reductions of $2.3 million in the fourth quarter of 1995.

Other income decreased $86 compared to last year due to lower gains on fixed asset sales, the absence of a franchise tax refund received in 1995 and a foreign exchange loss compared to the foreign exchange gain recorded last year.

No income tax expense was recorded during the period due to the availability of net operating loss carryforwards.

Results of operations for the 26 weeks ended June 29, 1996 and July 1, 1995.

Net sales decreased 12% ($2,589) during the period. Housewares sales were down $2,283 (13%) during the period due to the discontinuation of certain products, inventory restrictions imposed by certain key retail customers and the absence of pipeline fill sales to a large retail customer. Home improvement sales were down 7% ($306) as a result of inclement weather during the first few months of the year.

Gross profit margin decreased to 38.2% from 38.6% last year. The decrease in the gross profit percentage is associated with unabsorbed fixed costs at the home improvement segment due to the weather related sales decrease during the first few months of 1996. However, this decrease in gross profit margin was largely mitigated by an increase in the gross profit percentage at the housewares segment associated with the 1995 decision to discontinue certain unprofitable product lines, reduced resin prices and lower provisions for obsolete inventory.

Operating expenses decreased 11% for the 26 week period. The decrease was due to reduced costs at the housewares segment associated with the closing of the Canadian plant, headcount related salary and benefit reductions, reduced acquisition and other professional services, depreciation, legal fees, trade show expense, travel, sales detailing and the absence of a 1995 marketing expense accrual. Also contributing to the decrease in operating expenses was reduced amortization associated with the expiration of a non-compete agreement and the 1995 write-down of certain intangible assets as well as volume related decreases in commissions and freight expense.

Interest expense decreased $115 due to debt reduction of $2.3 million in the fourth quarter of 1995.

Other income decreased $177 as a result of lower gains on fixed asset sales, foreign exchange losses compared to the foreign exchange gains and lower interest income as a result of reduced cash balances and the maturity of interest bearing marketable securities.

Income tax expense decreased $13 compared to last year. No tax expense was recorded this year due to the availability of net operating loss carryforwards.

OUTLOOK

The Company anticipates that the factors impacting net sales in the first half of the year have been reduced and that second half sales trends will approach last year's performance. Inventory restrictions at a key housewares customer have been lifted and recent order patterns have returned to normal. Further, the second half of 1995 did not include any significant pipeline fill shipments to housewares customers. As such, second half net sales in the housewares business are expected to track closer to prior year performance. Management believes the home improvement business will perform at or slightly better than 1995 in the second half as a result of new product introductions. The home improvement business, however, is highly susceptible to weather conditions since sales are predicated on building contractors' ability to work outside.
As such, general weather conditions can have either a positive or negative (as occurred in the first quarter) impact, particularly in the fourth quarter.

Gross profit margins are expected to continue the second quarter trend. Margin improvement is the result of mix improvements in the housewares segment and slightly lower resin costs. The Company will continue to monitor inventory levels closely and, as such, does not expect to produce at capacity. Accordingly, certain overhead costs are not expected to be fully absorbed. Management efforts to control operating expenses in the second quarter resulted in reductions of a permanent nature. The Canadian facility was closed and other personnel reductions were initiated. These actions will result in the continuing decline of operating expenses during the remainder of the year as compared to 1995. Management believes the cost structure of the Company is now reflective of existing sales levels and that the Company is positioned for sustained profitability.

FINANCIAL CONDITION

Net working capital of $6,701 was $11 less than the end of 1995. Cash used by operations increased $1,204 compared to last year due to the 1995 collection of a patent infringement suit

($1,600). Also contributing to the increase in cash used by operations was the increase in the net loss, funding of severance and other items related to the closing of the Company's Canadian facility and the payment of accrued employee wages, incentive compensation and other benefits. However, efforts to control inventories at a level consistent with the current sales volume and reductions in receivables generated increased cash flow compared to last year.

Sales of the Company's home improvement products are generally lower in the first and fourth quarter of the calendar year. Net earnings vary proportionately more than sales due to the effect of fixed costs. Results of operations for the 13 week period ended June 29, 1996 are not necessarily indicative of the results to be expected for the 52 week period ended December 28, 1996.

On April 12, 1996 the Company completed the consolidation of its banking relationships and entered into a new Credit Agreement. The Credit Agreement provides an $8.0 million line of credit subject to asset based availability formulas and a line of credit to support letters of credit required for the Company's Industrial Development Finance Authority Bonds. All of the Company's assets are pledged as collateral in support of the Credit Agreement. The Company is in compliance with the loan covenants of the Credit Agreement. At July 18, 1996 there were no borrowings outstanding under the asset based line of credit.

                          PART II - OTHER INFORMATION





ITEM 1.  Legal Proceedings - None

ITEM 2.  Changes in Securities - Not Applicable


ITEM 3.  Default Upon Senior Securities - Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders - Not Applicable

ITEM 5.  Other Information -                 On June 11, 1996 William P.
                                             Mahoney resigned his position as
                                             director of the registrant.

ITEM 6.  A. Exhibits and Reports             On April 22, 1996 the registrant
                                             filed a Form 8-K disclosing that
                                             Grant Thorton LLP was dismissed as
                                             its independent public accountants
                                             effective April 12, 1996 and that
                                             Arthur Andersen LLP was engaged as
                                             its new independent public
                                             accountants effective with the
                                             dismissal of its former
                                             accountants.

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



Dated: August 2, 1996