Form 10-K405
period 1996-12-28
HOME PRODUCTS INTERNATIONAL INC
filed 1997-03-28
CIK 814457

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                               For the Fifty Two
                         Weeks Ended December 28, 1996

                                       or

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee required)

                         Commission File Number 0-17237

                       HOME PRODUCTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      APPLIED FOR
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)
            4501 WEST 47TH STREET                                  60632
              CHICAGO, ILLINOIS                                 (Zip Code)
  (Address of principal executive offices)

                                 (773) 890-1010
              (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None

                   Name of Each Exchange On Which Registered
                                      None

Securities registered pursuant to Section 12(g) of the Act:

                              Title of Each Class

                       Common, Par Value $0.01 Per Share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Shares of common stock, par value $0.01 outstanding at February 28, 1997 -- 4,375,578. Aggregate market value of such shares held by non-affiliates as of that date -- $26,273,027.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Home Products International, Inc. definitive proxy statement dated April 4, 1997 for the 1996 Annual Meeting ("Proxy Statement") -- Part III
================================================================================

                                     PART I

ITEM 1. BUSINESS

     Home Products International, Inc., an international consumer space management company headquartered in Chicago, Illinois, designs, manufactures and markets quality houseware and home improvement products. The Company, based on consolidated pro forma net sales of $114 million in 1996, is one of the largest companies in the U.S. consumer housewares product industry and has a significant market share in each of its product lines. The Company's houseware product lines include bath and shower organizers, hooks and home helpers, home/closet organization products, children's organization and safety products and storage containers. The Company's home improvement product line consists of durable plastic exterior shutters.

     References to "HPI" or the "Company" are to Home Products International, Inc., a Delaware corporation, and its wholly-owned subsidiaries, Selfix, Inc., a Delaware corporation ("SELFIX"), Tamor Corporation ("TAMOR"), a Massachusetts corporation, and Shutters, Inc., an Illinois corporation ("SHUTTERS"). On February 18, 1997, the Company became the holding company for, and successor registrant under the Securities Exchange Act of 1934 (the "EXCHANGE ACT") to, Selfix and Selfix became a wholly-owned subsidiary of the Company through a holding company reorganization under the General Corporation Law of Delaware (the "DGCL"). Where the context requires, certain references to the "Company" are to Home Products International, Inc., in its capacity as a holding company, or to Selfix prior to the holding company reorganization. The holding company structure is intended to provide a framework that will accommodate future growth from internal operations, acquisitions, and joint ventures, while providing for greater administrative and operational flexibility.

RESTRUCTURING COMPLETED

     The Company was founded in 1952 as a privately held manufacturer and distributor of plastic hooks and became a public company following the completion of its initial public offering of common stock in 1988. During 1994, the Company's Chief Executive Officer, James Tennant, and its Chief Financial Officer, James Winslow, were hired to restructure the Company's operations and improve its profitability. As part of this restructuring, the Company refocused its sales and marketing efforts, increased its international distribution capabilities, upgraded its financial controls, eliminated unprofitable product lines, and reduced overhead. The Company incurred operating losses of approximately $4.5 million in 1994 and $4.1 million in 1995, resulting from the costs of this restructuring, including inventory and fixed-asset write-downs, severance pay and plant-closing costs. This restructuring was completed in 1995. The Company had operating profits of $1.4 million in 1996.

TAMOR ACQUISITION

     Effective January 1, 1997, the Company acquired Tamor, a privately held company founded in 1947, and its affiliated product distribution company, Housewares, Inc. (the "TAMOR ACQUISITION"). Tamor designs, manufactures and markets quality plastic houseware products. The Company believes the Tamor Acquisition will result in significant increases in 1997 gross sales. If the Tamor Acquisition had occurred on January 1, 1996, the Company's 1996 net sales of $38.2 million would have been increased by $75.7 million to $113.9 million and operating profits of $1.4 million would have increased by $6.3 million to $7.7 million. The Company believes that it will be able to capitalize on certain synergies that exist between Selfix and Tamor. First, the Tamor Acquisition will enable the Company to expand the number of product lines offered and the number of products offered within existing product lines as well as increase its distribution network and international sales. Selfix's largest selling product lines, bath/shower organization and hooks and home helpers, complement Tamor's largest selling product lines, home/closet organization and storage containers. Currently, Tamor sells its products primarily through major discount retailers and has very limited international sales while Selfix sells more of its products through hardware/home centers and has increasing export sales. Second, the Tamor Acquisition will enable the Company to use excess manufacturing capacity at the Selfix and Shutters facilities resulting in more efficient use of fixed costs. Tamor was operating near full capacity at its manufacturing facilities which constrained its growth and forced it to outsource production in 1996 while the Company's other manufacturing facilities were operating at less than full capacity.

GENERAL

     HPI operates in two industry segments:

          1) The design, manufacture, and marketing of quality HOUSEWARES products, through its wholly owned subsidiaries, Selfix and Tamor. These products, generally branded as "Selfix" or "Tamor" products, are sold principally through mass market trade channels: discount, variety, supermarket, drug, hardware/home center, and specialty stores. Selfix and Tamor sell both direct to retailers and through wholesale distributors. Selfix and Tamor products generally retail from $1 to $20, with a substantial majority retailing for under $10. The Company believes it is, through its subsidiaries Selfix and Tamor, a leading manufacturer of value-priced, high-volume bath and shower organizers, storage containers and home organization products.

          2) The design, manufacture, and marketing of quality HOME IMPROVEMENT PRODUCTS, through its wholly owned subsidiary, Shutters. These products, generally branded as "Shutters, Inc." products, are sold principally through wholesalers that service the residential construction, repair and remodeling industry. The Company believes that Shutters is a leading manufacturer of durable, plastic exterior shutters.

GROWTH STRATEGY

     The housewares industry segment, including plastic products, is highly fragmented. Over the past several years, retailers have consolidated rapidly, with mass discounters such as Wal-Mart, Kmart, and Target capturing increasingly larger shares of the market. Management believes that as these retailers consolidate, they are actively seeking to reduce the number of suppliers from whom they source product. As a result, management believes that larger housewares manufacturers with focused product lines covering entire categories (such as Storage Containers or Bath/Shower Organization) will capture increasingly larger market shares at the expense of smaller manufacturers with limited product offerings. The Company intends to continue to focus on the entry-level price segment and to grow by expanding its offerings within existing product categories, by making selective acquisitions which management believes offer synergistic opportunities, and by capitalizing on established distribution channels to increase international sales.

PRODUCTS

  Gross Sales by Product Category.

     The following table sets forth the amounts and percentages of the Company's historical gross sales by product categories, for the periods indicated. These sales do not reflect the historical sales of Tamor.

GROSS SALES

                                                       1994               1995               1996
                                                  ---------------    ---------------    ---------------
                                                   SALES       %      SALES       %      SALES       %
                                                   -----       -      -----       -      -----       -
                                                           (IN THOUSANDS, EXCEPT PERCENTAGES)
Bath and Shower Organization..................    $ 15,300     34%   $ 15,071     35%   $ 15,479     38%
Hooks and Helpers.............................       7,398     17       8,645     20       6,279     16
Juvenile Products.............................       8,259     19       6,683     15       7,369     18
Home/Closet Organization......................       4,848     11       4,144      9       2,248      5
                                                  --------    ---    --------    ---    --------    ---
  Housewares Products.........................    $ 35,805     81%   $ 34,543     79%   $ 31,375     77%
  Home Improvement Products...................       8,417     19       8,993     21       9,457     23
                                                  --------    ---    --------    ---    --------    ---
Total Gross Sales.............................    $ 44,222    100%   $ 43,536    100%   $ 40,832    100%
                                                              ===                ===                ===
Allowances....................................      (3,237)            (2,497)            (2,632)
                                                  --------           --------           --------
Total Net Sales...............................    $ 40,985           $ 41,039           $ 38,200
                                                  ========           ========           ========

     The following table sets forth pro forma gross sales by product category as if the acquisition of Tamor had occurred on January 1, 1994. This table is intended to show sales trends by product category of HPI.

PRO FORMA GROSS SALES

                                                       1994               1995               1996
                                                  ---------------    ---------------    ---------------
                                                   SALES       %      SALES       %      SALES       %
                                                   -----       -      -----       -      -----       -
                                                           (IN THOUSANDS, EXCEPT PERCENTAGES)
Bath and Shower Organization..................    $ 15,300     15%   $ 15,071     14%   $ 15,479     13%
Hooks and Helpers.............................       7,398      7       8,645      8       6,279      5
Home/Closet Organization......................      38,175     38      38,844     36      40,819     33
Juvenile Products.............................      12,593     13      11,243     11      10,999      9
Storage Containers............................      18,832     19      24,243     23      39,050     32
                                                  --------    ---    --------    ---    --------    ---
  Housewares Products.........................    $ 92,298     92%   $ 98,046     92%   $112,626     92%
  Home Improvement Products...................       8,417      8       8,993      8       9,457      8
                                                  --------    ---    --------    ---    --------    ---
Total Gross Sales.............................    $100,715    100%   $107,039    100%   $122,083    100%
                                                              ===                ===                ===
Allowances....................................      (5,923)            (5,699)            (8,169)
                                                  --------           --------           --------
Total Net Sales...............................    $ 94,792           $101,340           $113,914
                                                  ========           ========           ========

HOUSEWARES PRODUCTS

     Bath and Shower Organization. The Company markets a broad line of value-priced plastic bath accessories and organizers, primarily under the brand name Selfix. These include shower organizers, towel bars, soap dishes, shelves, portable showers sprays, and fog-free shower mirrors. In January of 1997, Selfix launched a major line extension in the Bath and Shower Organization category, Suction-Lock(R) Organizers. The Company believes it is a leading producer of opening price-point plastic bath accessories.

     Hooks and Helpers. The Company markets a complete line of over 150 hooks, primarily made of plastic, under the brand name Selfix. The original product marketed by Selfix was a plastic hook, unique in that it employed a proprietary no-tools mounting system. Selfix has expanded its offering of these patented, self-adhesive hooks, and the Company believes it offers a complete line in the opening price point segment. Augmenting the plastic hooks are a line of metal picture hooks, sold to the same customer base.

     Home/Closet Organization Products. The Company offers a variety of products for general home organization, under both the "Selfix" and "Tamor" brand names. This category is comprised primarily of plastic clothes hangers, which represented 60% of this category's pro forma gross dollar sales in 1996. Due to the commodity nature of the hanger segment, margins in this category are inherently lower, while unit volumes are substantially higher. Management believes that Tamor has a leading U.S. market share in plastic clothes hangers, and that its broad product offering gives it a competitive advantage over other hanger manufacturers.

     Also included in this category are other plastic organizers, closet and clothing care products, recycling containers, plastic kitchen organizers and housewares products, and vinyl coated wire kitchen organizers.

     Juvenile Products. The Company markets a line of quality children's organization products, under the brand names Tidy Kids(R), Kidtivity(R) and Lil' Helpers(TM). Both Selfix and Tamor market juvenile products. These include closet extenders, hook racks, storage cubes, clothes hangers, and under-the-bed storage trolleys. These products are sold in the juvenile or housewares departments of its core customers, and also through specialty juvenile retailers like Toys R Us and Baby Superstores. The Company believes it created a market niche of children's organization products in the development and successful sales of its Tidy Kids(R) and Lil Helpers(TM) products, and that it offers the premier children's organization program in the industry. Child safety products, marketed under the licensed Fisher-Price(R) brand, offer synergies in sales and merchandising, as they are sold in channels identical to other juvenile products.

     Storage Containers. The Company offers a variety of plastic home storage containers under the Tamor brand name. These range in size from shoe boxes to jumbo (48 gallon) totes, and include specialty Christmas containers sold during the holiday season. These products range in retail price from $2 to $20 and contain a variety of product attributes, including removable wheels and domed-top lids, which increase storage capacity. Management believes these features are key to obtaining shelf space and competing in the market. This is the fastest growing segment for Tamor, and management believes it has a significant share of the U.S. $800 million retail market.

     Home Improvement Products. Through Shutters, the Company markets a unique line of plastic exterior shutters to the construction trades and consumer home improvement catalogs. Because of a patented design, the shutters are assembled from components, rather than formed in a single piece. This allows the shutters to be configured in the largest variety of sizes and colors in the industry. Shutters markets the shutters in component form to remodeling distributors, and in finished form to home center retailers. In both cases, the key competitive advantage is customization of size and color, and quick turnaround service. In early 1997, Shutters entered a new market segment with "fixed-size" shutters, utilizing existing trade channels.

MARKETING AND DISTRIBUTION

     The Company's housewares products are sold through national and regional discount, variety, supermarket, drug, hardware/home center, and specialty stores. Selfix and Tamor both sell directly to major retail customers through its company sales management personnel. Selfix and Tamor sell to approximately 3,000 other customers, through a network of approximately 50 independent manufacturers representatives. Including Tamor on a pro forma basis, Wal-Mart accounted for 14% of the Company's gross sales in 1996, and Kmart Corporation accounted for 8% of gross sales. The loss of either of these customers would have a material adverse effect on the Company. No other customer accounted for more than 5% of sales.

     The Company's primary marketing strategy is to design innovative products with consumer features and benefits, and focus on marketing the product to its retail selling partners. Management believes that one of its competitive advantages is prompt and reliable product delivery of value-priced high-volume products, allowing customers to maintain minimal inventories. The Company believes that the customer specific merchandising programs it offers enable retailers to achieve a higher return on its products than the products of many of its competitors. To that end, both Selfix and Tamor offer customers a variety of retail support services, including customized merchandise planogramming, small shipping packs, point-of-purchase displays, Electronic-Data-Interchange (EDI) order transmission, and just-in-time
(JIT) product delivery designed to continue their growth with volume retailers.

     Shutters sells its home improvement products through 20 independent manufacturers' representatives to approximately 800 customers, the majority of which are distributors who supply home repair and remodeling contractors. Shutters also sells directly to national and regional home improvement catalog distributors.

PRODUCT AND RESEARCH DEVELOPMENT

     The Company employs five people in Product Research and Development, and uses computer-aided design (CAD) systems to enhance its product development efforts. New products have been the critical driver in the Company's sales growth. Although the Company's historical accounting records do not separately present research and development expenses, the Company estimates that for 1994, 1995 and 1996, expenses associated with research and development were $436,000, $501,000 and $330,000, respectively.

FOREIGN AND EXPORT SALES/SEGMENT INFORMATION

     Including Tamor on a pro forma basis, the Company's 1996 sales outside the United States accounted for 6% of its total net sales. Sales to Canada accounted for 2% of the Company's net sales in 1996.

     See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 12 to Consolidated Financial Statements for information regarding the gross sales, operating profit (loss) and identifiable assets attributable to each operating and geographic reporting segments.

SEASONALITY

     Sales of the Company's products are generally higher in the second and third quarter of the calendar year because of the seasonality of the Company's home improvement products. Sales of these products are impacted by weather conditions which are generally better in the late spring, summer and early fall. Net earnings vary proportionally more than the variation in sales due to the effect of fixed costs.

COMPETITION

     The Company competes with a number of well established domestic and foreign manufacturers, many with greater resources than the Company. Many competitor companies are either privately held or divisions of larger entities. Many of the Company's products also compete with substitute products made of alternate materials. There is no reliable qualitative method of determining the Company's position in its various markets. The Company believes it is recognized as a strong competitor in the marketplace based on its innovative yet value-priced products and reliable, timely volume delivery.

     The Company exports products manufactured in the United States and purchases finished goods products from Asia and Latin America. Consequently, the Company's competitive position may be affected by fluctuations in the exchange rates of certain foreign currencies relative to the U.S. dollar.

PATENTS, TRADEMARKS AND LICENSES

     Selfix, Tamor, and Shutters own a number of trademarks and approximately 100 United States mechanical and design patents relating to various products and manufacturing processes. The Company believes that in the aggregate its patents enhance its business, in part by discouraging competitors from adopting patented features of its products. The Company believes, however, that there are no patents, trademarks or licenses material to the business.

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

RAW MATERIALS AND PRODUCTION

     The Company manufactures the majority of its products at its five manufacturing facilities using injection molding and extrusion processes. The Company's production processes utilize fully automated raw material handling systems and high speed packaging equipment. Many of the injection molding and extrusion operations are also automated and are supported by incentive based, manually performed secondary operations.

     The primary raw material used in the Company's plastic injection molding operations is plastic resin, primarily polypropylene. Plastic resin is a commodity with pricing parameters tied to supply and demand characteristics beyond the Company's control. As a result of the Tamor acquisition, the Company is now a significant user of plastic resin. In total, the Company expects to use 80 - 90 million pounds of plastic resin in 1997. Because of the large amount of plastic resin used and the relative inability to pass cost increases along to its retail customers, the Company is highly susceptible to changes in plastic resin pricing. In 1997, plastic resin costs are expected to account for approximately 24% of the Company's total net sales and 33% of its cost of goods sold assuming current price levels remain the same.

     Plastic resin prices can vary widely from year to year and are very difficult to predict beyond a few months. Tamor's plastic resin cost history is illustrative of the swings that can occur in resin pricing. Tamor, which uses about 90% of the Company's resin requirements, experienced average price increases from 1993 to 1994 of 26%, from 1994 to 1995 of another 25% but then experienced a price decrease from 1995 to 1996 of 16%.

     The Company is able to use off-prime grades of material. As a result, it does not purchase its plastic resin directly from manufacturers but rather is able to buy through brokers in a secondary market. This enables the Company to buy at a discount. Buying at a discount off-prime material costs gives the Company a cost advantage over some of its competitors but does not alleviate the pricing risks inherent with buying a commodity raw material. Plastic resin is in demand by a number of different industries, many of which are quite different from the Company's primary housewares business. For example, the automobile and housing industries are very large users of plastic resin. As such, demand changes in the automobile industry or the number of new housing starts can have an impact on plastic resin pricing.

     There is no futures market for plastic resin. As such, the Company cannot lock in its costs without purchasing significant quantities beyond its immediate manufacturing needs. Management has determined that it will purchase resin in quantities that best fit its manufacturing needs and ability to store such purchases.

INVENTORY CONTROL

     The Company produces to and sells from inventory, based on forecasted unit sales, and generally ships within a short period of time after receipt of an order. Consequently, the Company does not believe that information with respect to backlog is meaningful.

ENVIRONMENT

     Compliance with Federal, state or local provisions relating to protection of the environment is not expected to have a material effect on the Company's capital expenditures, earnings or competitive position.

EMPLOYEES

     As of February 28, 1997, the Company employed 493 persons in the United States. Approximately 92 are hourly employees at its Leominster, Massachusetts facility, covered by a collective bargaining agreement which expires in March, 1999; 145 are hourly employees at its Chicago, Illinois facilities, covered by a collective bargaining agreement which expires in January, 1998.

ITEM 2. PROPERTIES

     The Company's headquarters and the Selfix manufacturing, assembly, packaging and distribution operations are located in a leased building of approximately 186,000 square feet on 10.5 acres in Chicago, Illinois. The lease expires in July 2010 and grants the Company a right of first refusal on the sale of the property at any time during its term.

     Selfix also leases 83,505 square feet as a storage and distribution facility in Chicago, Illinois. This lease expires on September 30, 1997.

     Selfix closed its 34,000 square foot Canadian assembly and packaging facility in March, 1996. The Scarborough, Ontario facility is subject to a lease expiring in 1999, however the Company has reached a tentative agreement to terminate the lease as of March 31, 1997. The expected cost to terminate the lease will not have a significant effect on the Company's 1997 financial results.

     Shutters' manufacturing, assembly, packaging and distribution facilities are located in a building owned by the Company of approximately 62,500 square feet on 12 acres in Hebron, Illinois.

     Tamor's subsidiary headquarters and one of its three manufacturing facilities are located in an owned building of approximately 100,000 square feet in Leominster, Massachusetts. Tamor also has manufacturing and distribution operations at a leased 180,000 square foot facility in Louisiana, Missouri and an owned 45,000 square foot facility in Thomasville, Georgia. Tamor also leases a 220,000 square foot distribution facility in Fitchburg, Massachusetts.

     The Company considers its properties generally to be in good condition, well maintained as well as suitable and adequate to carry on the Company's business.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not aware of any material pending legal proceedings against it or any of its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and key employees of the Company, and their respective ages and principal positions as of February 28, 1997, are as follows:

                NAME                     AGE                            POSITION
                ----                     ---                            --------
James R. Tennant.....................    44     Chairman of the Board and Chief Executive Officer of
                                                Home Products and Chief Executive Officer of Selfix
James E. Winslow.....................    42     Executive Vice President, Chief Financial Officer and
                                                Secretary of Home Products and Executive Vice President
                                                of Selfix
Leonard J. Tocci.....................    55     Chief Executive Officer of Tamor
Dennis M. Gerrard....................    43     President of Tamor
Jeffrey R. Dolan.....................    40     Senior Vice President -- Sales and Marketing of Selfix
David E. Limanni.....................    48     Vice President -- Manufacturing of Tamor
Peter L. Graves......................    39     Vice President -- Product Marketing of Selfix
Robert Holz..........................    48     Vice President -- International Sales of Selfix
Richard M. Tocci.....................    48     Vice President -- Operations of Tamor
Michael J. Ricard....................    57     Vice President -- General Manager of Shutters

     James R. Tennant joined the Company as Chairman of the Board and Chief Executive Officer in April, 1994. Mr. Tennant was elected a Director of the Company in December, 1992 and was a member of the Company's Compensation Committee until April, 1994. From 1982 to 1994, Mr. Tennant was President of Foote, Cone & Belding/Direct, an international advertising agency. From 1979 to 1982, he was employed by Young and Rubicam, an advertising agency, his final position being Senior Vice President.

     James E. Winslow was named Executive Vice President in October, 1996. Mr. Winslow joined the Company as Chief Financial Officer and Senior Vice President in November, 1994. In 1994, Mr. Winslow was Executive Vice President and Chief Financial Officer of Stella Foods, Inc. From 1983 to 1994, Mr. Winslow was employed by Wilson Sporting Goods Co. in various capacities, his final position being Vice President and Chief Financial Officer.

     Leonard J. Tocci joined the Company as Chief Executive Officer of Tamor in February, 1997. From 1988 until 1997, Mr. Tocci was President of Tamor. From 1977 to 1986, Mr. Tocci owned and operated American Hanger, Inc. Leonard J. Tocci is the brother of Richard M. Tocci.

     Dennis M. Gerrard joined the Company as President of Tamor in February, 1997. From 1995 to 1996, Mr. Gerrard was Vice President of Marketing -- Plastics of EKCO Housewares. From 1993 to 1995, he was Vice President of Sales and Marketing for Tamor. From 1985 to 1993, Mr. Gerrard was employed by Whitney Productions, Inc., a supplier of corrugated storage products, with his final position being President.

     Jeffrey R. Dolan joined the Company as Senior Vice President -- Sales of Selfix in August, 1995. In 1996 Mr. Dolan was named Senior Vice President -- Sales and Marketing of Selfix. From 1982 to 1995, Mr. Dolan was employed by Rubbermaid, Inc., in various sales management capacities, his final position being Vice President National Accounts.

     David E. Limanni joined the Company as Vice President -- Manufacturing of Tamor in February, 1997. From 1994 to 1997, Mr. Limanni was Director of Operations Midwest region for Tamor. From 1993 to 1994, Mr. Limanni was Operations Manager -- West Coast for Syroco, Inc. From 1991 to 1993, Mr. Limanni was General Manager of Alpha Plastics. From 1989 to 1991, Mr. Limanni was General Manager of Syroco, Inc. From 1983 to 1989 Mr. Limanni was Vice President of Operations for Beacon Plastics.

     Peter L. Graves has been Vice President -- Product Marketing of Selfix since October, 1994. Mr. Graves joined the Company in 1981 as a copywriter and has served in various sales and marketing positions in the Company, with his previous position in the Company being Manager of Sales and Marketing Administration of Selfix.

     Robert Holz has been Vice President -- International Sales of Selfix since 1996. Mr. Holz joined the Company as Director of International Sales in 1995. From 1993 to 1995, he was Director of Sales for Sunbeam/Oster International. From 1987 to 1993, Mr. Holz was Sales Manager for Frigidaire. From 1984 to 1987, Mr. Holz was Sales Manager for H.R. Johnson.

     Richard M. Tocci joined the Company as Vice President -- Operations of Tamor in February, 1997. From 1988 to 1997, Mr. Tocci was Treasurer and Vice President -- Operations of Tamor. From 1977 to 1987, he was employed by American Hanger, Inc., with his final position being Vice President of Operations. Richard M. Tocci is the brother of Leonard J. Tocci.

     Michael J. Ricard has been Vice President and General Manager of Shutters since September, 1996. From October, 1995 to September, 1996, he was Vice President -- Sales of Shutters. Mr. Ricard joined the Company in 1988 as Product Development Manager of Selfix. He became National Sales Manager of Shutters in 1989. From 1986 to 1988, he was employed by Cedco as General Manager. From 1983 to 1986, he was Vice President -- Sales of Superior Plastics.

     Officers serve at the discretion of the Board of Directors, except as provided in the employment agreements of Mr. Tennant, Mr. Leonard Tocci and Mr. Richard Tocci. See "Executive Compensation."

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on The NASDAQ National Market(sm) under the symbol "HPII". The Company believes that as of February 28, 1997 there were 156 holders of record and in excess of 591 beneficial holders of the Company's common stock.

     The Company has never paid a cash dividend on its common stock and currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business.

     The following table sets forth for the periods indicated the high and low bid quotations for the Common Stock as reported on The NASDAQ National Market(sm). The prices reported reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

                                                                 HIGH      LOW
                                                                 ----      ---
Fifty-two weeks ended December 30, 1995:
  First Quarter.............................................    $5.25     $4.00
  Second Quarter............................................    $5.25     $4.25
  Third Quarter.............................................    $5.75     $4.25
  Fourth Quarter............................................    $5.875    $4.75
Fifty-two weeks ended December 28, 1996:
  First Quarter.............................................    $5.625    $4.125
  Second Quarter............................................    $5.125    $4.125
  Third Quarter.............................................    $5.00     $4.50
  Fourth Quarter............................................    $8.625    $4.25

ITEM 6. SELECTED FINANCIAL DATA

                                                                     FISCAL YEAR
                                            -------------------------------------------------------------
                                              1992         1993         1994         1995         1996
                                              ----         ----         ----         ----         ----
                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net sales.............................      $35,209      $39,711      $40,985      $41,039      $38,200
  Cost of goods sold....................       22,297       22,504       25,587       25,678       22,992
                                            ---------    ---------    ---------    ---------    ---------
     Gross profit.......................       12,912       17,207       15,398       15,361       15,208
  Operating expenses....................       13,501       14,214       18,185       17,385       13,843
  Restructuring charge..................           --           --        1,701        2,051           --
                                            ---------    ---------    ---------    ---------    ---------
     Operating profit (loss)............         (589)       2,993       (4,488)      (4,075)       1,365
  Interest expense......................       (1,038)      (1,066)        (999)        (896)        (707)
  Other income (expense), net...........          192          126         (295)         688          148
                                            ---------    ---------    ---------    ---------    ---------
  Earnings (loss) before income taxes...       (1,435)       2,053       (5,782)      (4,283)         806
     Income tax (expense) benefit.......          654         (574)        (221)         273           --
                                            ---------    ---------    ---------    ---------    ---------
  Earnings (loss) before the cumulative
     effect of a change in accounting
     for income taxes...................         (781)       1,479       (6,003)      (4,010)         806
                                            ---------    ---------    ---------    ---------    ---------
  Cumulative effect of a change in
     accounting for income taxes........           --           36           --           --           --
                                            ---------    ---------    ---------    ---------    ---------
     Net earnings (loss)................       $ (781)     $ 1,515      $(6,003)     $(4,010)     $   806
                                            =========    =========    =========    =========    =========
  Net earnings (loss) per common and
     common equivalent share............      $ (0.23)     $  0.43      $ (0.70)     $ (1.11)     $  0.21
                                            =========    =========    =========    =========    =========
  Number of weighted average common and
     common equivalent shares
     outstanding........................    3,448,267    3,511,100    3,538,758    3,616,924    3,853,502

                                                                AS OF FISCAL YEAR END
                                            -------------------------------------------------------------
                                              1992         1993         1994         1995         1996
                                              ----         ----         ----         ----         ----
                                                                   (IN THOUSANDS)
BALANCE SHEET AND CASH FLOW DATA:
  Working capital.......................      $11,599      $12,752      $11,026      $ 6,712      $ 7,152
  Property, plant and equipment, net....       10,154       11,524       10,466        8,453        7,934
  Intangible assets.....................        3,828        2,941        1,536        2,693        2,527
  Total assets..........................       32,828       35,354       30,761       24,976       24,705
  Long-term obligations (less current
     maturities)........................       11,130        9,120        9,421        7,022        6,184
  Stockholders' equity..................       17,715       19,326       13,623       10,847       11,709
  Cash provided by operating
     activities.........................        2,917        4,193        2,032        2,575        1,823

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Effective January 1, 1997, the Company acquired Tamor, a privately held company founded in 1947. Tamor designs, manufactures and markets quality plastic housewares products.

     Tamor was acquired for a total purchase price of $42.6 million consisting of approximately $27.8 million in cash, $2.4 million in common stock (480,000 shares) and the assumption of $12.4 million in short and long term debt. On February 27, 1997, the Company entered into a credit agreement (the "Credit Agreement") with the lenders which are parties thereto and General Electric Capital Corporation ("GECC"), as agent, which provided the funds necessary to complete the acquisition and paydown Tamor's existing short and long term debt.

     The financing facilities under the Credit Agreement consist of a revolving credit facility and two term loans. The Company also executed a subordinated equity bridge note (the "SUBORDINATED NOTE") in favor of GECC. The revolving credit facility, the term loans and the Subordinated Note together provide a total of $67 million of available financing. The Credit Agreement is secured by a pledge of all of the assets of the subsidiaries of the Company and all of the shares of capital stock of such subsidiaries. Interest on the revolving credit facility and term notes is initially charged at floating rates of 125-200 basis points over the lender's prime rate or 275-350 basis points over LIBOR, at the option of the Company. The Subordinated Note of $7 million bears interest at 11.5%, where the Company elects to pay interest in cash, and the Company issued a warrant to acquire 79,204 shares of the Company's common stock to GECC in connection with the Subordinated Note. The Company has the option to repurchase the warrant if the Subordinated Note has been paid in full by July 31, 1997 for an aggregate cash call price of approximately $.8 million. If the Subordinated
Note is not repaid in full on or before July 31, 1997, the number of shares issuable upon the exercise of the warrant will increase. (See Note 15 to Consolidated Financial Statements). The provisions of the Credit Agreement include restrictions on additional indebtedness, asset sales, acquisitions or mergers, capital expenditures and dividend payments, among other things. As defined in the Credit Agreement, the Company is also required to meet certain financial tests which include, but are not limited to, those relating to a minimum net worth test, and a minimum interest coverage ratio.

     If the Tamor Acquisition had occurred on January 1, 1996, the Company's 1996 net sales of $38.2 million would have been increased by $75.7 million to $113.9 million and operating profits of $1.4 million would have increased by $6.3 million to $7.7 million. Tamor's sales have increased over the past three years at a compounded growth rate of 21% primarily as a result of new product introductions. Sales and operating profits are expected to increase in 1997 as several new products contribute to growth.

     In the discussion and analysis that follows, all comparisons and results of operations pertain to Selfix and Shutters and do not include any pro forma information regarding Tamor unless otherwise stated. Management believes that the future financial and operating performance of the Company will be significantly impacted by the financial and operating performance of Tamor and the Company's ability to successfully integrate Tamor. The Company's business strategy contemplates that the Company will pursue other potential acquisitions. The Company currently has no agreements or understandings with respect to any acquisitions and there can be no assurance that the Company will be successful in pursuing other potential acquisitions. However, the costs associated with this strategy, means of financing any potential acquisitions and consummation and integration of any potential acquisitions could significantly impact the Company's financial and operating performance. Further, restrictive covenants in the Credit Agreement may limit the Company's ability to pursue its acquisition strategy.

     The Company reports on a 52-53 week year ending on the last Saturday of December. References to the fiscal years 1994, 1995 and 1996 are for the fifty-three weeks ended December 31, 1994, fifty-two weeks ended December 30, 1995 and the fifty-two weeks ended December 28, 1996, respectively. The estimated favorable impact on net sales of the fifty-third week in 1994 was offset by additional salaries and operating expenses of the additional week. Management believes the fifty-third week had no meaningful impact on 1994 results or on comparisons between years.

FISCAL YEAR 1996 AS COMPARED TO FISCAL YEAR 1995

     Fiscal year 1996 results began to reflect the positive benefits of the restructuring actions taken during fiscal years 1994 and 1995. The Company's 1996 positive earnings result of $.8 million was achieved as a result of reduced operating expenses, improved manufacturing efficiencies and increased gross profit margins.

     Operating initiatives implemented in 1994 and 1995 have directly benefited 1996 results as follows:

     - A 24% reduction in the workforce

     - The elimination of unprofitable product lines

     - The closing of 3 facilities

     - A reduction in outside warehousing costs

     - A 29% reduction of gross inventory

     - Operating expenses have been reduced below amounts spent in fiscal 1993

     In the discussion that follows, the impact of several items affecting financial comparability is detailed. The items include management operating initiatives implemented in 1994 and 1995 as well as other significant items. Restructuring charges totaling $2.1 million were recorded in 1995 related to the decisions to exit certain unprofitable product lines, close Selfix' Canadian facility and move the Canadian operations to Chicago. Such charges included severance benefits, the write-off of Canadian fixed assets, run out costs on the Canadian building lease and the write-off of inventory and intangibles related to discontinued product lines. In addition to the restructuring charges, other management initiatives and unusual items included an increase in the allowances for uncollectible accounts receivable of $.4 million to address the uncertain financial condition of several retailers; charges of $.5 million were recorded to implement management initiatives to re-engineer operations from both a customer service and manufacturing perspective; and fixed asset values were reduced $.3 million as a result of a reassessment of expected utility and useful lives. Further, other income was positively impacted by the favorable settlement of a non-compete and consulting agreement. The favorable settlement allowed $.3 million of related accruals to be reversed into earnings. The items and charges discussed in this paragraph are collectively referred to as "the 1995 unusual items". The impact of the 1995 unusual items on operating profit (loss) and earnings (loss) before income taxes was to increase the loss by $3.3 million and $3.0 million, respectively.

     In the discussion that follows, comparisons of 1996 results to 1995 results are net of the 1995 unusual items. Management believes that this allows for a better understanding of 1996 operating performance.

     1996 net earnings of $.8 million were significantly better than the 1995 net loss of $1.0 million, net of the 1995 unusual items. The increase in earnings was achieved as a result of improved gross margins and significantly reduced operating expenses.

     Net sales of $38.2 million were down $2.8 million from the prior year. Reduction in sales was a direct result of decisions made in 1995 to discontinue the sale of certain unprofitable housewares products. Products discontinued were across all of the housewares product lines but were greatest in the hooks and home helpers and home organization product lines. Home bathwares sales were up 3% from 1995 as a result of an expanded line of shower organizers. Juvenile products sales were up 10% as the Company had a full year in which to sell the child safety product line acquired in October, 1995. Home improvement products rose 5% as a result of increased placement with remodeling distributors.

     Gross profit margins in 1996 were 39.8% of net sales up slightly from 1995's margins of 38.5%, net of the 1995 unusual items. Increased gross profit margins were attributable to a slight decrease in the cost of plastic resin but more significantly to the impact of decisions made in 1995 and the selling of fewer lower margin products.

     Plastic resin costs declined about 9% during 1996 to an average cost of $.48/pound. The Company used approximately 7 million pounds of plastic resin resulting in a cost savings of $.3 million as compared to 1995 cost levels. Declines in resin costs were a reflection of plastic resin market factors and not as a result of any change in the Company's buying practices.

     Selling expenses, net of the 1995 unusual items, dropped from 25.6% of net sales to 23.7%. Warehousing and customer service costs were reduced by the first quarter closing of Selfix' Canadian facility. All Canadian business is now serviced from Selfix' manufacturing and distribution facilities in Chicago. This resulted in personnel reductions and reduced warehousing costs. In addition, management decided it was better served by outsourcing certain product design services. This resulted in further personnel related savings.

     Administrative expenses also declined as a percent of net sales. 1996 administrative expenses were 12.0% of net sales as compared to 13.7% in 1995, net of the 1995 unusual items. Management efforts to evaluate and reduce spending successfully reduced personnel costs, professional fees and nearly all other administrative items. Costs related to the search and evaluation of acquisition targets were significantly decreased in 1996. Management devoted the majority of its attention to cost reduction efforts, manufacturing efficiencies, and managing the impact of selling the reduced product line. Fourth quarter costs of approximately $.2 million related to the Tamor Acquisition have been capitalized.

     Amortization of intangibles decreased from 1.2% of net sales in 1995 to .5% in 1996. The decrease in amortization is the result of 1995 write-offs of previously capitalized patents and trademarks related to discontinued product lines.

     The Company incurred restructuring charges of $2.1 million in 1995. No such charges were incurred in 1996. The 1995 restructuring charge was the result of the Company's decision to exit certain unprofitable product lines, close Selfix' Canadian facility and move the Canadian operations to the Chicago manufacturing and distribution facilities. The charges for the closing and relocation of the Canadian operation totaled $1.0 million including severance benefits of $.2 million covering all of the Canadian employees. The relocation of the Canadian operation was completed in the first half of 1996. The remaining $1.1 million of restructuring charges pertains to product lines the Company decided to exit and the write-off of related product molds, inventory and patents.

     In December, 1995, the Company used excess cash to pay down a $1.5 million note payable to a bank. In addition, $.8 million of installment payments on variable rate demand bonds were made. As a result of these actions, the Company's interest income in 1996 decreased $.15 million as compared to 1995 and interest expense was reduced $.2 million. Changes in interest rates had no significant impact on interest income or expense between years. Other income, net of the 1995 unusual items, decreased from $.2 million to $.1 million. 1995 results included gains on sales of fixed assets and a franchise tax refund. Neither of these events were as significant in 1996.

     The Company was able to use tax losses from prior years to reduce current year tax provisions to zero. In 1995 and 1994, however, the Company was unable to record a significant tax benefit on pre-tax losses because of the unavailability of tax loss carrybacks. An income tax benefit of $.3 million was recorded in 1995 through the utilization of alternative minimum tax carrybacks. The Company has about $6.5 million of book tax losses to shelter future reported pre tax earnings.

     Net earnings in 1996 were $.8 million, or $.21 per share, based on 3,853,502 weighted average common shares and common share equivalents. This compares to a net loss of $4.0 million recorded in 1995, or $1.11 loss per share based on 3,616,924 weighted average common shares and common share equivalents. The $4.8 million turnaround in profitability is due to the operating improvements achieved over the past few years and a $3.0 million reduction in unusual charges. The increase in common shares and common share equivalents is the result of stock issued in connection with the Company's Employee Stock Purchase Plan and the dilutive impact of stock options. The increase in the Company's year end stock price from $5.625 to $8.625 caused several previously issued stock option grants to be treated as dilutive for purposes of the common share equivalent determination.

FISCAL YEAR 1995 AS COMPARED TO FISCAL YEAR 1994

     During 1994, management began a restructuring of operations and analysis of market trends which resulted in the decision to exit certain product lines, consolidate facilities and take actions to reduce fixed costs. In the discussion that follows, the management initiatives and other significant items occurring in 1994 are detailed. Restructuring charges totaled $1.7 million related to a work force reduction in the Chicago facility, termination of existing employee arrangements and the writedown of inventory and fixed assets related to product lines to be discontinued. In addition to the restructuring charges, other management initiatives and unusual items included an increase in the reserves for returns and allowances of $.8 million to reflect current market pricing trends and potential product warranty claims; inventory reserves were increased $1.0 million to address slow moving and obsolete finished goods and packaging; fixed asset write-offs of $.4 million were recorded for assets that had significantly diminished useful lives; search and relocation costs of $.2 million were incurred for the turnover of the senior management team; accounts receivable of $.2 million were written off related to the bankruptcy of a significant home improvement products customer; and intangible assets from previous acquisitions were reduced $.6 million due to projected sales declines on the related product lines acquired. Further, other expense was increased $.5 million related to the write-off of future benefits from non-compete and consulting agreements arising from a previous acquisition; $.3 million related to the investigation and remediation of an environmental matter; and $.1 million for losses on fixed assets sold. Partially offsetting these additional expenses was $.5 million of income from the favorable settlement of a patent infringement lawsuit. The items and charges discussed in this paragraph are collectively referred to as "the 1994 unusual items". The impact of the 1994 unusual items on operating profit (loss) and earnings (loss) before income taxes was to increase the 1994 loss by $4.9 million and $5.3 million, respectively.

     In the discussion that follows, comparisons of 1995 results to 1994 results are net of both the 1995 unusual items and the 1994 unusual items. Management believes this allows for a better understanding of 1995 operating performance.

     Net sales during fiscal year 1995 of $41.0 million were unchanged from the prior fiscal year. During the year, however, the Company identified certain products to discontinue primarily in the home organization category. As a result, product sales of this category declined 15%. Further, juvenile products declined 19% as a result of reduced trade channel fill-in of initial product offerings. These reductions were offset by healthy improvements (up 4%) in the Company's stronger categories of home bathwares and hooks, where the Company has larger market shares. Increased sales of these products were driven by a 16% increase in domestic sales to the Company's largest customer due to improved distribution and new product offerings. Sales of the Company's home improvement products increased 7% as a result of increased penetration of the home center retail market and also through increased volume with remodeling distributors. Penetration of the home center retail market was supported by the Company's make to order program allowing consumers to customize both the color and size of their shutters.

     Gross profit, net of the 1995 and 1994 unusual items, declined from 42.0% of net sales in 1994 to 38.5% in 1995. The decrease in gross profit margins was primarily the result of cost increases related to plastic resin, the Company's primary raw material. During 1995, the Company's cost of plastic resin increased 34% causing gross profit margins to decline by 2.6%. Plastic resin costs declined in the third and fourth quarters from their mid year highs. Gross margins were also impacted by Canadian sales mix shifts away from high margin core product categories to the lower margin hanging hardware product line. The Company concluded it could not effectively and profitably compete in hanging hardware and decided to exit this product line. The related costs to exit this product line are included in the 1995 restructuring charge.

     Selling expenses, net of the 1995 and 1994 unusual items, were 25.6% of net sales as compared to 25.9% in 1994. The decrease was a result of the Company's consolidation of its Chicago warehousing facilities from four to two. This action was taken to improve customer service, increase operating efficiencies and reduce costs. The Company's ability to consolidate warehouses was also a direct result of actions taken in 1994 and 1995 to reduce Stock Keeping Units
(SKUs) and inventory. The Company's restructuring actions in 1994 to reduce headcount also had a favorable impact on selling expenses. Offsetting much of the savings from the above actions, were increased payroll and travel costs for sales personnel.

     Administrative expenses, net of the 1995 and 1994 unusual items, increased slightly from 13.2% of net sales in 1994 to 13.7% in 1995. The increase is attributable to costs incurred related to the Company's search for strategic acquisitions. During 1995, the Company evaluated several acquisition targets and incurred legal, audit and investment banking fees during the evaluation and negotiation process. Fees and costs related to acquisition activities are expensed as incurred unless a transaction is completed. Administrative expenses also increased as a result of the Company's management incentive plans. Expenses for such plans increased as a result of the Company achieving its operating budget in 1995. The operating budget was not achieved in 1994 and no management incentive costs were incurred.

     Amortization of intangibles, net of the 1995 and 1994 unusual items, decreased from 2.1% of sales in 1994 to 1.2% in 1995. The decrease is the result of the reduction in patents, trademarks and other intangibles during 1994. The reduction in these assets resulted in reduced amortization in 1995. Further, some of the Company's intangibles reached the end of their respective amortization periods during early 1995 further reducing amortization expense as compared to 1994.

     Restructuring charges were incurred in both 1995 and 1994. Such charges increased from $1.7 million in 1994 to $2.1 million in 1995. In 1994, the Company's new senior management team began a restructuring of operations, analysis of customer and market trends, assessment of product lines, SKUs and customers served together with a review of operating strategies. In 1994, the Company recorded a $1.7 million restructuring charge related to the analysis and assessments completed at that time. The 1994 charge relates to costs of severance and termination benefits paid or accrued for a change in level and composition of employees at its Chicago facilities, the termination of existing employee arrangements, as well as inventory adjustments and fixed asset writedowns related to product lines to be discontinued.

     In the fourth quarter of 1995, the Company announced its intent to further consolidate facilities and exit additional product lines. The 1995 restructuring charge was a result of the Company's decision to exit certain unprofitable product lines, close Selfix' Canadian facility and move the Canadian operations to the Chicago manufacturing and distribution facilities. The restructuring charges for these initiatives totaled $2.1 million. The charges for the closing and relocation of the Canadian operation totaled $1.0 million including severance benefits of $.2 million covering all of the Canadian employees. The relocation of the Canadian operation was completed in the first quarter of 1996. The remaining $1.1 million of restructuring charges pertains to product lines the Company decided to exit and the write-off of related product molds, inventory and patents.

     Interest income was essentially unchanged from the prior year. Interest expense declined $.1 million as a result of lower debt levels. Changes in interest rates between years had no significant impact on interest income or expense. Other income, net of the 1995 and 1994 unusual items discussed above, increased $.3 million as a result of gains on sales of fixed assets and a franchise tax refund from prior years.

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

     The net loss in 1995 was $4.0 million or $1.11 per share based on 3,616,924 weighted average common share and common share equivalents. This compares to the net loss of $6.0 million recorded in 1994 or $1.70 per share based on 3,538,758 of weighted average common shares and common share equivalents. The increase in common shares and common share equivalents is the result of stock issued in connection with the acquisition of Mericon Child Safety Products and the partially offsetting impact of treasury shares acquired during the year. The $2.0 million decrease in net loss between years was due primarily to the $2.3 million reduction in unusual items discussed above.

     Net of the 1995 and 1994 unusual items, 1995 results were a net loss of $1.0 million as compared to a net loss in 1994 of $.7 million. The decline in earnings was primarily the result of decreased gross margins.

OPERATING RESULTS BY INDUSTRY SEGMENT

     The Company operates in two industry segments: housewares products and home improvement products. The housewares segment sells its products under the Selfix brand and operates as Selfix, Inc. The home improvement products segment is operated as Shutters, Inc. Tamor, acquired in February 1997, will be reported within the housewares segment. Tamor will sell its products under its existing brand names (including Tamor) and be operated as Tamor Corporation.

     Although both segments use plastic resin as the primary raw material, the products of each segment are quite different and are sold through different trade channels. The two segments operate independently with separate management teams. The 1995 and 1994 unusual items impacted both segments. The housewares segment operating profit was negatively impacted in 1995 and 1994 by $3.3 million and $4.0 million, respectively. The home improvement segment was not impacted in 1995 but was negatively impacted by $.9 million in 1994.

HOUSEWARES

     The housewares segment significantly improved its profitability in 1996. Operating profits of $.9 million were achieved as compared to an operating loss of $1.6 million in 1995, net of the 1995 unusual items. The improvement resulted from higher gross profit margins and reduced operating expenses. The majority of the operating initiatives and cost cutting measures of the past three years benefited the housewares segment. The Selfix line of products has been significantly streamlined from nearly 2,000 SKUs in 1994 to under 700 as of the end of 1996. The reduction in SKUs has allowed management to concentrate on selling more profitable products, allocate capital resources accordingly and cutback personnel. The reduction in expense base and the improved margins on items sold, has positioned the segment for continued profitability.

     The 1995 operating loss of the housewares segment, net of the 1995 unusual items, was $1.6 million as compared to an operating profit of $.1 million in 1994. The operating loss was partially the result of higher resin costs. Other factors impacting results were the decline in gross profit margins due to Canadian sales mix shifts to a lower margin hardware product line, the costs associated with the Company's search for strategic acquisitions and the additional costs of new management incentive plans.

HOME IMPROVEMENT PRODUCTS

     Operating profits of the home improvement segment declined in 1996 to $.5 million from $.8 million in 1995. The decline in profitability occurred primarily in the first quarter when sales were significantly constrained by weather conditions in the midwest and northeast. Late winter storms deferred the start of the building season. This resulted in missed sales and significant unabsorbed fixed manufacturing costs. Although sales caught up later in the year, the unabsorbed manufacturing costs could not be recovered. In addition, operating expenses increased 11% to support new product introductions and to pursue new trade channel opportunities. During the fourth quarter, management initiated a series of changes to permanently reduce manufacturing costs and operating expenses. This resulted in a fourth quarter profit as compared to historical fourth quarter losses. Further, these changes positioned the home improvement segment for improved profitability in 1997.

     Operating profits in 1995 of $.8 million were up $.4 million as compared to 1994's result of $.4 million, net of the 1995 and 1994 unusual items. Increased profitability was the result of improved manufacturing efficiencies through reduced turnover of personnel and improved work flows. These cost efficiencies offset the increased cost of plastic resins. Additional savings occurred in operating expenses related to new product development costs and amortization of intangibles. Amortization expenses were reduced as a result of the expiration of non-compete and consulting agreements arising from the 1988 acquisition of Shutters by the Company.

CAPITAL RESOURCES AND LIQUIDITY

     Cash and cash equivalents at December 28, 1996 were $2.9 million as compared to $3.0 million at December 30, 1995. The Company's operating cash flow of $1.8 million was sufficient to fund operations, pay down debt of $.9 million and acquire new fixed assets totaling $1.6 million. During 1996 the Company consolidated its banking relationships and obtained a new line of credit. At December 28, 1996, there was no balance outstanding against the line of credit and the company was in compliance with all loan covenants.

     The required borrowings for the Tamor Acquisition has significantly changed the Company's financial structure. To fund the acquisition, financing facilities were provided by commercial lenders to replace and augment the financing facilities in place at December 28, 1996. The financing facilities consist of $40 million of term notes and a $20 million revolving line of credit under the Credit Agreement and the $7 million Subordinated Note. At February 28, 1997, the Company had total short and long term debt outstanding of $54 million and unused availability under the revolving line of credit of $11.1 million. There were no borrowings outstanding under the revolving line of credit. During 1997, $2.5 million of debt will come due.

     The Company's capital spending needs in 1997 are expected to be between $7.5 and $10.0 million. Most of the spending relates to new injection molding presses and molds to support Tamor's sales growth and new product development. Also included in the capital spending forecast is approximately $2.4 million to expand Tamor's Missouri manufacturing and warehouse facility. The Company believes that its existing financing facilities will provide sufficient capital to fund operations, make the required debt repayments and meet the capital spending needs. The Company is considering the possibility of a stock offering to provide funds to paydown a portion of the term notes and Subordinated Note. However, there can be no assurance that such an offering will occur.

OUTLOOK

     During 1996, the Company significantly improved its operating results. This was particularly true during the last 9 months of the year when operating profits rose to $2.3 million as compared to a $.7 million loss in the prior year 9 month period, net of the 1995 unusual items. Both Selfix and Shutters are now positioned for improved profitable performance as a result of the operating initiatives and cost cutting measures of the past few years. Having achieved significant reductions in operating break-even points, both businesses are positioned for improved profitability at current sales levels. With base line profitability improved, management expects to turn its attention to sales growth. New product introductions and expanded distribution internationally will be the key factors in achieving sales growth.

     The Company believes that the Tamor Acquisition will add significantly to 1997 sales. If the Tamor Acquisition had occurred on January 1, 1996, the Company's 1996 net sales would have been increased by $75.7 million and operating profits increased by $6.3 million. Tamor's sales have increased over the past three years at a compounded growth rate of 21%. Sales growth will be driven by several new product introductions in the storage container category. In addition, management expects the addition of Tamor will provide opportunities to use excess manufacturing capacity at Selfix and Shutters. This will result in more efficient use of fixed costs and an overall improvement in gross profit margins.

     The addition of Tamor increases the Company's exposure to the risks of unfavorable changes in raw material costs. Tamor uses significantly more plastic resin than does the Company's other businesses. Further, Tamor operates at lower margins and thus its profitability is more sensitive to changes in plastic resin prices. As the cost of plastic resin fluctuates, it can have a significant impact on operating results. The Company currently expects resin prices for 1997 to stay at about the same level as 1996.

     As a result of the Tamor Acquisition, the Company is highly leveraged and as such will be more sensitive to changes in interest rates. Further, the Company will be subject to tighter borrowing limits than it has historically operated under. As such, the Company may be constrained from time-to-time in its ability to pursue sales growth opportunities. However, management believes that current financing facilities are sufficient to fund 1997's anticipated growth and required expenditures to support new product development.

     Management will continue to seek strategic acquisitions of companies and product lines that fit within the desired categories of products for the home. Such categories currently include home storage, home organization and bathwares. Management expects continued sales and earnings growth as a result of these anticipated action steps but that additional financing may be necessary to support acquisition activity. However, restrictive covenants in the Credit Agreement may limit the Company's ability to pursue its acquisition strategy.

FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K, including "Business," "Properties," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: (i) the anticipated effect of the Tamor Acquisition on the Company's sales and earnings; (ii) the impact of the level of the Company's indebtedness;
(iii) restrictive covenants contained in the Company's various debt documents;
(iv) general economic conditions and conditions in the retail environment; (v) the Company's dependence on a few large customers; (vi) price fluctuations in the raw materials used by the Company, particularly plastic resin; (vii) competitive conditions in the Company's markets; (viii) the seasonal nature of the Company's business; (ix) the Company's ability to execute its acquisition strategy; (x) fluctuations in the stock market; (xi) the extent to which the Company is able to retain and attract key personnel; (xii) relationships with retailers; and (xiii) the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Listed below are the financial statements and supplementary data included in this part of the Annual Report on Form 10-K:

                                                                       PAGE NO.
                                                                       --------
(a)    Financial Statements
         Reports of Independent Public Accountants.................       F-1
         Consolidated Statements of Operations for 1994, 1995 and         F-3
         1996......................................................
         Consolidated Balance Sheets at December 30, 1995 and             F-4
         December 28, 1996.........................................
         Consolidated Statements of Stockholders' Equity for 1994,        F-5
         1995 and 1996.............................................
         Consolidated Statements of Cash Flows for 1994, 1995 and         F-6
         1996......................................................
         Notes to Consolidated Financial Statements................       F-7
(b)    Supplementary Data
         Summary of Quarterly Financial Information................      F-22
         Financial statement schedule is included on page F-25 of
         this report. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company dismissed Grant Thornton LLP, its independent public accountants, effective April 12, 1996.

     In connection with the audits of 1994 and 1995, and during the interim period prior to the dismissal, there were no disagreements with the former accountants on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure.

     The former accountants' report on the financial statements of the Company for 1994 and 1995 was unqualified.

     The Company has engaged Arthur Andersen LLP as its new independent public accountants effective with the dismissal of its former accountants. During 1994, 1995 and during the interim period prior to engagement, there were no consultations with the newly engaged accountants with regard to either the application of accounting principles as to any specific transaction, either completed or proposed; the type of audit opinion that would be rendered on the Company's financial statements; or any matter of disagreements with the former accountants.

     The Company's Board of Directors approved the audit committee's recommendation to change accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Company's executive officers is included under
Part I of this Form 10-K.

     Information set forth under "Election of Directors" in the Proxy Statement is incorporated herein by reference. The information set forth under "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K is incorporated by reference herein.

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

(B)                ADDITIONAL FINANCIAL INFORMATION                  PAGE NO.
     Reports of Independent Public Accountants on Schedule.......      F-23
     Schedule II -- Valuation and Qualifying Accounts............      F-25
(C)  REPORTS FILED ON FORM 8-K
     None
     EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION
(D)  S-K)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            EXHIBIT TITLE
-------                           -------------
  2.1      Agreement and Plan of Merger, dated as of February 13, 1997, by and among Selfix, Inc., HPI Merger, Inc. and Home
           Products International, Inc. Incorporated by reference from
           Exhibit 2.1 to Form 8-B Registration Statement filed on
           February 20, 1997.
  2.2      Agreement and Plan of Merger, dated as of October 24, 1995, by and among Selfix, Inc., Mericon Corporation, Claw, L.L.C.
           and Dennis Buckshaw. Incorporated by reference from Exhibit
           2.2 to Form 8-B Registration Statement filed on February 20,
           1997.
  2.3      Stock Purchase Agreement, made as of January 1, 1997,
           between the Company, Leonard J. Tocci, Richard M. Tocci,
           Lawrence J. Tata, Michael P. Tata and Barbara L. Tata.
           Incorporated by reference from Exhibit 2.2 to Form 8-K dated
           February 28, 1997.
  2.4      Agreement and Plan of Merger, dated as of January 1, 1997, by and among the Company, Houseware Sales, Inc. and the
           individual shareholders of Houseware Sales, Inc.
           Incorporated by reference from Exhibit 2.1 to Form 8-K dated
           February 28, 1997.
  3.1      Certificate of Incorporation of the Company filed with the
           Delaware Secretary of State on February 7, 1997.
           Incorporated by reference from Exhibit 3.1 to Form 8-B
           Registration Statement filed on February 20, 1997.
  3.2      By-laws of the Company. Incorporated by reference from
           Exhibit 3.2 to Form 8-B Registration Statement filed on
           February 20, 1997.
 10.1      The Company's 1994 Stock Option Plan. Incorporated by
           reference by Exhibit A of the Company's Proxy Statement for its 1994 Annual Meeting.*
 10.2      The Company's 1991 Stock Option Plan. Incorporated by
           reference from Exhibit A of the Company's Proxy Statement
           for its 1991 Annual Meeting.*
 10.3      The Company's 1987 Stock Option Plan Incorporated by
           reference from Exhibit 10.8 to Form S-1 Registration
           Statement No. 33-23881.*
 10.4      Lease, dated July 24, 1980, among Selfix as Tenant and NLR
           Gift Trust and MJR Gift Trust as Landlord concerning
           Selfix's facility in Chicago, Illinois. Incorporated by
           reference from Exhibit 10.9 to Form S-1 Registration
           Statement No. 33-23881.
 10.5      Patent licensing agreement, dated as of November 2, 1971,
           between Selfix and Meyer J. Ragir concerning M.J. Molding
           Process. Incorporated by reference from Exhibit 10.13 to
           Form S-1 Registration Statement No. 33-23881.
 10.6      Patent licensing agreement, dated as of November 15, 1971, between Selfix and Meyer J. Ragir concerning Suction Lock
           Products. Incorporated by reference from Exhibit 10.14 to
           Form S-1 Registration Statement No. 33-23881.
 10.7      Patent licensing agreement, dated as of June 1, 1981,
           between Selfix and Meyer J. Ragir concerning Shower
           Organizer Products. Incorporated by reference from Exhibit
           10.15 to Form S-1 Registration Statement No. 33-23881.
 10.8      Loan Agreement dated December, 1989 between Selfix and
           Illinois Development Finance Authority in connection with
           Selfix's Industrial Revenue Bond. Incorporated by reference from the Company's Form 10-K for the year ended May 31,
           1990.
 10.9      Loan Agreement dated September, 1990 between Selfix and
           Illinois Development Finance Authority in connection with
           Selfix's Industrial Revenue Bond. Incorporated by reference from the Company's Form 10-K for the fifty-two weeks ended
           December 28, 1991.
*10.10     Credit Agreement dated February 27, 1997 among Selfix, Inc.,
           Tamor Corporation and Shutters, Inc. as Borrowers, the
           Company, General Electric Capital Corporation, as Agent and
           Lender, and LaSalle National Bank, as Lender.

EXHIBIT
NUMBER                            EXHIBIT TITLE
-------                           -------------
*10.11     The Company, Selfix, Inc., Tamor Corporation, Shutters, Inc.
           Subordinated Equity Bridge Notes due February 27, 2005 Note
           Purchase Agreement.
 10.12     Employment Agreement dated January 1, 1997 between the
           Company and James R. Tennant, Chairman of the Board and
           Chief Executive Officer. Incorporated by reference from
           Exhibit 10.10 to Form 8-B Registration Statement filed on
           February 20, 1997.**
 10.13     Reimbursement Agreement by and among Selfix, Shutters, Inc.
           and LaSalle National Bank dated as of April 12, 1996
           relating to letter of credit issued in connection with the
           Series 1990 Bonds. Incorporated by reference from Exhibit
           10.11 to Form 8-B Registration Statement filed on February
           20, 1997.
*10.14     Employment Agreement dated February 28, 1997 between the
           Company and Leonard Tocci.**
*10.15     Employment Agreement dated February 28, 1997 between the
           Company and Richard Tocci.**
*10.16     Lease Agreement, dated February 7, 1995, by and between
           Packaging Resources, Inc., as Landlord, and Tamor
           Corporation, as Tenant for Manufacturing and Distribution
           Facilities at Louisiana, Missouri, as amended by First
           Amendment dated March 29, 1995.
*10.17     Lease Agreement, dated March 6, 1992, by and between
           Gottsegen Realty Venture, Robert Gottsegen, Trustee, as
           Landlord and Victory Button, Inc., as Tenant (predecessor in interest to Tamor) for Warehouse Facilities at Fitchburg,
           Massachusetts, and First Addendum dated May 10, 1993.
*11.1      Statement Regarding Computation of Earnings Per Share is
           included in the Notes to the Consolidated Financial
           Statements referred to in Item 8 hereof.
 16.1      Letter re: Change in Certifying Accountant. Incorporated by
           reference from Exhibit 16.1 to Form 8-K filed by the Company on April 22, 1996.
*21.1      List of Subsidiaries.
*23.1      Consent of Arthur Andersen LLP.
*23.2      Consent of Grant Thornton LLP.
*27.1      Financial Data Schedule.

-------------------------
 * Filed herewith, exhibits not marked with an asterisk are incorporated by reference.

** Indicates an employee benefit plan, management contract or compensatory plan or arrangement in which a named executive officer participates.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors
Home Products International, Inc.

     We have audited the accompanying consolidated balance sheet of Home Products International, Inc. (formerly Selfix, Inc.) (a Delaware corporation) and subsidiaries as of December 28, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the fifty-two week period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Home Product International, Inc. and subsidiaries as of December 28, 1996, and the results of its operations and its cash flows for the fifty-two week period then ended in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Chicago, Illinois
February 7, 1997, except with
respect to the transactions discussed
in Note 15, as to which the date
is February 28, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Home Products International, Inc. (formerly Selfix, Inc.)

     We have audited the accompanying consolidated balance sheet of Home Products International, Inc. (formerly Selfix, Inc.) and Subsidiaries as of December 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the 52-week period ended December 30, 1995 and the 53-week period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Products International, Inc. and Subsidiaries as of December 30, 1995, and the consolidated results of their operations and their consolidated cash flows for the 52-week period ended December 30, 1995 and the 53-week period ended December 31, 1994, in conformity with generally accepted accounting principles.

                                          GRANT THORNTON LLP

Chicago, Illinois
February 9, 1996

                       HOME PRODUCTS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         FISCAL YEAR
                                                                -----------------------------
                                                                 1994       1995       1996
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS,
                                                                  EXCEPT PER SHARE AMOUNTS)
Net sales...................................................    $40,985    $41,039    $38,200
Cost of goods sold..........................................     25,587     25,678     22,992
                                                                -------    -------    -------
  Gross profit..............................................     15,398     15,361     15,208
Operating expenses
  Selling...................................................     10,991     10,474      9,042
  Administrative............................................      5,789      6,433      4,600
  Amortization of intangible assets.........................      1,405        478        201
  Restructuring charge......................................      1,701      2,051         --
                                                                -------    -------    -------
                                                                 19,886     19,436     13,843
                                                                -------    -------    -------
  Operating profit (loss)...................................     (4,488)    (4,075)     1,365
                                                                -------    -------    -------
Other income (expense)
  Interest income...........................................        206        230         80
  Interest (expense)........................................       (999)      (896)      (707)
  Other income (expense)....................................       (501)       458         68
                                                                -------    -------    -------
                                                                 (1,294)      (208)      (559)
                                                                -------    -------    -------
Earnings (loss) before income taxes.........................     (5,782)    (4,283)       806
Income tax (expense) benefit................................       (221)       273         --
                                                                -------    -------    -------
Net earnings (loss).........................................    $(6,003)   $(4,010)   $   806
                                                                =======    =======    =======
Net earnings (loss) per common and common equivalent
  share.....................................................    $ (1.70)   $ (1.11)   $  0.21
                                                                =======    =======    =======

    The accompanying notes are an integral part of the financial statements.

                       HOME PRODUCTS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                AS OF FISCAL YEAR END
                                                                ----------------------
                                                                  1995         1996
                                                                  ----         ----
                                                                    (IN THOUSANDS,
                                                                EXCEPT SHARE AMOUNTS)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................     $  2,982     $  2,878
  Investments in marketable securities......................          516            1
  Accounts receivable net of allowance for doubtful accounts of $1,395 at December 30, 1995, $901 at December 28,
     1996...................................................        4,690        6,476
  Notes and other receivables...............................           83          118
  Refundable income taxes...................................          222           --
  Inventories, net..........................................        5,151        4,391
  Prepaid expenses and other current assets.................          175          100
                                                                 --------     --------
     Total current assets...................................       13,819       13,964
                                                                 --------     --------
Property, plant and equipment -- at cost....................       21,362       22,515
Less accumulated depreciation and amortization..............      (12,909)     (14,581)
                                                                 --------     --------
Property, plant and equipment, net..........................        8,453        7,934
                                                                 --------     --------
Intangible and other assets.................................        2,704        2,807
                                                                 --------     --------
Total assets................................................     $ 24,976     $ 24,705
                                                                 ========     ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term obligations...............     $    892     $    838
  Accounts payable..........................................        1,334        1,956
  Accrued liabilities.......................................        4,881        4,018
                                                                 --------     --------
     Total current liabilities..............................        7,107        6,812
                                                                 --------     --------
Long-term obligations -- net of current maturities..........        7,022        6,184
Stockholders' equity:
  Preferred stock -- authorized, 500,000 shares, $.01 par
     value; none issued.....................................           --           --
  Common stock -- authorized 7,500,000 shares, $.01 par
     value; 3,861,784 shares issued at December 30, 1995 and
     3,881,423 shares issued at December 28, 1996...........           39           39
  Additional paid-in capital................................       10,765       10,839
  Retained earnings.........................................          490        1,296
  Common stock held in treasury -- at cost (58,762
     shares)................................................         (264)        (264)
  Currency translation adjustments..........................         (192)        (201)
  Other, net................................................            9           --
                                                                 --------     --------
     Total stockholders' equity.............................       10,847       11,709
                                                                 --------     --------
Total liabilities and stockholders' equity..................     $ 24,976     $ 24,705
                                                                 ========     ========

    The accompanying notes are an integral part of the financial statements.

                       HOME PRODUCTS INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                           COMMON
                                                          ADDITIONAL               CURRENCY              STOCK HELD
                                     PREFERRED   COMMON    PAID-IN     RETAINED   TRANSLATION   OTHER,   IN TREASURY
                                       STOCK     STOCK     CAPITAL     EARNINGS   ADJUSTMENTS    NET       AT COST      TOTAL
                                     ---------   ------   ----------   --------   -----------   ------   -----------    -----
                                                                          (IN THOUSANDS)
BALANCE AT DECEMBER 25, 1993......     $ --       $35      $ 8,945     $10,503       $(157)      $ --       $  --      $19,326
Net loss..........................       --        --           --      (6,003)         --         --          --       (6,003)
Issuance of 99,385 shares of
  common stock in connection with
  exercise of stock options.......       --         1          415          --          --         --          --          416
Other.............................       --        --           --          --          --        (51)         --          (51)
Translation adjustments...........       --        --           --          --         (65)        --          --          (65)
                                        ---       ---      -------     -------       -----       ----       -----      -------
BALANCE AT DECEMBER 31, 1994......       --        36        9,360       4,500        (222)       (51)         --       13,623
Net loss..........................       --        --           --      (4,010)         --         --          --       (4,010)
Issuance of 250,000 shares of
  common stock in connection with
  the acquisition of Mericon Child
  Safety Products.................       --         3        1,372          --          --         --          --        1,375
Issuance of 8,147 shares of common
  stock in connection with
  exercise of stock options.......       --        --           33          --          --         --          --           33
Purchase of 58,762 common shares
  held in treasury at cost........       --        --           --          --          --         --        (264)        (264)
Other.............................       --        --           --          --          --         60          --           60
Translation adjustments...........       --        --           --          --          30         --          --           30
                                        ---       ---      -------     -------       -----       ----       -----      -------
BALANCE AT DECEMBER 30, 1995......       --        39       10,765         490        (192)         9        (264)      10,847
Net earnings......................       --        --           --         806          --         --          --          806
Issuance of 19,639 shares of
  common stock in connection with
  employee stock purchase plan....       --        --           74          --          --         --          --           74
Other.............................       --        --           --          --          --         (9)         --           (9)
Translation adjustments...........       --        --           --          --          (9)        --          --           (9)
                                        ---       ---      -------     -------       -----       ----       -----      -------
BALANCE AT DECEMBER 28, 1996......     $ --       $39      $10,839     $ 1,296       $(201)      $ --       $(264)     $11,709
                                        ===       ===      =======     =======       =====       ====       =====      =======

    The accompanying notes are an integral part of the financial statements.

                       HOME PRODUCTS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         FISCAL YEAR
                                                                -----------------------------
                                                                 1994       1995       1996
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss).......................................    $(6,003)   $(4,010)   $   806
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization..........................      4,330      3,337      2,214
     Deferred income tax expense............................        378         --         --
     Provision for restructuring charge.....................      1,701      2,051         --
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable...........       (765)       494     (1,786)
       Decrease in inventories..............................      1,312        105        760
       (Increase) decrease in refundable income taxes.......       (151)       159        222
       (Increase) decrease in other assets..................        469         23       (269)
       (Increase) decrease in notes and other receivables...     (1,709)     1,691        (35)
       Increase (decrease) in accounts payable..............        551       (681)       622
       Increase (decrease) in accrued liabilities...........      1,768       (603)      (793)
     Other operating activities, net........................        151          9         82
                                                                -------    -------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................      2,032      2,575      1,823
                                                                -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale or maturity of marketable securities...      2,231        408        515
  Capital expenditures, net.................................     (2,326)    (1,215)    (1,624)
  Investment in marketable securities.......................     (1,485)        --         --
  Restricted cash -- Industrial Revenue Bond................      1,221          5         --
  Payment and direct costs for Mericon Child Safety
     Products...............................................         --       (921)        --
                                                                -------    -------    -------
NET CASH (USED IN) INVESTING ACTIVITIES.....................       (359)    (1,723)    (1,109)
                                                                -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on borrowings....................................     (3,098)    (2,471)      (860)
  Proceeds from borrowings..................................      1,500         --         --
  Payment of capital lease obligation.......................        (23)       (27)       (32)
  Purchase of treasury stock................................         --       (264)        --
  Issuance of common stock under stock purchase plan........         --         --         74
  Exercise of common stock options..........................        416         33         --
                                                                -------    -------    -------
NET CASH (USED IN) FINANCING ACTIVITIES.....................     (1,205)    (2,729)      (818)
                                                                -------    -------    -------
  Net increase (decrease) in cash and cash equivalents......        468     (1,877)      (104)
  Cash and cash equivalents at beginning of year............      4,391      4,859      2,982
                                                                -------    -------    -------
  Cash and cash equivalents at end of year..................    $ 4,859    $ 2,982    $ 2,878
                                                                =======    =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
  Interest and swap fees....................................    $   905    $   822    $   599
  Income taxes, net.........................................         10       (457)      (314)

    The accompanying notes are an integral part of the financial statements.

                       HOME PRODUCTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           DECEMBER 31, 1994, DECEMBER 30, 1995 AND DECEMBER 28, 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Home Products International, Inc. (the "Company") and its subsidiaries design, manufacture and market products in two industry segments: housewares products and home improvement products. Housewares products are marketed principally through mass market trade channels throughout the United States and internationally. Home improvement products are sold principally through wholesalers that service the residential construction, repair and remodeling industry throughout the United States.

Principles of Consolidation.

     The accompanying statements include the accounts of the Company and its wholly-owned subsidiaries, Selfix, Inc. and Shutters, Inc. All significant intercompany transactions and balances have been eliminated. The accompanying statements do not include the accounts of Tamor Corporation, a Massachusetts corporation ("Tamor"), and Housewares, Inc. ("Housewares") since the Company did not complete the acquisition until after the end of fiscal year 1996. See Note 15 for more information regarding the acquisition of Tamor and Housewares.

Use of Estimates.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments and Credit Risk.

     The carrying value of cash, cash equivalents, investments and long-term obligations approximate their fair values based upon quoted market rates. As of December 30, 1995 and December 28, 1996, the Company had no significant concentrations of credit risk related to cash equivalents.

Translation of Foreign Currencies.

     All balance sheet accounts of foreign operations are translated into U.S. dollars at the year-end exchange rates. Statement of operations items are translated at the weighted average exchange rates for the year. The resulting currency translation adjustments are made directly to a separate component of stockholders' equity.

Inventories.

     Inventories are stated at the lower of cost or net realizable value with cost determined on a first in, first out (FIFO) basis.

Property, Plant and Equipment.

     Property, plant and equipment are stated at cost. Depreciation is charged against results of operations over the estimated service lives of the related assets.

     Improvements to leased property are amortized over the life of the lease or the life of the improvement, whichever is shorter. For financial reporting purposes, the Company uses both straight-line and declining-

                       HOME PRODUCTS INTERNATIONAL, INC.

balance methods of depreciation. For tax purposes, the Company generally uses accelerated methods where permitted.

     The estimated service lives of the fixed assets are as follows:

Buildings...................................................    30 years
Land and building under capital lease.......................    lease term
Machinery, equipment and vehicles...........................    3 - 8 years
Tools and dies..............................................    5 years
Furniture, fixtures and office equipment....................    2 - 8 years
Leasehold improvements......................................    lease term

Revenue Recognition.

     The Company recognizes revenue as products are shipped to customers.

Intangible Assets.

     Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is amortized over periods ranging from 20 to 40 years. Covenants not to compete are amortized on a straight-line basis over the terms of the respective agreements. Patents, royalty rights, trademarks acquired and licensing agreements are amortized over their estimated useful lives ranging from 5 to 10 years.

Income Taxes.

     Deferred tax assets and liabilities are determined at the end of each period, based on differences between the financial statement bases of assets and liabilities and the tax bases of those same assets and liabilities, using the currently enacted statutory tax rates. Deferred income tax expense is measured by the change in the net deferred income tax asset or liability during the year.

Earnings (Loss) Per Share.

     Earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common share and common share equivalents outstanding during the year. Weighted average common share and common share equivalents were 3,538,758, 3,616,924 and 3,853,502, for 1994, 1995 and 1996,
respectively.

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

                       HOME PRODUCTS INTERNATIONAL, INC.

     The contributions to all the profit sharing, savings, and retirement plans for 1994, 1995 and 1996, were $257, $259, and $248, respectively.

Cash and Cash Equivalents.

     The Company considers all highly liquid, short-term investments with an original maturity of three months or less, to be cash equivalents.

Investments in Marketable Securities.

     At the beginning of fiscal 1994, the Company adopted a new accounting method for investment securities in accordance with Statement of Financial Accounting Standard (SFAS) No. 115 which required the Company to designate its securities as held to maturity, available for sale or trading. Securities held to maturity are accounted for at amortized cost and management must express a positive intent to hold these securities to maturity. Available-for-sale securities are those that management designates as available to be sold in response to changes in market interest rates or liquidity needs. All marketable securities held by the Company are accounted for as available-for-sale securities. The Company does not invest in trading securities. The effect of the accounting change was not applied retroactively; therefore, there was no restatement of prior year investments or cumulative effect of a change in accounting principle on prior year income. The cumulative effect at the beginning of fiscal year 1994 was not material.

Fiscal Year.

     The Company's fiscal year ends on the last Saturday in December and, as a result, a fifty-third week is added every 5 or 6 years. The fiscal year ending December 31, 1994 consisted of fifty-three weeks. References to the fiscal years 1994, 1995 and 1996 are for the fifty-three weeks ended December 31, 1994, the fifty-two weeks ended December 30, 1995 and the fifty-two weeks ended December 28, 1996, respectively.

Related Party.

     A director of the Company is the executor and co-trustee of certain estates and trusts which beneficially own 48% of the Company's outstanding common stock as of February 28, 1997. In such capacities, the director exercises either sole or shared voting and investment power for these shares. The director disclaims beneficial ownership of this stock. The director is also co-trustee to certain related trusts which lease facilities to the Company as discussed in Notes 8 and
9. In addition, the director is a partner in a law firm which is the Company's general counsel.

NOTE 2. STATEMENT OF OPERATIONS AND RESTRUCTURING CHARGES

     The 1994 restructuring charge of $1,701 relates to costs of severance and termination benefits paid or accrued for a change in the level and composition of employees, termination of existing employee arrangements, inventory adjustments and fixed asset writedowns related to product lines to be discontinued. The actions and charges were based on assessments completed by year-end 1994. The Company provided for severance benefits approximating $1,010 for employee terminations during the third and fourth quarters. Such benefits covered approximately 25 employees across most departments, which represented 17% of the administrative staff, or 5% of total employees. All such terminations were completed by the end of the first quarter of 1995. Inventory and fixed asset write-offs related to products to be discontinued were $460 and $231, respectively. At the end of 1995, no balances remained in these accounts.

     In the fourth quarter of 1995, the Company announced its intent to consolidate facilities and exit additional product lines. The 1995 charge is a result of the Company's decision to exit certain unprofitable product lines, close the Company's Canadian facility and move the Canadian operations to the Chicago

                       HOME PRODUCTS INTERNATIONAL, INC.

manufacturing and distribution facilities. The restructuring charges for these initiatives totaled $2,051. The charges for the closing and relocation of the Canadian operation totaled $951 including severance benefits of $184 covering all of the Canadian employees. The relocation of the Canadian operation was completed in the first half of 1996. The remaining $1,100 of restructuring charges pertains to product lines the Company has decided to exit and the related write-off of product molds, inventory and patents. Approximately $66 of inventory reserves, $74 of accrued legal and accrued severance and $140 of accrued facility closing costs remained on the Company's books at December 28, 1996.

     In 1995, the Company received approximately $1,400, net of a contingent liability, as its share of the net proceeds from a patent suit settlement. The Company recorded approximately $500 as its share of the proceeds in other income in 1994.

NOTE 3. INVENTORIES

     The components of the Company's inventory were as follows:

                                                               1995     1996
                                                               ----     ----
Finished goods..............................................  $3,165   $2,604
Work-in-process.............................................     893    1,003
Raw materials...............................................   1,093      784
                                                              ------   ------
                                                              $5,151   $4,391
                                                              ======   ======

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment were as follows:

                                                             1995       1996
                                                             ----       ----
Buildings and land.......................................  $  2,167   $  2,176
Land and building under capital lease....................     2,535      2,535
Machinery, equipment and vehicles........................     7,259      7,092
Tools and dies...........................................     5,570      6,704
Furniture, fixtures and office equipment.................     2,446      2,679
Leasehold improvements...................................     1,385      1,329
                                                           --------   --------
                                                             21,362     22,515
Less accumulated depreciation and amortization...........   (12,909)   (14,581)
                                                           --------   --------
                                                           $  8,453   $  7,934
                                                           ========   ========

                       HOME PRODUCTS INTERNATIONAL, INC.

NOTE 5. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                               1995     1996
                                                               ----     ----
Goodwill, net of accumulated amortization of $174 on
  December 30, 1995 and $223 on December 28, 1996...........  $2,027   $1,978
Covenants not to compete, net of accumulated amortization of
  $1 on December 30, 1995 and $7 on December 28, 1996.......      29       23
Industrial Revenue Bond fees, net of accumulated
  amortization of $169 on December 30, 1995 and $202 on
  December 28, 1996.........................................     234      201
Patents, net of accumulated amortization of $1,269 on
  December 30, 1995 and $1,327 on December 28, 1996.........     211      153
Licensing agreement, net of accumulated amortization of $3
  on December 30, 1995 and $23 on December 28, 1996.........     192      172
                                                              ------   ------
                                                              $2,693   $2,527
                                                              ======   ======

NOTE 6. LINE OF CREDIT

     On April 12, 1996 the Company completed the consolidation of its banking relationships and entered into a credit agreement with LaSalle National Bank (the "LaSalle Credit Agreement"). The LaSalle Credit Agreement provided an $8,000 line of credit subject to asset based availability formulas and a line of credit to support letters of credit required for the Company's Industrial Development Finance Authority Bonds (the "IDBs"). All of the Company's assets were pledged as collateral in support of the LaSalle Credit Agreement. At December 28, 1996 there were no borrowings outstanding under the asset based line of credit. The LaSalle Credit Agreement was terminated and all collateral was released in connection with the debt incurred relating to the acquisition of Tamor. (See Note 15).

NOTE 7. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                               1995     1996
                                                               ----     ----
Salaries and wages..........................................  $1,585   $1,104
Property, payroll and other taxes...........................     317      296
Profit sharing trust........................................     204      217
Sales incentives and commissions............................     731      814
Accrued professional fees...................................     337      192
Warranty reserve............................................     495      453
Accrued facility closing costs..............................     484      140
Other.......................................................     728      802
                                                              ------   ------
                                                              $4,881   $4,018
                                                              ======   ======

                       HOME PRODUCTS INTERNATIONAL, INC.

NOTE 8. LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

                                                                 1995      1996
                                                                 ----      ----
Mortgage note payable bearing interest at 85.6% of prime,
  payable in equal monthly installments of $5,208 through
  January 1997; collateralized by land and buildings of
  Shutters, Inc.............................................    $   60    $   --
Illinois Development Finance Authority (IDFA) variable rate
  demand bonds (Shutters, Inc. Project) Series 1989, issued
  December 1989, with interest at a weekly variable rate and principal payable in annual installments on December 1.
  The variable rate at December 28, 1996 was 4.6%...........     2,800     2,400
Illinois Development Finance Authority (IDFA) variable rate
  demand Industrial Development Revenue Bonds (Selfix, Inc.
  Project) Series 1990, issued September 1990, with interest at a weekly variable rate and principal payable in annual
  installments due December 1. The variable rate at December
  28, 1996 was 4.6%.........................................     3,200     2,800
Capital lease obligations...................................     1,854     1,822
                                                                ------    ------
                                                                 7,914     7,022
Less current maturities.....................................      (892)     (838)
                                                                ------    ------
                                                                $7,022    $6,184
                                                                ======    ======

     Under the terms of the IDFA agreements, the Company may not distribute any cash dividends. Terms of both IDFA demand bonds provide that the holder may periodically put the bonds back to the Company which are then remarketed under a remarketing agreement with a bank. Terms of each remarketing agreement include irrevocable letters of credit, which provides for borrowings by the Company to repurchase the bonds until remarketed. The letters of credit have an interest rate of 1/2%. The terms of these debt agreements include several financial covenants which have been met by the Company.

     The Company entered into an interest rate swap on May 1, 1994 with a termination date of May 1, 1997. The notional amount of the contract is $1,500 with a fixed rate of 6.45% and a floating rate option based on the U.S. dollar LIBOR rate. Settlement dates are calendar quarters which commenced on August 1, 1994. The swap fees are included in interest expense.

     Aggregate principal payments on long-term debt, excluding capital lease obligations as of December 28, 1996 are as follows:

Years ending:
  1997......................................................    $  800
  1998......................................................       800
  1999......................................................       800
  2000......................................................       800
  2001......................................................       800
  Thereafter................................................     1,200

     Capital lease obligations include a lease agreement between the Company and two related trusts for the Company's principal factory and corporate office. Lease payments to the trusts were $478, $491 and $467, in

                       HOME PRODUCTS INTERNATIONAL, INC.

1994, 1995 and 1996, respectively. The lease payments were adjusted in July of 1995 to reflect increases in the Consumer Price Index.

     The following schedule shows future minimum lease payments (excluding rental increases resulting from increases in the Consumer Price Index) together with the present value of the payments for capital lease obligations.

Years ending:
  1997......................................................    $   342
  1998......................................................        342
  1999......................................................        342
  2000......................................................        342
  2001......................................................        342
  Thereafter................................................      2,939
                                                                -------
                                                                  4,649
Less amount representing interest...........................     (2,827)
                                                                -------
Present value of minimum lease payments.....................    $ 1,822
                                                                -------
Long-term portion...........................................    $ 1,784
Current portion.............................................         38
                                                                -------
                                                                $ 1,822
                                                                =======

     The following is an analysis of the leased land and building under capitalized lease:

                                                               1995     1996
                                                               ----     ----
Land and building...........................................  $2,535   $2,535
Less accumulated amortization...............................  (1,638)  (1,769)
                                                              ------   ------
                                                              $  897   $  766
                                                              ======   ======

NOTE 9. COMMITMENTS AND CONTINGENCIES

     The Company also leases certain manufacturing, distribution and office facilities, including the Canadian facility which is leased from a related trust (annual rental expense of approximately $115), under operating leases expiring at various dates through 1999. Most of these leases contain renewal options.

     Future minimum rental payments under noncancellable operating leases are as follows:

YEARS ENDING:
-------------
   1997...................................................................  $297
   1998...................................................................   115
   1999...................................................................    96
                                                                            ----
                                                                            $508
                                                                            ====

     Rent expense under operating leases for 1994, 1995 and 1996 was $399, $381, and $354, respectively.

     The Company has investigated and remediated an environmental matter at its principal facility in Chicago. In 1994, the Company recorded a $300 accrual for the cost of such investigation and remediation. Actions to date have been funded from this accrual. Approximately $61 remained in this account at the end of 1996.

                       HOME PRODUCTS INTERNATIONAL, INC.

NOTE 10. INCOME TAXES

     The components of earnings (loss) before income taxes are as follows:

                                                       1994      1995      1996
                                                       ----      ----      ----
Domestic............................................  $(5,631)  $(3,262)  $1,122
Foreign.............................................     (151)   (1,021)    (316)
                                                      -------   -------   ------
                                                      $(5,782)  $(4,283)  $  806
                                                      =======   =======   ======

     Significant components of the Company's deferred tax items as of December 30, 1995 and December 28, 1996 are as follows:

                                                              1995      1996
                                                              ----      ----
DEFERRED TAX ASSETS
  Inventory reserves.......................................  $   463   $   388
  Employee benefit expenses and other accruals.............      513       450
  Accounts receivable reserve..............................      365       241
  Overhead capitalized in inventory for tax purposes
     only..................................................      171        26
  Capitalized lease treated as operating lease for tax
     purposes..............................................      393       430
  Reserve for returns......................................      291       109
  Minimum tax, R&D and other credits.......................      332       349
  Other accrued liabilities................................      398       344
  Unrealized capital losses and contribution
     carryforwards.........................................      151       133
  Net operating loss carryforward..........................      393       612
  Other....................................................      417       407
                                                             -------   -------
Gross deferred tax assets..................................    3,887     3,489
                                                             -------   -------
DEFERRED TAX LIABILITIES
  Depreciation.............................................      447       301
  Other....................................................       41        45
                                                             -------   -------
Gross deferred tax liabilities.............................      488       346
                                                             -------   -------
Deferred tax assets net of deferred liabilities............    3,399     3,143
Valuation allowance........................................   (3,399)   (3,143)
                                                             -------   -------
Net deferred tax asset.....................................  $    --   $    --
                                                             =======   =======

     Income tax (expense) benefit is as follows:

                                                         1994     1995    1996
                                                         ----     ----    ----
Current
  U.S. federal........................................  $    45   $ 247   $   0
  Foreign.............................................       67     (22)     10
  State...............................................       45      48       0
                                                        -------   -----   -----
                                                            157     273      10
                                                        -------   -----   -----
Deferred
  U.S. federal........................................    2,215     463    (266)
  (Increase) decrease in valuation allowance..........   (2,593)   (463)    256
                                                        -------   -----   -----
                                                           (378)     --     (10)
                                                        -------   -----   -----
Total income tax (expense) benefit....................  $  (221)  $ 273   $  --
                                                        =======   =====   =====

                       HOME PRODUCTS INTERNATIONAL, INC.

     Income tax (expense) benefit differs from amounts computed based on the U.S. federal statutory tax rate applied to earnings (loss) before tax as follows:

                                                          1994       1995     1996
                                                          ----       ----     ----
Computed at statutory U.S. federal income tax rate...    $ 1,966    $1,456    $(282)
State income taxes, net of U.S. federal tax
  benefit............................................        267        32       39
Foreign tax rate difference and foreign loss
  carryforwards......................................         13      (460)      --
Tax exempt interest..................................         26        25       12
Other................................................        100       317      (25)
Change in valuation allowance........................     (2,593)     (463)     256
                                                         -------    ------    -----
                                                         $  (221)   $  273    $  --
                                                         =======    ======    =====

     The Company decreased the valuation allowance from $3,399 as of December 30, 1995 to $3,143 as of December 28, 1996. The decrease is based on the Company's evaluation of the future realization of tax benefits recorded as deferred tax assets.

     The Company also has research and development credit carryforwards of approximately $61 expiring through the year 2010, net operating loss carryforwards of $1,576 expiring through 2011, state investment tax credit carryforwards of approximately $88 expiring through 2000, foreign net operating loss carryforwards of $1,082 expiring in 2002 and alternative minimum tax credit carryforwards of approximately $198 which do not have an expiration date.

NOTE 11. STOCK OPTIONS

     Under the 1987, 1991 and 1994 stock option plans, as amended, key employees and certain key nonemployees were granted options to purchase shares of the Company's common stock.

     Options granted may or may not be "incentive stock options" as defined by the Internal Revenue Code of 1986. The exercise price is determined by the Company's Board of Directors at the time of grant but may not be less than 100% of the market price at the time of grant for incentive stock options. Options may not be granted for a term greater than ten years.

     During 1995, the Company's Board of Directors cancelled 460,000 options to various members of senior management at prices ranging from $7.50 to $12.00 and reissued these options at prices ranging from $6.00 to $8.00 which exceeded the market price on the date of reissuance.

     A summary of the transactions in the option plans is as follows:

                                                     1994                  1995                 1996
                                               -----------------    ------------------    -----------------
                                               SHARES     PRICE*     SHARES     PRICE*    SHARES     PRICE*
                                               ------     ------     ------     ------    ------     ------
Options outstanding at beginning of year...    228,460    $4.65      557,842    $8.65     598,527    $6.74
Granted....................................    458,800     9.51      626,700     7.22     248,900     4.95
Exercised..................................    (99,385)    4.23       (8,147)    4.15          --       --
Cancelled..................................    (30,033)    6.13     (577,868)    9.14     (65,440)    6.20
                                               -------              --------              -------
Unexercised Options outstanding at end of
  year.....................................    557,842     8.65      598,527     6.74     781,987     6.21
                                               =======              ========              =======
Options exercisable at end of year.........     58,487     4.41       15,784     4.69      16,754     4.89
                                               =======              ========              =======
Available for grant........................    234,226               195,394                1,934
                                               =======              ========              =======

-------------------------
* Weighted average

                       HOME PRODUCTS INTERNATIONAL, INC.

Price range of options
Granted..........................................    $4.25 - $12.00    $4.13 - $12.00    $4.25 - $6.00
Exercised........................................    $4.23 - $ 5.00    $4.00 - $ 4.23               --
Cancelled........................................    $4.75 - $ 6.14    $3.13 - $12.00    $4.13 - $8.00
Outstanding......................................    $3.13 - $12.00    $4.13 - $ 8.00    $4.13 - $8.00

     The above stock options have the following characteristics as of December 28, 1996:

                                                                                    REMAINING
                                                            SHARES                    LIFE          SHARES
GRANT YEAR                                                OUTSTANDING    PRICE*    (IN YEARS)*    EXERCISABLE
----------                                                -----------    ------    -----------    -----------
1987..................................................        5,971      $4.23          .3           5,971
1988..................................................        1,117       6.14         1.5           1,117
1991..................................................        8,000       4.88         4.3           8,000
1993..................................................        5,000       6.50         6.8           1,666
1994..................................................       10,399       4.25         8.0              --
1995..................................................      513,000       6.87         8.4              --
1996..................................................      238,500       4.96         9.7              --
                                                            -------                                 ------
                                                            781,987                                 16,754
                                                            =======                                 ======

-------------------------
* Weighted average

     During 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting For Stock-Based Compensation." The statement required the Company to calculate the value of stock options at the date of the grant using an option pricing model. The Company has elected the "pro forma, disclosure only" option permitted under SFAS No. 123, instead of recording a charge to operations.

     A summary of the average grant date exercise price and fair value per option share is as follows:

                                                                 1995                     1996
                                                        ----------------------   ----------------------
                                                        EXERCISE                 EXERCISE
                                                         PRICE*    FAIR VALUE*    PRICE*    FAIR VALUE*
                                                        --------   -----------   --------   -----------
Exercise price exceeds market price...................   $7.19        $1.33       $5.00        $2.01
Exercise price equals market price....................    5.19         2.34        4.74         2.11

-------------------------
* Weighted average

     During 1995 and 1996, 600,000 and 200,000 options, respectively, were granted with an exercise price exceeding the market price. All other options were granted with an exercise price equal to the market price.

                       HOME PRODUCTS INTERNATIONAL, INC.

     Had compensation cost for the Company's 1995 and 1996 grants been determined using the above fair values and considering the applicable vesting periods, the Company's reported results would have been impacted as follows:

                                                               1995     1996
                                                               ----     ----
Net earnings (loss)
  As reported...............................................  $(4,010)  $806
  Pro forma.................................................   (4,092)   564
                                                              =======   ====
Net earnings (loss) per common and common equivalent share
  As reported...............................................  $ (1.11)  $.21
  Pro forma.................................................    (1.13)   .15
                                                              =======   ====

     The fair value of each option granted during 1995 and 1996 is estimated using the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 41%, (3) risk free rate at grant date averaging 6.2% for 1995 and 6.5% for 1996 and (4) expected life of 5 years.

NOTE 12. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in two industry segments, the housewares segment and the home improvement products segment. The housewares segment provided approximately 77% of the Company's gross sales in 1996 through sales of its home bathware, hook and home helpers, juvenile products and home organization products to national and regional discount, variety, supermarket, drug, hardware/home center and specialty store customers. The home improvement products segment provided approximately 23% of the Company's gross sales in 1996. The segment's plastic exterior shutters are sold to distributors as well as national and regional home center retailers. 1996 sales to customers outside the United States accounted for approximately 17% of total net sales with Canada accounting for approximately 7% of total net sales. Information about the Company's operations in these segments is as follows:

                                                        1994       1995       1996
                                                        ----       ----       ----
Gross sales:
  Housewares.......................................    $35,805    $34,543    $31,375
  Home improvement products........................      8,417      8,993      9,457
                                                       -------    -------    -------
     Consolidated..................................    $44,222    $43,536    $40,832
                                                       =======    =======    =======
Operating profit (loss):
  Housewares.......................................    $(3,949)   $(4,892)   $   904
  Home improvement products........................       (539)       817        461
                                                       -------    -------    -------
     Consolidated..................................    $(4,488)   $(4,075)   $ 1,365
                                                       =======    =======    =======
Identifiable assets:
  Housewares.......................................    $24,785    $19,687    $19,615
  Home improvement products........................      5,998      5,300      5,090
  Eliminations.....................................        (22)       (11)        --
                                                       -------    -------    -------
     Consolidated..................................    $30,761    $24,976    $24,705
                                                       =======    =======    =======
Depreciation and amortization:
  Housewares.......................................    $ 3,083    $ 2,684    $ 1,532
  Home improvement products........................      1,247        653        682
                                                       -------    -------    -------
     Consolidated..................................    $ 4,330    $ 3,337    $ 2,214
                                                       =======    =======    =======
Capital expenditures, net:
  Housewares.......................................    $ 2,158    $   880    $   982
  Home improvement products........................        168        335        642
                                                       -------    -------    -------
     Consolidated..................................    $ 2,326    $ 1,215    $ 1,624
                                                       =======    =======    =======

                       HOME PRODUCTS INTERNATIONAL, INC.

     Information about the Company's operations by geographic area is as follows:

                                                      1994      1995      1996
                                                      ----      ----      ----
Gross sales:
  United States....................................  $40,422   $40,283   $38,855
  Foreign..........................................    3,800     3,253     1,977
                                                     -------   -------   -------
     Consolidated..................................  $44,222   $43,536   $40,832
                                                     =======   =======   =======
Operating profit (loss):
  United States....................................  $(4,185)  $(2,975)  $ 1,386
  Foreign..........................................     (303)   (1,100)      (21)
                                                     -------   -------   -------
     Consolidated..................................  $(4,488)  $(4,075)  $ 1,365
                                                     =======   =======   =======
Identifiable assets:
  United States....................................  $27,468   $23,699   $24,170
  Foreign..........................................    3,315     1,288       535
  Eliminations.....................................      (22)      (11)       --
                                                     -------   -------   -------
     Consolidated..................................  $30,761   $24,976   $24,705
                                                     =======   =======   =======

     One customer represented 11%, 12% and 12% of gross sales for 1994, 1995, and 1996. The percentage of their receivable to the total receivable is slightly above their relationship to sales.

NOTE 13. EMPLOYEE STOCK PURCHASE PLAN

     The 1995 Employee Stock Purchase Plan allows eligible employees to purchase up to 200,000 shares of the Company's stock. The purchase price shall be the lesser of 85% of the fair market value of a common share on the first day of each purchase period or the fair market value of a common share on the last day of such purchase period adjusted to the nearest 1/8 point. As of December 28, 1996, 19,639 shares had been purchased under the plan.

NOTE 14. ACQUISITION OF MERICON CHILD SAFETY PRODUCTS

     On October 24, 1995, the Company acquired the common stock of Mericon Child Safety Products for a purchase price of $2,421. The acquisition agreement also provided for a non-compete period of five years.

     Consideration for the acquisition included issuance of 250,000 shares of the Company's common stock. The Purchase price was allocated as follows:

Current assets..............................................  $  400
Goodwill....................................................   1,796
Licensing agreement and covenant not to compete.............     225
                                                              ------
                                                              $2,421
Less:
  Liabilities...............................................  $  125
  Common stock issued.......................................   1,375
                                                              ------
  Cash consideration and direct costs.......................  $  921
                                                              ======

     Results of operations are included from the date of acquisition. Results of operations prior to date of acquisition were not material.

                       HOME PRODUCTS INTERNATIONAL, INC.

NOTE 15. SUBSEQUENT EVENTS

     Effective January 1, 1997, the Company acquired Tamor and its affiliated product distribution company, Housewares. Tamor, headquartered in Leominster, Massachusetts, is a leading manufacturer of home storage and organization products and has three manufacturing facilities in the United States. Following are audited combined financial results for Tamor and Housewares for 1996:

                                                                 1996
                                                                 ----
Net sales...................................................    $75,714
Gross profit................................................     17,896
Operating expenses..........................................     13,524
Operating income............................................      4,372
Net income..................................................      3,515

     The acquisition will be accounted for as a purchase in 1997. The purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values. Results of operations for Tamor and Housewares will be included with those of the Company for periods subsequent to January 1, 1997.

     The excess of the purchase price over the net assets acquired, which is expected to be approximately $25,000, will be amortized over a period not exceeding 40 years. The purchase price allocation will be determined during 1997 when appraisals, other studies and additional information become available. Accordingly, the final allocation may have a material effect on the supplemental unaudited pro forma information presented below.

     The following unaudited pro forma information presents the combined results of operations as if the acquisition had been completed at the beginning of 1996 and may not be indicative of what would have occurred had the acquisition actually been made as of such date or results which may occur in the future.

                                                                   1996
                                                                   ----
                                                                (UNAUDITED)
Net sales...................................................     $113,914
Operating income............................................        7,748
Net income..................................................        2,472

     Adjustments made in arriving at the pro forma unaudited combined results include increased interest expense and amortization of debt issuance costs on acquisition debt, amortization of goodwill, certain operating expense reductions and related tax adjustments. No effect has been given in operating expenses to the fair value of assets acquired, depreciable values or lives, transition and restructuring costs or synergistic benefits which may be realized from the acquisition.

     Total consideration for the acquisition was approximately $42,600 consisting of approximately $27,800 in cash, $2,400 in common stock (480,000 shares) and the assumption of $12,400 in short and long term debt. The source of funds for the acquisition included cash of the Company as well as a portion of the proceeds of a new $60,000 Credit Agreement (the "CREDIT AGREEMENT"), dated as of February 27, 1997, among the Company, Selfix, Tamor, Shutters, the lenders which are parties thereto and General Electric Capital Corporation ("GECC"), as agent, and a new $7,000 Note Purchase Agreement (the "NOTE AGREEMENT"), dated as of February 27, 1997, among Selfix, Tamor, Shutters (the foregoing, collectively, the "JOINT ISSUERS"), the Company and GECC. The Credit Agreement consists of a revolving credit facility and term loans. GECC purchased a $7,000 subordinated equity bridge note (the "SUBORDINATED NOTE") dated February 27, 1997 issued by the Joint Issuers pursuant to the Note Agreement. All loans under the Credit Agreement are secured by substantially all of the assets of the subsidiaries of the Company and a pledge by the Company of all of the outstanding shares of capital stock of such subsidiaries.

     The provisions of the Credit Agreement include restrictions on additional indebtedness, asset sales, acquisitions or mergers, capital expenditures and dividend payments, among other things. As defined in the

                       HOME PRODUCTS INTERNATIONAL, INC.

Credit Agreement, the Company is also required to meet certain financial tests which include, but are not limited to, those relating to a minimum net worth test and a minimum interest coverage ratio.

     The revolving credit facility provides up to $20,000 (including a letter of credit subfacility of up to $10,000) subject to the availability of sufficient qualifying collateral consisting of certain accounts receivable and inventory. Interest is charged, at the Company's option, at either: (i) the 1, 2, or 3 month reserve adjusted LIBOR plus a margin of 2.75%; or (ii) a floating rate equal to the prime rate plus a margin of 1.25%. Interest is paid monthly for borrowings which bear interest based on the prime rate, and is paid at the end of the applicable LIBOR period for borrowings which bear interest based on a LIBOR rate. An unused facility fee of .5% per annum is charged on the average unused daily balance. On February 28, 1997, there was no balance outstanding under the revolving line of credit and unused availability was $11,100. The availability under the revolving credit facility was reduced by the issuance of two letters of credit in the aggregate face amount of $5,600 which secure the IDBs. The revolving credit facility terminates on August 28, 2002.

     The Credit Agreement also includes two term loans consisting of a $20,000 22 quarter term loan A and a $20,000 30 quarter term loan B. Both term loans are immediately due and payable in full if the revolving credit facility is terminated.

     Term loan A is required to be repaid in quarterly principal installments commencing in April of 1997. Aggregate principal repayments for term loan A are as follows:

YEARS ENDING
------------
 1997....................................................................  $1,500
 1998....................................................................   2,750
 1999....................................................................   3,375
 2000....................................................................   3,500
 2001....................................................................   4,625
 Thereafter..............................................................   4,250

     Interest is charged, at the Company's option, at either the 1, 2 or 3 month reserve adjusted LIBOR rate plus a margin of 3.00% or a floating rate equal to the prime rate plus a margin of 1.50%. At February 28, 1997, the rate was 9.75%. Interest is paid monthly for prime rate based loans and at the end of the applicable LIBOR period for LIBOR based loans.

     Term loan B is required to be repaid in quarterly principal installments commencing in April of 1997. Aggregate principal repayments for term loan B are as follows:

YEARS ENDING
------------
 1997....................................................................  $  150
 1998....................................................................     200
 1999....................................................................     200
 2000....................................................................     200
 2001....................................................................     200
 Thereafter..............................................................  19,050

     Interest is charged, at the Company's option, at either the 1, 2 or 3 month reserve adjusted LIBOR rate plus a margin of 3.50% or a floating rate equal to the prime rate plus a margin of 2.00%. At February 28, 1997, the rate was 10.25%. Interest is paid monthly for prime rate based loans and at the end of the applicable LIBOR period for LIBOR based loans.

     After the fiscal quarter of the Company ended in December, 1997 the interest rates applicable to the obligations outstanding under the Credit Agreement are subject to adjustment (up or down) based on the Company's quarterly consolidated financial performance.

                       HOME PRODUCTS INTERNATIONAL, INC.

     The Subordinated Note matures on February 27, 2005, and is secured by a second lien on substantially all of the assets of the Company's subsidiaries. As such, the Subordinated Note is subordinated in right of payment from the proceeds of such collateral to the revolving credit facility and to term loans A and B. If all outstanding obligations under the Credit Agreement have been paid and the commitment under the revolving credit facility has been terminated, the Joint Issuers must prepay the Subordinated Note in full. Interest is payable quarterly and is charged, at the Company's option, at a rate of 11.5% per annum, provided that such cash payments shall not exceed 25% of the Company's Excess Cash Flow (as defined in the Note Agreement) or through the issuance of payment-in-kind notes bearing interest at a rate of 13.5% per annum. At February 28, 1997, the rate on the Subordinated Note was 13.5%.

     In connection with the Subordinated Note, the Company issued a warrant to GECC to purchase 79,204 shares of common stock (the "Warrant") exercisable at 50% of the Market Price (as defined in the Warrant) on February 27, 1997 (the "Closing Date"), at any time during the period commencing on August 1, 1997 through February 27, 2007. If the Subordinated Note has been paid in full on or prior to July 31, 1997, the Company has the option to repurchase the Warrant at a price equal to $792.

     If the Subordinated Note is not repaid in full on or prior to July 31, 1997, the number of shares issuable upon exercise of the Warrant will be increased by that number of shares which is equal to the difference between (i) 5% of the total number of shares of the Company's common stock then outstanding on a fully diluted basis, and (ii) 79,204 shares. If the Subordinated Note is not repaid in full on or prior to February 27, 1998, the number of shares issuable upon exercise of the Warrant will be further increased by that number of shares which is equal to 2% of the total number of shares of the Company's common stock then outstanding on a fully diluted basis. The number of shares issuable upon exercise of the Warrant will be further increased annually by 1% of the total number of shares of the Company's common stock then outstanding on a fully diluted basis if the Subordinated Note is not repaid in full on or prior to February 27, 1999 and on each anniversary date of the Closing Date thereafter. The exercise price for the shares issuable upon exercise of the Warrant issued after the Closing Date will be 50% of the Market Price. The Company may call the shares issued or issuable upon the exercise of the Warrant and terminate the Warrant at any time after July 31, 2002 at a call price equal to the Market Price for such shares, but in no event will the call price be less than $10 per share.

     The Credit Agreement provides for mandatory prepayments of obligations under the Credit Agreement and the Subordinated Note from the following funds: all net proceeds of any sale or other disposition of any assets (other than the sale of inventory and other items in the ordinary course of business), all net insurance proceeds, 100% of the net cash proceeds from the issuance of equity securities and 75% of annual consolidated excess cash flow as defined in the Credit Agreement. Mandatory prepayments from the proceeds of any issuance of equity securities shall be applied as follows: first, 50% of such proceeds applied to accrued interest and principal of the Subordinated Note and the remaining 50% applied to accrued interest and principal of term loan A and term loan B, ratably; and second, 100% of such proceeds applied ratably to accrued interest and principal of term loan A and term loan B after the Subordinated Note has been repaid in full. All mandatory prepayments from sources other than the issuance of equity securities shall be applied as follows: (a) fees and expenses owed under the Credit Agreement; (b) pro rata to term loans A and B until both such loans are repaid in full; (c) to repay amounts outstanding under the revolving credit facility without reduction in availability; and (d) other obligations outstanding under the Credit Agreement. The Company will also be required to pay a prepayment premium, as defined in the Credit Agreement, if the revolving credit facility is terminated or the Company prepays all or any portion of term loan A or term loan B other than as a result of the mandatory prepayment discussed above.

ITEM 8. QUARTERLY FINANCIAL INFORMATION -- UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THIRTEEN    THIRTEEN      THIRTEEN       THIRTEEN
                                                        WEEKS       WEEKS         WEEKS           WEEKS
                                                        ENDED       ENDED         ENDED           ENDED
                                                       APRIL 1      JULY 1     SEPTEMBER 30    DECEMBER 30
                                                       --------    --------    ------------    -----------
1995
Net sales..........................................    $10,742     $10,628       $10,319         $ 9,350
Gross profit.......................................      4,030       4,226         3,842           3,263
Net earnings (loss)................................       (246)         39            42          (3,845)
Earnings (loss) per common and common equivalent
  share............................................    $ (0.07)    $  0.01       $  0.01         $ (1.03)

                                                       THIRTEEN    THIRTEEN      THIRTEEN       THIRTEEN
                                                        WEEKS       WEEKS         WEEKS           WEEKS
                                                        ENDED       ENDED         ENDED           ENDED
                                                       MARCH 30    JUNE 29     SEPTEMBER 28    DECEMBER 28
                                                       --------    --------    ------------    -----------
1996
Net sales..........................................    $ 8,625     $10,155       $10,728         $8,692
Gross profit.......................................      2,858       4,311         4,388          3,651
Net earnings (loss)................................     (1,116)        709           764            449
Earnings (loss) per common and common equivalent
  share............................................    $ (0.29)    $  0.19       $  0.20         $ 0.11

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors
Home Products International Inc.

     We have audited in accordance with generally accepted auditing standards the consolidated financial statements of Home Products International, Inc. (formerly Selfix, Inc.) as of and for the fifty-two week period ended December 28, 1996 included in this Form 10-K, and have issued our report thereon dated February 7, 1997, except with respect to the transactions discussed in Note 15, as to which the date is February 28, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in Item 14(b) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois
February 7, 1997, except with
respect to the transactions
discussed in Note 15, as to which
the date is February 28, 1997

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

Board of Directors
Home Products International, Inc. (Formerly Selfix, Inc.)

     In connection with our audit of the consolidated financial statements of Home Products International, Inc. (formerly Selfix, Inc.) and Subsidiaries referred to in our report dated February 9, 1996, we have also audited Schedule II for the 52-week and 53-week periods ended December 30, 1995 and December 31, 1994, respectively. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                          GRANT THORNTON LLP

Chicago, Illinois
February 9, 1996

                                                                     SCHEDULE II

                       HOME PRODUCTS INTERNATIONAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE FIFTY-THREE WEEKS ENDED DECEMBER 31, 1994,
                FOR THE FIFTY-TWO WEEKS ENDED DECEMBER 30, 1995,
                FOR THE FIFTY-TWO WEEKS ENDED DECEMBER 28, 1996

                                                                   ADDITIONS    DEDUCTIONS
                                                      BALANCE AT   CHARGED TO      (NET       BALANCE AT
                                                      BEGINNING    COSTS AND    WRITE-OFFS/     END OF
                                                      OF PERIOD     EXPENSES    RECOVERIES)     PERIOD
                                                      ----------   ----------   -----------   ----------
                                                                        (IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS
December 31, 1994...................................    $1,255       $  565       $  (389)      $1,431
December 30, 1995...................................    $1,431       $  524       $  (560)      $1,395
December 28, 1996...................................    $1,395       $  211       $  (705)      $  901
WARRANTY RESERVES
December 31, 1994...................................    $   12       $  500       $    (1)      $  511
December 30, 1995...................................    $  511       $   --       $   (16)      $  495
December 28, 1996...................................    $  495       $   --       $   (42)      $  453
INVENTORY RESERVES
December 31, 1994...................................    $  621       $2,018       $(1,079)      $1,560
December 30, 1995...................................    $1,560       $1,648       $  (797)      $2,411
December 28, 1996...................................    $2,411       $  678       $(2,096)      $  993

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HOME PRODUCTS INTERNATIONAL, INC.

                                          By       /s/ JAMES R. TENNANT

                                            ------------------------------------
                                                      James R. Tennant
Date March 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                     TITLE                      DATE
                   ---------                                     -----                      ----

              /s/ JAMES R. TENNANT                Chairman of the Board and Chief      March 26, 1997
------------------------------------------------  Executive Officer
                James R. Tennant

              /s/ JAMES E. WINSLOW                Executive Vice President, Chief      March 26, 1997
------------------------------------------------  Financial Officer and Secretary
                James E. Winslow

            /s/ CHARLES R. CAMPBELL               Director                             March 26, 1997
------------------------------------------------
              Charles R. Campbell

               /s/ MARSHALL RAGIR                 Director                             March 26, 1997
------------------------------------------------
                 Marshall Ragir

           /s/ JEFFREY C. RUBENSTEIN              Director                             March 26, 1997
------------------------------------------------
             Jeffrey C. Rubenstein

              /s/ DANIEL B. SHURE                 Director                             March 26, 1997
------------------------------------------------
                Daniel B. Shure

              /s/ JOEL D. SPUNGIN                 Director                             March 26, 1997
------------------------------------------------
                Joel D. Spungin