Form 10-Q
period 1997-03-29
HOME PRODUCTS INTERNATIONAL INC
filed 1997-05-09
CIK 814457

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-Q

(Mark One)
[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Period Ended March 29, 1997

                                   or

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission file number 0-17237

                        HOME PRODUCTS INTERNATIONAL, INC.
          (Exact name of registrant as specified in its Charter)



      Delaware                                   36-4147027
(State or other jurisdiction of                 I.R.S. Employer
 incorporation or organization)                  Identification No.)


4501 West 47th Street
Chicago, Illinois                                60632
(Address of principal                            (Zip Code)
 executive offices)

Registrant's telephone number including area code (773) 890-1010.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes   X   No

Common shares, par value $0.01, outstanding as of May 9, 1997 - 4,322,922

                    HOME PRODUCTS INTERNATIONAL, INC

                                 INDEX

                                                                     Page
                                                                     Number
Part I.  Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets                  3

                  Condensed Consolidated Statements of Operations
                  and Retained Earnings                                  4

                  Condensed Consolidated Statements of Cash Flows        5

                  Notes to Condensed Consolidated Financial Statements   6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    8

 Part II.     Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders   12


         Item 6.  Exhibits and Reports on Form 8-K.                     12

Signatures                                                              13

PART I-FINANCIAL INFORMATION
       ITEM 1.  FINANCIAL STATEMENTS

                   HOME PRODUCTS INTERNATIONAL, INC.
                 Condensed Consolidated Balance Sheets

                                                March 29,
                                                  1997     December 28,
                                               (unaudited)     1996
                Assets                 (in thousands, except share amounts)
Current assets:
  Cash and cash equivalents ..................   $ 6,709      $  2,879
  Accounts receivable, net ...................    17,414         6,594
  Inventories, net ...........................    11,602         4,391
  Prepaid expenses and other current assets ..       883           100
    Total current assets .....................    36,608        13,964
Property, plant and equipment - at cost.......    56,338        22,515
Less accumulated depreciation and amortization   (32,458)      (14,581)
Property, plant and equipment, net............    23,880         7,934
Intangible and other assets...................    31,643         2,807
Total assets..................................   $92,131       $24,705

     Liabilities and Stockholders' Equity
Current liabilities:
  Current maturities of long-term obligations    $ 2,810        $  838
  Accounts payable ...........................    14,048         1,956
  Accrued liabilities ........................     8,549         4,018
    Total current liabilities ................    25,407         6,812
    Long-term obligations - net of current
    maturities................................    51,141         6,184
Stockholders' equity:
  Preferred Stock - authorized, 500,000
shares, $.01 par value;
    none issued ..............................          -            -
  Common Stock - authorized 7,500,000 shares,
  $.01 par value;
    3,881,423 shares issued at December 28,  .
    1996 and  4,381,684 shares issued at March
    29, 1997 .................................        44            38
  Additional paid-in capital .................    13,669        10,840
  Retained earnings ..........................     2,328         1,296
  Common stock held in treasury - at cost
(58,762 shares)...............................      (264)         (264)
  Currency translation adjustments ...........      (194)         (201)
    Total stockholders' equity ...............    15,583        11,709
Total liabilities and stockholders' equity....   $92,131       $24,705

The accompanying notes are an integral part of the financial statements.

                   HOME PRODUCTS INTERNATIONAL, INC.
 Condensed Consolidated Statements of Operations and Retained Earnings
                              (unaudited)

                                                 Thirteen Weeks Ended
                                                 March 29,   March 30,
                                                    1997       1996
                                   (in thousands, except per share amounts)
Net sales........................                  $31,738     $8,625
Cost of goods sold...............                   22,610      5,767
   Gross profit .................                    9,128      2,858
Operating expenses
   Selling ......................                    4,588      2,482
   Administrative ...............                    1,809      1,301
   Amortization of intangible assets                   205         43
                                                     6,602      3,826
   Operating profit (loss) ......                    2,526       (968)

Other income (expense)
   Interest income ..............                       31         11
   Interest (expense) ...........                   (1,532)      (180)
   Other income, net ............                      124         21
                                                    (1,377)      (148)

Earnings (loss) before  income taxes                 1,149     (1,116)

Income tax expense...............                     (117)        --

Net earnings (loss)..............                 $  1,032    $(1,116)
Retained earnings at beginning of period             1,296        490
Retaining earnings at end of period                $ 2,328    $  (626)

Net earnings (loss) per common and common
equivalent share.................                   $  .23     $ (.29)
Number of weighted common and common equivalent
   shares outstanding ...........                4,513,683  3,817,181

The accompanying notes are an integral part of the financial statements.

                   HOME PRODUCTS INTERNATIONAL, INC.
             Condensed Consolidated Statements of Cash Flows
                             (unaudited)

                                                    Thirteen Weeks Ended
                                                     March 29,  March 30,
                                                       1997       1996
   Cash flows from operating activities:                (in thousands)
 Net earnings (loss) ...................             $ 1,032   $(1,116)
 Adjustments to reconcile net earnings  (loss) to
 net cash
  provided by operating activities:
  Depreciation and amortization ........               1,721       605
  Changes in assets and liabilities:
    (Increase) in accounts receivable ..              (1,960)     (702)
    (Increase) decrease in inventories .              (1,086)      209
    Increase (decrease) in accounts payable             (310)      681
    Increase (decrease) in accrued liabilities           697      (733)
  Other operating activities, net ......                 160       (23)

Net cash provided (used) by operating activities         254    (1,079)

Cash flows from investing activities:
 Tamor acquisition, net of cash acquired             (27,792)      ---
 Proceeds from sale or maturity of marketable
 securities ............................                 ---       280
 Capital expenditures, net .............                (597)     (330)

Net cash used for investing activities..             (28,389)      (50)

Cash flows from financing activities:
 Payments on borrowings ................             (11,744)      (16)
 Net proceeds from borrowings and warrant             43,671       ---
 Payment of capital lease obligation ...                  (9)       (7)
 Exercise of common stock options and
  issuance of common stock under stock purchase
  plan .................................                  47        59

Net cash provided by financing activities.            31,965        36
 Net increase (decrease) in cash and cash
 equivalents ...........................               3,830     (1,093)
 Cash and cash equivalents at beginning of period.     2,879      2,982
 Cash and cash equivalents at end of period.         $ 6,709     $1,889

Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest and swap fees ................             $   300     $  140
 Income taxes, net .....................                 ---          1

The accompanying notes are an integral part of the financial statements.

                   Home Products International, Inc.
    Notes to Condensed Consolidated Financial Statements (Unaudited)


Note 1. Unless the context otherwise requires, references herein to (i) the "Company" are to Home Products International, Inc., a Delaware corporation, and its wholly-owned subsidiaries, Selfix, Inc. a Delaware corporation ("Selfix"), Tamor Corporation, a Massachusetts corporation ("Tamor"), and Shutters, Inc. an Illinois corporation ("Shutters"), (ii) "Tamor" include both Tamor and Housewares Sales, Inc., a Massachusetts corporation and Tamor's affiliated product distribution company which was merged into Tamor as part of the Tamor Acquisition (as defined), and
(iii) the "Tamor Acquisition" are to the acquisition by the Company of the business of Tamor and Housewares Sales, Inc. which was acquired in February, 1997, effective as of January 1, 1997.

The unaudited condensed financial statements included herein as of and for the thirteen weeks ended March 29, 1997 and March 30, 1996 reflect, in the opinion of the Company, all adjustments (which include only normal recurring accruals) necessary for the fair presentation of the financial position, the results of operations and cash flows. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's 1996 Annual Report on Form 10-K. The results for the interim periods presented are not necessarily indicative of results to be expected for the full year.

Note 2.  Inventories are summarized as follows (in thousands):

                                            March 29,      December 28,
                                              1997             1996
     Finished goods .....................     $6,531          $2,604
     Work-in-process ....................      2,045           1,003
     Raw materials ......................      3,026             784

                                             $11,602          $4,391

Note 3. No provision was made for federal income taxes in 1997 or 1996 due to net operating loss carryforwards available to the Company. The provision for income taxes for 1997 reflects state income taxes in states in which the Company has no tax loss carryforwards. The Company has $3.1 million of net operating loss carryforwards remaining for book purposes. Net operating loss carryforwards for tax purposes have been fully utilized.

Note 4.  Earnings per share have been computed by dividing net  earnings
(loss) for the thirteen weeks ended March 29, 1997 and March 30, 1996 by the weighted average common and common equivalent shares of 4,513,683 and 3,817,181, respectively. Common equivalent shares included in the computation of common and common equivalent shares represent shares issuable upon assumed exercise of stock options using the treasury stock method. Common share equivalents are not included under the treasury stock method when their effect is antidulitive.

Note 5. Pursuant to an agreement dated October 29, 1996, the Company, as of January 1, 1997, took operating and financial control of Tamor, assumed substantially all of the liabilities of Tamor and retained substantially all of the earnings from Tamor's operations. Actual results are combined since the date of effective control although the purchase transaction did not close until February 28, 1997. The thirteen weeks ended March 29, 1997 includes imputed interest and other financing related charges resulting from the effective date of the Tamor acquisition prior to the closing date.

     The pro forma impact of the Tamor Acquisition on the Company's historical results together with a detailed description of the related financing is more fully described in Note 15 to the Consolidated Financial Statements of the Company as included in the Company's 1996 Annual Report on Form 10-K.

Note 6. On January 10, 1997 the Company issued 9,791 shares of common stock to various employees in conjunction with the 1995 Employee Stock Purchase Plan.

Note 7. During the thirteen week period ended March 29, 1997, employees exercised options to purchase 10,470 shares of the Company's common stock at exercise prices ranging from $4.23 to $5.00 per share.


 ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition.

     This quarterly report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: (i) the anticipated effect of the Tamor Acquisition on the Company's sales and earnings;
(ii) the impact of the level of the Company's indebtedness; (iii) restrictive covenants contained in the Company's various debt documents;
(iv) general economic conditions and conditions in the retail environment; (v) the Company's dependence on a few large customers; (vi) price fluctuations in the raw materials used by the Company, particularly plastic resin; (vii) competitive conditions in the Company's markets; (viii) the seasonal nature of the Company's business;
(ix) the Company's ability to execute its acquisition strategy; (x) fluctuations in the stock market; (xi) the extent to which the Company is able to retain and attract key personnel; (xii) relationships with retailers; and (xiii) the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company' periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission

     In the discussion and analysis that follows, all references to 1997 and 1996 refer to the 13 week periods ended March 29, 1997 and March 30, 1996, respectively.

     General. Pursuant to an agreement dated October 29, 1996, the Company, as of January 1, 1997, took operating and financial control of Tamor, assumed substantially all of the liabilities of Tamor and retained substantially all of the earnings from Tamor's operations. Actual results are combined since the date of effective control although the purchase transaction did not close until February 29, 1997. Tamor designs, manufactures and markets quality plastic housewares products.

     Tamor was acquired for a total purchase price of $41.9 million consisting of approximately $27.8 million in cash, $2.4 million in common stock (480,000 shares) and the assumption of $11.7 million in short and long term debt. On February 27, 1997, the Company entered into a credit agreement (the "Credit Agreement") with certain lenders which are parties thereto and General Electric Capital Corporation ("GECC"), as agent, which provided the funds necessary to complete the acquisition and paydown Tamor's existing short and long term debt.

The Tamor Acquisition and the related financing significantly impacted the Company's operating results for the first quarter of 1997. The acquisition of Tamor substantially improved the Company's net earnings from a net loss of $1.1 million in the first quarter of 1996 to net earnings of $1.0 million for the first quarter of 1997. The improved earnings were also the result of significant improvements in the financial performance of Selfix and Shutters. Tamor contributed $1.2 million of pre-tax earnings in the quarter, net of related financing expenses, transaction costs and goodwill amortization. Selfix and Shutters had an operating loss of $0.05 million in the first quarter of 1997 as compared to a $1.1 million loss in the first quarter of 1996. The improved results at Selfix and Shutters were due to higher gross profit margins and reduced operating expenses consistent with management initiatives implemented in 1996.

     The following discussion and analysis compares the results for the first quarter of 1997 to the pro forma results for the first quarter of 1996. Management believes that such a comparison is necessary to meaningfully analyze the changes occurring in such quarters. The pro forma financial results give effect to the Tamor Acquisition, and related financing, as if each of the transactions had occurred on December 31, 1995. The pro forma operating expenses reflects (i) additional amortization expense resulting from the recording of goodwill associated with the Tamor Acquisition, (ii) net estimated cost savings as a result of the Tamor Acquisition, including a net reduction in discretionary distributions paid to and on the behalf of related parties of Tamor and (iii) additional costs associated with the Company's 401(k) and profit sharing plans and certain other fees. The pro forma interest expense reflects the estimated net increase in interest expense as if the Tamor Acquisition and related financing and occurred on December 31, 1995. The pro forma number of weighted average shares assumes the shares issued as a result of the Tamor Acquisition (480,000 shares) and a warrant issued in connection with the acquisition financing were outstanding as of December 31, 1995.

     As such, in the discussion that follows, all comparisons are made on a pro forma basis with reference to the following (in thousands, except per share amounts):

                                  Thirteen weeks        Pro forma
                                      ended        Thirteen weeks ended
                                  March 29, 1997     March 30, 1996
Net sales                        $31,738    100.0%   $27,389   100.0%
Cost of goods sold                22,610     71.2%    19,154    69.9%
     Gross profit                  9,128     28.8%     8,235    30.1%
Operating expense                  6,602     20.8%     6,707    24.5%
     Operating profit              2,526      8.0%     1,528     5.6%

Interest expense                  (1,532)    -4.8%    (1,556)   -5.7%
Other income                         155      0.5%        64     0.2%
  Earnings before income taxes     1,149      3.7%        36     0.1%

Income tax expense                  (117)    -0.4%       (58)   -0.2%

Net earnings (loss)              $ 1,032      3.3%      ($22)   -0.1%

Earnings (loss) per share          $0.23              ($0.01)

     Net sales. Net sales of $31.7 million in the first quarter of 1997 increased $4.3 million, or 16%, from net sales of $27.4 million in the first quarter of 1996. The increase was primarily the result of increased distribution and the introduction of new Tamor plastic storage products. Sales increases occurred primarily in home/closet organization and storage containers product lines. Sales of Tamor home/closet organization products increased 13.1% as a result of increased distribution of hanger products. Sales of Tamor storage containers increased 26.5% due to new product introductions (66% of the growth in the category) and additional distribution of existing products. Sales of Shutters home improvement products increased 24% due to several new customers.

     Gross profit. Gross profit increased 10% from $8.2 million in the first quarter of 1996 to $9.1 million in the first quarter of 1997, as a result of the increased sales described above. Gross profit margins decreased from 30.1% in the first quarter of 1996 to 28.8% in the first quarter of 1997, due primarily to increases in the cost of plastic resin. The cost of plastic resin increased approximately 12.4% between quarters resulting in a 3% drop in gross profit margin. Partially offsetting the increase in plastic resin costs were improvements in capacity utilization. During the first quarter of 1997, the Company was able to increase the use of excess capacity at its Selfix and Shutters manufacturing facilities for molding and packaging products for Tamor, which allowed Tamor to reduce outside molding costs and Selfix and Shutters to reduce per unit overhead costs.

     Operating expense. Operating expenses in the first quarter of 1997 of $6.6 million were essentially the same as compared to the first quarter of 1996. Selling expenses decreased from 17.0% of net sales in the first quarter of 1996 to 14.5% of net sales in the first quarter of 1997. Warehousing and customer service costs in the first quarter of 1997 were reduced by the 1996 closing of Selfix's Canadian facility in March, 1996. The 1996 decision to outsource certain product design services resulted in further personnel related savings.

     Administrative expenses also declined as a percentage of net sales from 6.6% in 1996 to 5.7% in the first quarter of 1997. The decrease in administrative expenses as a percentage of sales was the result of increases in sales that were achieved while holding administrative costs flat as compared to 1996.

     Amortization of intangibles decreased slightly from 0.8% of net sales in the first quarter of 1996 to .6% in the first quarter of 1997. The decrease was the result of a higher sales base.

     Operating profit. As a result of higher sales, operating profit increased $1.0 million, or 65%, to $2.5 million in the first quarter of 1997 from $1.5 million in the first quarter of 1996. In the first quarter of 1997, operating profit was 8.0% of net sales as compared to 5.6% of net sales in the first quarter of 1996.

     Interest expense. Interest expense of $1.5 million in the first quarter of 1997 was essentially unchanged from the first quarter of 1996. Both periods reflect amortization of debt discount related to the $7 million Subordinated Equity Bridge Note (the "Subordinated Note"), issued in connection with the Tamor acquisition. The debt discount of $0.4 million is being amortized over the 7 month period of time the Subordinated Note is expected to be outstanding. Both periods also reflect approximately $0.1 million of amortization related to fees and expenses incurred in connection with the Credit Agreement.

     Other income. Other income increased $0.1 million from 1996 to 1997 as a result of the reversal of excess accruals related to the 1996 closing of the Company's Canadian distribution facility.

     Income tax expense. The income tax expense recorded in the first quarter of 1997 reflects tax expenses for state income taxes in states where the Company does not have tax loss carryforwards. No carryforwards are available in Massachusetts, Tamor's primary state of business. The Company does not expect to record a material federal tax expense during 1997 as a result of tax loss carryforwards. Accordingly, no federal tax expense was recorded in the first quarter of 1997.

     The Company decreased the valuation allowance for net deferred tax assets by $0.4 million to $3.1 million. The Company carries the remaining allowance because although the Company has restructured its Selfix operations and returned to profitability in 1996, there is no assurance that the Company will be able to maintain profitability. The Company's ability to sustain profitability is dependent upon a number of factors, including the continued successful implementation of cost control measures, the successful integration of Tamor's operations into the Company's operations, maintenance of the Company's existing customer relationships at current levels of sales volume and various other factors beyond the Company's control, such as plastic resin price increases and the effect of general economic conditions. The Company has $3.1 million of net operating loss carryforwards remaining for book purposes. Net operating loss carryforwards for tax purposes have been fully utilized.

     Net earnings (loss). Net earnings increased to $1.0 million in the first quarter of 1997 from the first quarter of 1996 net loss of $0.02 million. Earnings per share increased to $0.23 in the first quarter of 1997 based on 4,513,683 weighted average shares outstanding as compared to the first quarter of 1996 loss per share of $0.01 based on 4,336,783 pro forma weighted average shares outstanding. If the Company had incurred a tax expense using a tax rate of 40% assuming no federal or state tax loss carryforwards, net earnings in the first quarter of 1997 would have been $0.7 million, or $0.15 per share based on 4,513,683 weighted average shares outstanding.

     Housewares

     First quarter 1997 performance in the housewares segment significantly improved as compared to the first quarter of 1996 on a pro forma basis. Net sales increased 15% from $25.1 million, on a pro forma basis, in the first quarter of 1996 to $30.0 million in the first quarter of 1997 as a result of new product introductions and expanded distribution. Operating profit increased 27% from $2.0 million (7.8% of net sales) on a pro forma basis in the first quarter of 1996 to $2.6 million, 8.5% of net sales, in the first quarter of 1997. Increased profitability was a result of the increased sales as well as decreased operating expenses both in absolute dollars and as a percent to sales. Decreases in operating expenses were related to personnel reductions initiated in the second and third quarters of 1996 together with the March, 1996 closing of the Company's Canadian distribution facility.

     Home Improvement Products

     First quarter 1997 sales and operating profit increased substantially from the first quarter of 1996. Net sales increased 38% from $1.3 million in the first quarter of 1996 to $1.8 million in the first quarter of 1997. The increase in sales was a result of new customers. Net sales in the first quarter are traditionally lower than the second and third quarter as sales are impacted by weather conditions which are generally better in the late spring, summer and early fall. The 1997 first quarter operating loss of $0.03 million was significantly decreased from the 1996 first quarter operating loss of $0.5 million. The reduction in the loss was a result of the increased sales and a $0.2 million decrease in operating expenses. The decrease in operating expenses was due to personnel cutbacks and less spending on marketing brochures.

Capital Resources and Liquidity

     Cash and cash equivalents at March 29, 1997 were $6.7 million as compared to $2.9 million at December 28, 1996. The Company's cash flow from operating activities was $.3 million during the thirteen weeks ended March 29, 1997. Increases in cash and cash equivalents resulted from borrowings from GECC in excess of funds required to close the Tamor transaction.

     The required borrowings for the Tamor Acquisition have significantly changed the Company's financial structure. To fund the Tamor Acquisition, financing facilities were provided by commercial lenders to replace and augment the financing facilities in place at December 28, 1996. The financing facilities provided consist of $40 million of term notes and a $20 million revolving line of credit under the Credit Agreement and a $7 million Subordinated Note. At March 29, 1997, the Company had total short and long term debt outstanding of $54.0 million and unused availability under the revolving line of credit of $12.2 million. There were no borrowings outstanding under the revolving line of credit at March 29, 1997. During the remainder of 1997, $2.5 million of debt will come due.

     The Company's capital spending needs in 1997 are expected to be between $7.5 and $10.0 million. Most of the spending relates to new injection molding presses and molds to support Tamor's sales growth and new product development. Also included in the capital spending forecast is approximately $2.4 million to expand Tamor's Missouri manufacturing and warehouse facility. The Company believes that its existing financing facilities together with its cash flow from operations will provide sufficient capital to fund operations, make the required debt repayments and meet the anticipated capital spending needs.

     On April 25, 1997, the Company filed a Registration Statement on Form S-2 with the Securities and Exchange Commission to register 3.5 million shares of common stock (not including the shares of common stock subject to the underwriters over-allotment option) of which 2.0 million are to be newly issued shares sold by the Company. The remaining 1.5 million shares are being sold by a former chief executive officer of the Company and by certain trusts of which her children are beneficiaries. The net proceeds from the offering, if completed, will be used (i) to repay a portion of the outstanding $40.0 million principal amount of the Term loans, and (ii) to repay in full the $7.0 million Subordinated Note. The Company used the proceeds of the portion of the Term Loans being repaid and the proceeds of the Subordinated Note and warrant to fund a portion of the purchase price of Tamor. The Company will not receive any of the proceeds from the sale of the shares of Common Stock being sold by the selling shareholders. However, there can be no assurance that the offering will occur.

                      PART II - OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders.
        The Board of Directors of the Company approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 7,500,000 to 15,000,000 shares subject to stockholder approval, on January 30, 1997, (the "Amendment"). The holders of a majority of the outstanding shares of Common Stock approved the Amendment by written consent in lieu of meeting, effective as of March 6, 1997, in accordance with Section 228 of the Delaware General Corporation Law, ("DGCL"). The consent of the remaining stockholders of the Company was not required and was not solicited in connection with this action. Pursuant to Section 228(d) of the DGCL, the Company's stockholders were provided with notice of the approval by less than unanimous written consent of the Company's stockholders of the Amendment. The Company's stockholders were furnished with an Information Statement pursuant to Section 14C of the Securities Exchange Act of 1934 and Regulation 14C and
        Schedule 14C thereunder, and, in accordance therewith, the Amendment was not filed with the Secretary of State of the State of Delaware and will not become effective until May 12, 1997, which date is at least 20 calendar days after the mailing of the Information Statement relating to the Amendment.

ITEM 6. Exhibits and Reports on Form 8-K.
      On March 14, 1997, the Registrant filed a report on Form 8-K dated February 28, 1997 reporting the Tamor Acquisition. Tamor designs, manufactures and markets quality plastic housewares products. For more information regarding the Tamor Acquisition, see Note 5 of the Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition.

                             SIGNATURE PAGE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HOME PRODUCTS INTERNATIONAL, INC.



                                   By:   /s/ James E. Winslow
                                        James E. Winslow
                                        Executive Vice President
                                        Chief Financial Officer



Dated:  May 9, 1997