Form 10-Q
period 1997-06-28
HOME PRODUCTS INTERNATIONAL INC
filed 1997-08-05
CIK 814457

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



                               FORM 10-Q

(Mark One)
[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Period Ended June 28, 1997

                                   or

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission file number 0-17237

                            HOME PRODUCTS INTERNATIONAL, INC.

         (Exact name of registrant as specified in its Charter)



          Delaware                                  36-4147027
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)


4501 West 47th Street
   Chicago, Illinois                                   60632
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

Common shares, par value $0.01, outstanding as of August 5, 1997-6,662,184

                    HOME PRODUCTS INTERNATIONAL, INC

                                 INDEX


                                                                     Page
                                                                    Number
Part I. Financial Information

        Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets                  3

                 Condensed Consolidated Statements of Operations        4
                 and Retained Earnings

                 Condensed Consolidated Statements of Cash Flows        5

                 Notes to Condensed Consolidated Financial Statements   6




        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    8


Signatures                                                             16

PART   FINANCIAL INFORMATION
I
       ITEM 1.  FINANCIAL
       STATEMENTS

                   HOME PRODUCTS INTERNATIONAL, INC.


                 Condensed Consolidated Balance Sheets


                                                 June 28,    December 28,
                                                   1997          1996
                                                (unaudited)
                  Assets              (in thousands, except share amounts)
Current assets:
  Cash and cash equivalents ....................   $ 2,563   $  2,879

  Accounts receivable, net .....................    21,531       6,594
  Inventories, net .............................    13,833       4,391
  Prepaid expenses and other current assets ....       486         100
    Total current assets .......................    38,413      13,964
Property, plant and equipment - at cost.........    56,828      22,515
Less accumulated depreciation and amortization..   (33,995)    (14,581)
Property, plant and equipment, net..............    22,833       7,934
Intangible and other assets.....................    32,450       2,807
Total assets....................................   $93,696     $24,705


     Liabilities and Stockholders' Equity
Current liabilities:
  Current maturities of long-term obligations...   $ 2,974     $   838

  Accounts payable .............................     9,324       1,956
  Accrued liabilitie ...........................     9,508       4,018
    Total current liabilities ..................    21,806       6,812
Long-term obligations - net of current
    maturities..................................    54,524       6,184
Stockholders' equity:
    Preferred Stock - authorized, 500,000 shares,
    shares $.01 par value; none issued .........       -           -

  Common Stock - authorized 15,000,000 shares,
    $.01 par value;
    4,382,184 shares issued at June 28, 1997 and
    3,881,423 shares issued at December 28, 1996.       44         39
  Additional paid-in capital ....................   13,675     10,839
  Retained earnings .............................    4,118      1,296
  Common Stock held in treasury - at cost
  (58,762 shares)................................     (264)      (264)
  Currency translation adjustments ..............     (207)      (201)
    Total stockholders' equity ..................   17,366     11,709
Total liabilities and stockholders' equity.......  $93,696    $24,705

The accompanying notes are an integral part of the financial statements.

                   HOME PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations and Retained Earnings
                              (unaudited)

                                        Thirteen Weeks    Twenty-six Weeks
                                              Ended            Ended
                                        June 28, June 29,  June 28  June 29,
                                         1997     1996     1976      1996
                           (Dollars in thousands, except per share amounts)
Net sales ............................ $33,023 $10,155    $64,761  $18,781
Cost of goods sold ...................  22,899   5,844     45,509   11,612
  Gross profit .......................  10,124   4,311     19,252    7,169
Operating expenses
  Selling ............................   4,480   2,305      9,068    4,787
  Administrative .....................   1,982   1,100      3,791    2,401
  Amortization of intangible Assets...     202      44        407       87
                                         6,664   3,449     13,266    7,275
  Operating profit (loss) ............   3,460     862      5,986     (106)

Other income (expense)
  Interest income ....................      17       7         48       18
  Interest (expense) .................  (1,608)   (180)    (3,139)    (360)
  Other income, net ..................       6      20        130       41

                                        (1,585)   (153)     2,961     (301)

Earnings (loss) before income Taxes...   1,875     709      3,025     (407)

Income tax expense ...................     (86)    -         (203)       -

Net earnings (loss) ..................   1,789     709      2,822     (407)
Retained earnings at beginning of
period................................   2,329    (626)     1,296      490

Retaining earnings at end of period... $ 4,118  $   83    $ 4,118  $    83

Net earnings (loss) per common
  equivalent share.................... $   .40  $  .19    $   .63  $  (.11)
Number of weighted common and common
  common equivalent shares
  outstanding........................4,505,771 3,820,147 4,509,727 3,818,664

The accompanying notes are an integral part of the financial statements.

                     HOME PRODUCTS INTERNATIONAL, INC.
            Condensed Consolidated Statements of Cash Flows
                              (unaudited)

                                                   Twenty-six Weeks Ended
                                                     June 28,    June 29,
                                                       1997        1996
                                                        (in thousands)
Cash flows from operating activities:
 Net earnings (loss) ...............................  $ 2,822    $(407)
 Adjustments to reconcile net earnings (loss)
  to net cash (used) provided by operating
  activities:
  Depreciation and amortization ....................    3,461    1,138
  Changes in assets and liabilities:
    (Increase) in accounts receivable ..............   (6,077)  (1,501)
    (Increase) decrease in inventories..............   (3,317)     544
    (Increase) in refundable income taxes...........      -       (101)
    (Decrease) in accounts payable .................   (5,033)     (26)
    Increase (decrease) in accrued liabilities......    2,047     (667)
  Other operating activities, net ..................     (774)    (180)
Net cash (used) by operating activities.............   (6,871)  (1,200)

Cash flows from investing activities:
 Tamor Acquisition, net of cash acquired............  (27,876)      -
 Proceeds from sale or maturity of marketable
    securities......................................     -          28
 Capital expenditures, net .........................   (1,087)    (801)
 Loss on sale of fixed assets ......................      -          9

Net cash (used) for investing activities............  (28,963)    (506)

Cash flows from financing activities:
 Payments on borrowings ............................  (12,294)     (31)
 Net proceeds from borrowings and warrant...........   47,777        -
 Payment of capital lease obligation ...............      (18)     (15)
 Exercise of common stock options and issuance of
    common stock under stock purchase plan..........       53       59


Net cash provided by financing activities...........   35,518       13
 Net (decrease) in cash and cash equivalents........     (316)  (1,693)
 Cash and cash equivalents at beginning of period...    2,879    2,982
 Cash and cash equivalents at end of period.........  $ 2,563  $ 1,289

Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest and swap fees ............................   $1,721  $   294
 Income taxes, net .................................    1,225      101

The accompanying notes are an integral part of the financial statements.

                   Home Products International, Inc.
    Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Unless the context otherwise requires, references herein to (i) the "Company" are to Home Products International, Inc., a Delaware corporation ("HPI"), and its wholly-owned subsidiaries, Selfix, Inc. a Delaware corporation ("Selfix"), Tamor Corporation, a Massachusetts corporation ("Tamor"), and Shutters, Inc. an Illinois corporation ("Shutters"), (ii) "Tamor" includes both Tamor and Housewares Sales, Inc., a Massachusetts corporation and Tamor's affiliated product distribution company which was merged into Tamor as part of the Tamor Acquisition (as defined), and (iii) the "Tamor Acquisition" are to the acquisition by the Company of the business of Tamor and Housewares Sales, Inc. which was acquired in February, 1997, effective as of January 1, 1997.

The unaudited condensed financial statements included herein as of and for the thirteen and twenty-six weeks ended June 28, 1997 and June 29, 1996 reflect, in the opinion of the Company, all adjustments (which include only normal recurring accruals) necessary for the fair presentation of the financial position, the results of operations and cash flows. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's 1996 Annual Report on Form 10-K. The results for the interim periods presented are not necessarily indicative of results to be expected for the full year.

Note 2.  Inventories are summarized as follows (in thousands):

                                            June 28,   December 28
                                             1997        1996

     Finished goods .....................   $8,191       $2,604
     Work-in-process ....................    2,406        1,003
     Raw materials ......................    3,236          784

                                            $13,833     $ 4,391

Note 3. No provision was made for federal income taxes in 1997 or 1996 due to net operating loss carryforwards and certain tax credit carryforwards available to the Company. The provision for income taxes for 1997 reflects state income taxes in states in which the Company has no tax loss carryforwards.

Note 4. Earnings per share have been computed by dividing net earnings for the thirteen weeks ended June, 28, 1997 and June 29, 1996 by the weighted average common and common equivalent shares of 4,505,771 and 3,820,147, respectively. For the twenty-six weeks ended June 28, 1997 and June 29, 1996, earnings (loss) per share have been computed by dividing the net income (loss) by 4,509,727, and 3,818,664, the weighted average common and common equivalent shares outstanding as of the respective date. Common equivalent shares included in the computation of common and common equivalent shares represent shares issuable upon assumed exercise of stock options using the treasury stock method. Common share equivalents are not included under the treasury stock method when their effect is antidulitive.

Note 5. Pursuant to an agreement dated October 29, 1996, the Company, as of January 1, 1997, took operating and financial control of Tamor, assumed substantially all of the liabilities of Tamor and retained substantially all of the earnings from Tamor's operations. Actual results are combined since the date of effective control although the purchase transaction did not close until February 28, 1997. The twenty-six weeks ended June 28, 1997 includes imputed interest and other financing related charges resulting from the effective date of the Tamor acquisition prior to the closing date.

     The pro forma impact of the Tamor Acquisition on the Company's historical results together with a detailed description of the related financing is more fully described in Note 15 to the Consolidated Financial Statements of the Company as included in the Company's 1996 Annual Report on Form 10-K.

Note 6. During the thirteen week period ended June 28, 1997, employees exercised options to purchase 500 shares of the Company's common stock at exercise prices ranging from $4.75 to $5.00 per share.

Note 7. On June 30, 1997, within the Company's third quarter, the Company completed a secondary public offering of 2.0 million new shares of its common stock. Net proceeds in the amount of $18.3 million were used to repay subordinated debt of $7.0 million, term debt of $11.1 million, and accrued interest of $.2 million. On July 16, 1997, an additional 280,000 common shares were sold pursuant to an underwriters over-allotment provision. Net proceeds in the amount of $2.6 million were used to repay term debt.


 ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This quarterly report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: (i) the anticipated effect of the Tamor Acquisition on the Company's sales and earnings;
(ii) the impact of the level of the Company's indebtedness; (iii) restrictive covenants contained in the Company's various debt documents;
(iv) general economic conditions and conditions in the retail environment; (v) the Company's dependence on a few large customers; (vi) price fluctuations in the raw materials used by the Company, particularly plastic resin; (vii) competitive conditions in the Company's markets; (viii) the seasonal nature of the Company's business;
(ix) the Company's ability to execute its acquisition strategy; (x) fluctuations in the stock market; (xi) the extent to which the Company is able to retain and attract key personnel; (xii) relationships with retailers; and (xiii) the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company' periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission

     In the discussion and analysis that follows, all references to 1997 and 1996 refer to the 13 and 26 week periods ended June 28, 1997 and June 29, 1996, respectively.

     Tamor Acquisition. Pursuant to an agreement dated October 29, 1996, the Company, as of January 1, 1997, took operating and financial control of Tamor, assumed substantially all of the liabilities of Tamor and retained substantially all of the earnings from Tamor's operations. Actual results are combined since the date of effective control although the purchase transaction did not close until February 28, 1997. Tamor designs, manufactures and markets quality plastic housewares products.

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

Thirteen weeks ended June 28, 1997 compared to the thirteen weeks ended June 29, 1996

     General. The Tamor Acquisition and the related financing significantly impacted the Company's operating results for the second quarter of 1997. The acquisition of Tamor contributed to the improvement of the Company's net earnings from $.7 million in the second quarter of 1996 to net earnings of $1.8 million in the second quarter of 1997. The improved earnings were also the result of significant improvements in the financial performance of Selfix and Shutters. Tamor contributed $.6 million of pre-tax earnings in the quarter, net of related financing expenses, transaction costs and goodwill amortization. Selfix and Shutters had combined pre-tax profits of $1.3 million in the second quarter of 1997 as compared to $.7 million in the second quarter of 1996. The improved results at Selfix and Shutters were due to higher gross profit margins and reduced operating expenses consistent with management initiatives implemented in 1996.

     The following discussion and analysis compares the results for the second quarter of 1997 to the pro forma results for the second quarter of 1996. Management believes that such a comparison is necessary to meaningfully analyze the changes occurring in such quarters. The pro forma financial results give effect to the Tamor Acquisition, and related financing, as if each of the transactions had occurred on December 31, 1995. The pro forma operating expenses reflects (i) additional amortization expense resulting from the recording of goodwill associated with the Tamor Acquisition, (ii) net estimated cost savings as a result of the Tamor Acquisition, including a net reduction in discretionary distributions paid to and on the behalf of related parties of Tamor and (iii) additional costs associated with the Company's 401(k) and profit sharing plans and certain other fees. The pro forma interest expense reflects the estimated net increase in interest expense as if the Tamor Acquisition and related financing and occurred on December 31, 1995. The pro forma number of weighted average shares assumes the shares issued as a result of the Tamor Acquisition (480,000 shares) and a warrant issued in connection with the acquisition financing were outstanding as of December 31, 1995.

     As such, in the discussion that  follows, all comparisons are  made on a pro  forma basis  with reference  to the  following (in  thousands, except per share amounts):
                                                    Pro forma
                                Thirteen weeks    Thirteen weeks
                                    ended             ended
                                June 28, 1997      June 29, 1996
Net sales                       $33,023  100.0%   $28,227  100.0%
Cost of goods sold               22,899   69.3%    19,958   70.7%
     Gross profit                10,124   30.7%     8,269   29.3%

Operating expenses                6,664   20.2%     5,815   20.6%
     Operating profit             3,460   10.5%     2,454    8.7%
 Other income (expense)              23    0.1%        78    0.3%
  Earnings before income taxes    1,875    5.7%       868    3.1%

Income tax expense                  (86)  (0.3%)      (27) ( 0.1%)

Net earnings                    $ 1,789    5.4%   $   841    3.0%

Net earnings per share            $0.40             $0.19

     Net sales. Net sales of $33.0 million in the second quarter of 1997 increased $4.8 million, or 17%, from net sales of $28.2 million in the second quarter of 1996. The increase was primarily the result of increased distribution and the introduction of new Tamor plastic storage products. Sales increases occurred primarily in juvenile products, home/closet organization and storage containers product lines. Sales of juvenile products increased 45% ($1.1 million) as a result of a large promotional shipment to one customer. Sales of home/closet organization products increased 9% as a result of increased distribution of hanger products. Sales of storage containers increased 34% ($2.8 million) due to new product introductions and additional distribution of existing products. Sales of Shutters home improvement products were down $.5 million related to inclement weather in April and May.

     Gross profit. Gross profit increased 22% from $8.3 million in the second quarter of 1996 to $10.1 million in the second quarter of 1997, as a result of the increased sales described above and improved margins. Gross profit margins increased from 29.3% in the second quarter of 1996 to 30.7% in the second quarter of 1997, due primarily to increased capacity utilization and a slight decrease in the cost of plastic resin.

The cost of plastic resin decreased approximately 3% between quarters resulting in a .6% improvement in gross profit margin. During the quarter, the Company was able to increase the use of excess capacity at its Selfix and Shutters manufacturing facilities for molding and packaging products for Tamor, which allowed Tamor to reduce outside molding costs and Selfix and Shutters to reduce per unit overhead costs.

     Operating expenses. Operating expenses in the second quarter of 1997 of $6.7 million increased $.8 million as compared to the second quarter of 1996. As a percentage of net sales, operating expenses declined from 20.6% in 1996 to 20.2% in 1997. The primary contributors to the $.8 million increase was due to increased variable selling expenses on the net sales improvement between years and additional marketing personnel were added at Tamor.

     Amortization of intangibles decreased slightly from 0.7% of net sales in the second quarter of 1996 to .6% in the second quarter of 1997. The decrease was the result of a higher sales base.

     Operating profit. As a result of higher sales and gross margins, operating profit increased $1.0 million, or 41%, to $3.5 million in the second quarter of 1997 from $2.5 million in the second quarter of 1996. In the second quarter of 1997, operating profit was 10.5% of net sales as compared to 8.7% of net sales in the second quarter of 1996.

     Interest expense. Interest expense of $1.6 million in the second quarter of 1997 was essentially unchanged from the second quarter of 1996. Both periods reflect amortization of debt discount related to the Subordinated Note. The debt discount of $0.4 million is being amortized over the seven month period of time the Subordinated Note is expected to be outstanding. Both periods also reflect approximately $0.1 million of amortization related to fees and expenses incurred in connection with the Credit Agreement.

     Income tax expense. The income tax expense recorded in the second quarter of 1997 reflects tax expenses for state income taxes in states where the Company does not have net operating loss carryforwards. No carryforwards are available in Massachusetts, Tamor's primary state of business. The Company does not expect to record a material federal tax expense during 1997 as a result of utilizing net operating loss carryforwards and certain tax credit carryforwards. Accordingly, no federal tax expense was recorded in the second quarter of 1997.

     The Company decreased the valuation allowance for net deferred tax assets by $1.7 million to $1.0 million. The Company carries the remaining allowance because although the Company has restructured its Selfix operations and returned to profitability in 1996, the Company has not yet been able to conclude that it is more likely than not that it will be able to realize certain deferred tax assets. The Company has based this determination on its historical results of operations and the uncertainty of several other factors, including the successful integration of Tamor's operations into the Company's operations, the impact of the substantial indebtedness incurred in connection with the Tamor Acquisition, the maintenance of the Company's existing customer relationship at current levels of sales volume, the continued successful implementation of cost control measures and various other factors beyond the Company's control, such as plastic resin price increases and the effect of general economic conditions. However, if the results of operations for the remainder of 1997 remain profitable the Company expects to be able to reduce or eliminate the $1.0 million valuation allowance in the fourth quarter of 1997.

     Net earnings. Net earnings increased to $1.8 million in the second quarter of 1997 from $.8 million in the second quarter of 1996. Earnings per share increased to $0.40 in the second quarter of 1997 based on 4,505,771 weighted average shares outstanding as compared to the second quarter of 1996 earnings per share of $.19 based on 4,339,749 pro forma weighted average shares outstanding. If the Company had incurred a tax expense using a tax rate of 40% assuming no federal or state tax loss carryforwards, net earnings in the second quarter of 1997 would have been $1.1 million, or $0.25 per share based on 4,505,771 weighted average shares outstanding.

Operating Results by Industry Segment

     Housewares

     Second quarter 1997 performance in the housewares segment significantly improved as compared to the second quarter of 1996 on a pro forma basis. Net sales increased 21% from $25.4 million in the first quarter of 1996 to $30.6 million in the second quarter of 1997 as a result of new product introductions and expanded distribution. Operating profit increased 49% from $2.0 million, 7.9% of net sales, on a pro forma basis in the second quarter of 1996 to $3.0 million, 9.8% of net sales, in the second quarter of 1997. Increased profitability was a result of the increased sales as well as improved gross margins. Gross margins improved as a result of lower resin prices and increased facility utilization.

     Home Improvement Products

     Second quarter 1997 sales of $2.4 million were down $.5 million from the second quarter of 1996. Sales in the period were impacted by inclement weather in April and May thus reducing sales below expectations. Gross profit margins were down slightly but this was recovered through operating expense reductions. As a result, operating profits of $.5 million were up slightly from the prior year.

Twenty-six weeks ended June 28, 1997 compared to the twenty-six weeks ended June 29, 1996.

     General. The Tamor Acquisition and the related financing significantly impacted the Company's operating results for the first half of 1997. The acquisition of Tamor was a significant factor in the improvement of the Company's net earnings from a net loss of $.4 million in 1996 to net earnings of $2.8 million in 1997. The improved earnings were also the result of significant improvements in the financial performance of Selfix and Shutters. Tamor contributed $1.7 million of pre-tax earnings in the first half, net of related financing expenses, transaction costs and goodwill amortization. Selfix and Shutters had pre-tax profits of $1.3 million in the first half of 1997 as compared to a $.4 million loss in the first half of 1996. The improved results at Selfix and Shutters were due to higher gross profit margins and reduced operating expenses consistent with management initiatives implemented in 1996.

     The following discussion and analysis compares the results for  the first half of 1997 to the pro forma  results for the first half of  1996 as if the  Tamor Acquisition and  related financing had  occurred as  of
December 31,  1995.   Management  believes  that such  a  comparison  is
necessary to meaningfully analyze the  changes occurring in the  twenty-
six week periods.  The pro forma financial results below give effect  to the same adjustments as are reflected in the above pro forma  discussion of second quarter results.

     In the discussion that follows, all  comparisons are made on a  pro forma basis with reference  to the following  (in thousands, except  per share amounts):
                                                       Pro forma
                               Twenty-six weeks     Twenty-six weeks
                                    ended                 ended
                                June 28, 1997         June 29, 1996
Net sales                       $64,761  100.0%      $55,616  100.0%
Cost of goods sold              4 5,509   70.3%       39,112   70.3%
     Gross profit               19,252    29.7%      $16,504   29.7%
Operating expenses              13,266    20.5%       12,522   22.5%
     Operating profit            5,986     9.2%        3,982    7.2%

Interest expense                (3,139)   (4.8%)      (3,220)  (5.8%)
Other income                       178     0.3%          142    0.2%
  Earnings before income taxes   3,025     4.7%          904    1.

Income tax expense                (203)   (0.3%)         (85)  (0.1%)

Net earnings                   $ 2,822     4.4%      $   819    1.5%

Net earnings per share           $0.63                 $ .19

     Net sales. Net sales of $64.8 million in 1997 increased $9.2 million, or 16%, from net sales of $55.6 million in 1996. The increase was primarily the result of increased distribution and the introduction of new Tamor plastic storage products. Sales increases occurred primarily in juvenile products, home/closet organization and storage containers product lines. Sales of juvenile products increased 26%
($1.3 million) primarily as a result of a promotional shipment to one customer. Sales of home/closet organization products increased 11% ($2.1 million) as a result of increased distribution of hanger products. Sales of storage containers increased 30% ($5.1 million) due to new product introductions and additional distribution of existing products. Sales of Shutters home improvement products decreased 4% due to the inclement weather in the second quarter of 1997.

     Gross profit. Gross profit increased 17% from $16.5 million in 1996 to $19.3 million in 1997, as a result of the increased sales described above. Gross profit margins were 29.7% in both years. The cost of plastic resin increased approximately 4% between periods resulting in a .8% drop in gross profit margin. Offsetting the increase in plastic resin costs were improvements in capacity utilization. During 1997, the Company was able to increase the use of excess capacity at its Selfix and Shutters manufacturing facilities for molding and packaging products for Tamor, which allowed Tamor to reduce outside molding costs and Selfix and Shutters to reduce per unit overhead costs.

     Operating expenses. Operating expenses in 1997 of $13.3 million increased from $12.5 million in 1996. The increase in operating expense is primarily due to variable related selling costs and additional personnel to support sales growth. As a percentage of net sales, operating expenses were 20.5% down from 22.5% in 1996.

     Amortization of intangibles decreased slightly from 0.7% of net sales in 1996 to .6% in 1997. The decrease was the result of a higher sales base.

     Operating profit. As a result of higher sales, operating profit increased $2.0 million, or 50%, to $6.0 million in 1997 from $4.0 million in 1996. In 1997, operating profit was 9.2% of net sales as compared to 7.2% of net sales in 1996.

     Interest expense. Interest expense of $3.1 million in 1997 was essentially unchanged from 1996. Both periods reflect amortization of debt discount related to the Subordinated Note. The debt discount of $0.4 million is being amortized over the seven month period of time the Subordinated Note is expected to be outstanding. Both periods also reflect approximately $0.1 million of amortization related to fees and expenses incurred in connection with the Credit Agreement.

     Income tax expense. The income tax expense recorded in 1997 reflects tax expenses for state income taxes in states where the Company does not have net operating loss carryforwards. No carryforwards are available in Massachusetts, Tamor's primary state of business. The Company does not expect to record a material federal tax expense during 1997 as a result of utilizing net operating loss carryforwards and certain tax credit carryforwards. Accordingly, no federal tax expense was recorded in the period.

     The Company decreased the valuation allowance for net deferred tax assets by $2.1 million to $1.0 million. The Company carries the remaining allowance because although the Company has restructured its Selfix operations and returned to profitability in 1996, there is no assurance that the Company will be able to conclude that it is more likely than not that it will be able to realize certain deferred tax assets. The Company has based this determination on its historical results of operations and the uncertainty of several other factors, including the successful integration of Tamor's operations into the Company's operations, the impact of the substantial indebtedness incurred in connection with the Tamor Acquisition, the maintenance of the Company's existing customer relationships at current levels of sales volume, the continue successful implementation of cost control measures and various other factors beyond the Company's control, such as plastic resin price increases and the effect of general economic conditions. However, if the results of operations for the remainder 1997 remain profitable, the Company expects to be able to reduce or eliminate the $1.0 million valuation allowance in the fourth quarter of 1997. Net earnings. Net earnings increased to $2.8 million in 1997 from $.8 million in 1996. Earnings per share increased to $0.63 in 1997 based on 4,509,727 weighted average shares outstanding as compared to 1996 earnings per shares of $0.19 based on 4,338,266 pro forma weighted average shares outstanding. If the Company had incurred a tax expense using a tax rate of 40% assuming no federal or state tax net operating loss carryforwards, net earnings in 1997 would have been $1.8 million, or $0.40 per share based on 4,509,727 weighted average shares outstanding.

Capital Resources and Liquidity

     Cash and cash equivalents at June 28, 1997 were $2.6 million as compared to $2.9 million at December 28, 1996. Cash used by operating activities during the first half of 1997 was $6.9 million. Working capital increased $12.4 million in the six month period as a result of higher accounts receivable and increased inventory levels, both in support of the 16% growth in sales for the period, as well as a decrease in accounts payable for the period.

     The required borrowings for the Tamor Acquisition have significantly changed the Company's financial structure. To fund the Tamor Acquisition, financing facilities were provided by commercial lenders to replace and augment the financing facilities in place at December 28, 1996. The financing facilities provided consisted of $40 million of term notes and a $20 million revolving line of credit under the Credit Agreement and a $7 million Subordinated Note. At June 28, 1997, the Company had total short and long term debt outstanding of $57.5 million and unused availability under the revolving line of credit of $10.4 million. In the twelve months following June 28, 1997, $2.5 million of debt will come due.

     On June 30, 1997, within the Company's third quarter, the Company completed a secondary public offering of 2.0 million new shares of its common stock. Net proceeds in the amount of $18.3 million were used to repay subordinated debt of $7.0 million, term debt of $11.1 million, and accrued interest of $.2 million. On July 16, 1997, an additional 280,000 common shares were sold pursuant to an underwriters over-allotment provision. Net proceeds in the amount of $2.6 million were used to repay term debt. As a result of the offering, the Company's leverage has been significantly reduced and the Company's ability to obtain financing for future acquisitions has been improved.

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

     Outlook

     The first half of 1997 has been in line with management expectations. The Tamor acquisition has contributed sales growth and earnings while Selfix and Shutters are both performing at significantly more profitable levels. Tamor continues to experience significant sales growth, up 24% year-to-date as it drives sales through new product introductions primarily in the storage category. This rate of growth is expected to continue through the balance of fiscal 1997. Selfix and Shutters are experiencing the benefits of the operating initiatives and cost cutting measures taken during 1995 and 1996. On a combined basis, first half operating profits at these entities are up $1.6 million as compared to a year ago when a slight operating loss was reported. Second half profitability is expected to be at similar levels.

The Company is a significant user of plastic resin and as such is exposed to fluctuations in the cost of this primary raw material. Plastic resin costs are difficult to predict, can move up or down month to month and cannot be effectively hedged. As the Company continues to grow primarily in the Tamor product lines, it becomes more susceptible to swings in resin pricing. Gross margins on these products tend to be lower due to competitive pressures, and as such, cost increases cannot be readily passed along to customers. The Company currently expects resin costs for the remainder of 1997 to stay at or about the same level as experienced in the first twenty-six weeks of the year.

     As the Company aggressively pursues sales growth in the storage container category, it has outgrown its current productive capacity. As a result there is a need to outsource more production. Costs to produce product at contract molders are slightly higher than the cost of internal production. As such, margins on incremental sales may be lower. Management is currently studying the economics of expanded capacity as well as strategies for making more profitable use of existing capacity. Such strategies may involve strategic decisions to grow at a slower but more profitable pace.

     Management will continue to seek strategic acquisitions of companies and product lines that fit within the desired categories of products for the home. Such categories currently include home storage, home organization and bathwares. Management is very much interested in product lines and business that would allow for diversification away from the current susceptibility to plastic resin cost fluctuations. Management expects continued sales and earnings growth as a result of future acquisitions but that additional financing may be necessary to support acquisition activity. Given the success of the Company's July stock offering, management believes it is now better positioned to obtain financing through either the debt or equity markets. Debt to equity ratios have been reduced below 50% after the offering thus providing capital stability in support of efforts to obtain financing for strategic acquisitions.

                             SIGNATURE PAGE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HOME PRODUCTS INTERNATIONAL, INC.



                                   By:   /s/ James E.Winslow
                                        James E. Winslow
                                        Executive Vice President
                                        Chief Financial Officer


Dated:  August 5, 1997