Form 10-Q
period 1997-09-27
HOME PRODUCTS INTERNATIONAL INC
filed 1997-11-10
CIK 814457

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



                               FORM 10-Q

(Mark One)
[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Period Ended September 27, 1997

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



Common shares, par value $0.01, outstanding as of November 10, 1997 -
6,673,453

                    HOME PRODUCTS INTERNATIONAL, INC

                                 INDEX

                                                                     Page
                                                                    Number
 Part I.  Financial Information

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets                 3

                   Condensed Consolidated Statements of Operations
                   and Retained Earnings                                 4

                   Condensed Consolidated Statements of Cash Flows       5

                   Notes to Condensed Consolidated Financial Statements  6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   8

 Part II. Other Information

          Item 2.  Changes in Securities and Use of Proceeds            16

          Item 6.  Exhibits and Reports on Form 8-K                     16

 Signatures                                                             17

PART I    FINANCIAL INFORMATION
          ITEM 1.  FINANCIAL STATEMENTS

                   HOME PRODUCTS INTERNATIONAL, INC.
                 Condensed Consolidated Balance Sheets
                  (in thousands, except share amounts)

                                                   September   December
                                                      27,         28,
                                                     1997        1996
                                                  (unaudited)
                     Assets
Current assets:
  Cash and cash equivalents ...................... $  3,521    $  2,879

  Accounts receivable, net .......................   18,263       6,594
  Inventories, net ...............................   15,635       4,391
  Prepaid expenses and other current assets ......      432         100
    Total current assets .........................   37,851      13,964
Property, plant and equipment - at cost...........   43,950      22,515
Less accumulated depreciation and amortization....  (18,746)    (14,581)
Property, plant and equipment, net................   25,204       7,934
Intangible and other assets.......................   33,033       2,807
Total assets......................................  $96,088     $24,705

     Liabilities and Stockholders' Equity
Current liabilities:
  Current maturities of long-term obligations       $ 3,038     $   838
  Accounts payable ...............................    7,880       1,956
  Accrued liabilities ............................    8,260       4,018
    Total current liabilities ....................   19,178       6,812
Long-term obligations - net of current maturities.   36,883       6,184
Stockholders' equity:
    Preferred Stock - authorized, 500,000 shares,
       $.01 par value; none issued................      -           -
    Common Stock - authorized 15,000,000 shares,
       $.01 par value; 6,672,453 shares issued at
       September 27, 1997 and 3,881,423 shares
       issued at December 28,1996 ................       67          39
    Additional paid-in capital ...................   33,892      10,839
    Retained earnings ............................    6,539       1,296
    Common Stock held in treasury - at cost
    (58,762 shares)...............................     (264)       (264)
    Currency translation adjustments .............     (207)       (201)
       Total stockholders' equity ................   40,027      11,709
Total liabilities and stockholders' equity........  $96,088     $24,705

The accompanying notes are an integral part of the financial statements.

                   HOME PRODUCTS INTERNATIONAL, INC.
 Condensed Consolidated Statements of Operations and Retained Earnings
                               (unaudited)
            (Dollars in thousands, except per share amounts)


                                      Thirteen Weeks  Thirty-nine Weeks
                                           Ended            Ended
                                        Sept     Sept    Sept     Sept
                                         27,      28,     27,      28,
                                        1997     1996    1997     1996
Net sales ............................$32,875  $10,726  $97,636  $29,507
Cost of goods sold ................... 22,498    6,338   68,007   17,950
  Gross profit ....................... 10,377    4,388   29,629   11,557

Operating expenses
  Selling ............................  4,877    2,353   13,944    7,140
  Administrative .....................  1,695    1,071    5,486    3,472
  Amortization of intangible Assets...    208       52      615      139
                                        6,780    3,476   20,045   10,751

  Operating profit  ..................  3,597      912    9,584      806

Other income (expense)
  Interest income ....................      1       33       49       51
  Interest (expense) ................. (1,067)    (175)  (4,207)    (535)
  Other net ..........................    (42)      (6)      88       35
                                       (1,108)    (148)  (4,070)    (449)

Earnings before  income taxes ........  2,489      764    5,514      357

Income tax expense ...................    (68)     -       (271)     -

Net earnings  ........................  2,421      764    5,243      357
Retained earnings at beginning of
  Period .............................  4,118       83    1,296      490
Retaining earnings at end of
  Period .............................$ 6,539   $  847  $ 6,539   $  847

Net earnings per common and
    common equivalent share ..........$   .36   $ 0.20  $  0.99   $ 0.09

Number of weighted common and common
    equivalent shares outstanding.....   6,793   3,824    5,275    3,820

The accompanying notes are an integral part of the financial statements.

                   HOME PRODUCTS INTERNATIONAL, INC.
            Condensed Consolidated Statements of Cash Flows
                       (unaudited, in thousands)

                                                      Thirty-nine weeks
                                                            Ended
                                                     Sept 27,    Sept 28,
                                                       1997        1996
 Cash flows from operating activities:
 Net earnings ....................................   $ 5,243      $  357
 Adjustments to reconcile net earnings to
 net cash (used) by operating activities:
  Depreciation and amortization ..................     5,205       1,649
  Changes in assets and liabilities:
    (Increase) in accounts receivable ............    (2,809)     (2,611)
    (Increase) decrease in inventories ...........    (5,119)      1,099
    (Increase) in refundable income taxes.........       -           (71)
    (Decrease) in accounts payable ...............    (6,477)        (19)
    Increase (decrease) in accrued liabilities....       218        (484)
  Other operating activities, net ................      (667)       (247)
Net cash (used) by operating activities...........    (4,406)       (327)

Cash flows from investing activities:
 Tamor Acquisition, net of cash acquired..........   (27,876)         -
 Proceeds from sale or maturity of marketable
 securities ......................................       -           286
 Capital expenditures, net .......................    (5,168)     (1,172)
 Loss on sale of fixed assets ....................       -            11

Net cash (used) for investing activities..........   (33,044)       (875)
Cash flows from financing activities:
 Payments on borrowings ..........................   (33,497)        (47)
 Net proceeds from borrowings and warrants........    51,324         -
 Net proceeds from secondary stock offering.......    20,171         -
 Payment of capital lease obligation .............       (28)        (24)
 Exercise of common stock options and issuance of
  common stock under stock purchase plan..........       122          74

Net cash provided by financing activities.........    38,092           3
 Net increase (decrease) in cash and cash
  equivalents ....................................       642      (1,199)
 Cash and cash equivalents at beginning of period.     2,879       2,982
 Cash and cash equivalents at end of period......    $ 3,521     $ 1,783

Supplemental disclosures of cash flow
information:
Cash paid during the period for:
 Interest .......................................    $ 2,787     $   442
 Income taxes, net ..............................      1,255          71

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

The unaudited condensed financial statements included herein as of and for the thirteen and thirty-nine weeks ended September 27, 1997 and September 28, 1996 reflect, in the opinion of the Company, all adjustments (which include only normal recurring accruals) necessary for the fair presentation of the financial position, the results of operations and cash flows. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's 1996 Annual Report on Form 10-K. The results for the interim periods presented are not necessarily indicative of results to be expected for the full year.

Note 2. Inventories are stated at the lower of cost or net realizable value with cost determined on a first in first out (FIFO) basis.

        Inventories are summarized as follows (in thousands):

                                               Sept 27,     Dec 28,
                                                 1997        1996

        Finished goods .....................   $9,271       $2,604
        Work-in-process ....................    3,294        1,003
        Raw materials ......................    3,070          784

                                              $15,635      $ 4,391


Note 3. No provision was made for federal income taxes in 1997 or 1996 due to net operating loss carryforwards and certain tax credit carryforwards available to the Company. The provision for income taxes for 1997 reflects state income taxes in states in which the Company has no tax loss carryforwards.

Note 4. Primary earnings per common and common equivalent share has been computed based upon the weighted average number of common and common equivalent shares outstanding in the period. Common equivalent shares included in the computation of common and common equivalent shares represent shares issuable upon assumed exercise of stock options using the treasury stock method. Earnings per common and common equivalent share, assuming full dilution, is not materially dilutive for any of the periods presented.

Note 5. Pursuant to an agreement dated October 29, 1996, the Company, as of January 1, 1997, took operating and financial control of Tamor, assumed substantially all of the liabilities of Tamor and retained substantially all of the earnings from Tamor's operations. Actual results are combined since the date of effective control although the purchase transaction did not close until February 28, 1997. The thirty-nine weeks ended September 27, 1997 includes imputed interest and other financing related charges resulting from the effective date of the Tamor Acquisition prior to the closing date.

     The pro forma impact of the Tamor Acquisition on the Company's historical results together with a detailed description of the related financing is more fully described in Note 15 to the Consolidated Financial Statements of the Company as included in the Company's 1996 Annual Report on Form 10-K.

Note 6. On June 30, 1997, within the Company's third quarter, the Company completed a secondary public offering of 2.0 million new shares of its common stock. Net proceeds in the amount of $18.3 million were used to repay a subordinated note of $7.0 million, term notes of $11.1 million, and accrued interest of $.2 million. On July 16, 1997, an additional 280,000 common shares were sold pursuant to an underwriters over-allotment provision. Net proceeds in the amount of $2.6 million were used to repay term notes of $2.5 million and accrued interest of $.1 million. Additional offering expenses of $.7 million were funded through the Company's revolving line of credit.

Note 7. Effective August 20, 1997 the Company adopted a stockholder rights plan. A dividend of one preferred stock purchase right for each share of common stock has been declared and is payable to shareholders of record on August 20, 1997.

Note 8. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earning Per Share" (FAS 128) which is effective for financial statements issued for periods ending after December 15, 1997. FAS 128 replaces primary earnings per share (EPS) with a presentation of basic EPS and requires dual presentation of basic and diluted earnings per share on the face of the income statement. Additionally, a reconciliation of the numerator and denominator of the diluted earnings per share computation will also be required. The adoption of FAS 128 is not expected to result in earnings per share amounts materially different from the amounts reported.

 ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This quarterly report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the "safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: (i) the anticipated effect of the Tamor Acquisition on the Company's sales and earnings;
(ii) the impact of the level of the Company's indebtedness; (iii) restrictive covenants contained in the Company's various debt documents;

(iv) general economic conditions and conditions in the retail environment; (v) the Company's dependence on a few large customers; (vi) price fluctuations in the raw materials used by the Company, particularly plastic resin; (vii) competitive conditions in the Company's markets; (viii) the seasonal nature of the Company's business;
(ix) the Company's ability to execute its acquisition strategy; (x) fluctuations in the stock market; (xi) the extent to which the Company is able to retain and attract key personnel; (xii) relationships with retailers; and (xiii) the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission

     In the discussion and analysis that follows, all references to 1997 and 1996 refer to the 13 and 39 week periods ended September 27, 1997 and September 28, 1996, respectively.

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

Thirteen weeks ended September 27, 1997 compared to the thirteen weeks ended September 28, 1996

     General. The Tamor Acquisition and the related financing significantly impacted the Company's operating results for the third quarter of 1997. The acquisition of Tamor contributed to the improvement of the Company's net earnings from $.8 million in the third quarter of 1996 to net earnings of $2.4 million in the third quarter of 1997. The improved earnings were also the result of significant improvement in the financial performance of Selfix. Tamor contributed $1.2 million of pre-tax earnings in the quarter, net of related financing expenses, transaction costs and goodwill amortization. Selfix and Shutters had combined pre-tax profits of $1.3 million in the third quarter of 1997 as compared to $.8 million in the third quarter of 1996. The improved results were due to higher gross profit margins and reduced operating expenses consistent with management initiatives implemented in 1996.

     The following discussion and analysis compares the results for  the third quarter of 1997 to the pro forma results for the third quarter  of
1996.   Management  believes that  such  a comparison  is  necessary  to meaningfully analyze the changes  occurring in such  quarters.  The  pro forma financial  results  give  effect to  the  Tamor  Acquisition,  and related financing,  as  if each  of  the transactions  had  occurred  on
December 31,  1995.   The  pro  forma operating  expenses  reflects  (i)
additional amortization expense resulting from the recording of goodwill associated with the Tamor Acquisition,  (ii) net estimated cost  savings as a  result of  the Tamor  Acquisition, including  a net  reduction  in discretionary distributions paid to and on the behalf of related parties of Tamor and (iii) additional costs associated with the Company's 401(k)
and profit sharing plans and certain other fees.  The pro forma interest expense reflects the estimated  net increase in  interest expense as  if the Tamor Acquisition and related financing and occurred on December 31,
1995.   The pro  forma number  of weighted  average shares  assumes  the shares issued as a result of the Tamor Acquisition (480,000 shares)  and a warrant  issued  in connection  with  the acquisition  financing  were outstanding as of December 31, 1995.

     As such, in the discussion that follows, all comparisons are made on a pro forma basis with reference to the following (in thousands, except per share amounts):

                                                            Pro forma
                                     Thirteen weeks      Thirteen weeks
                                          ended               ended
                                    September 27, 1997  September 28, 1996
Net sales                            $32,875   100.0%    $32,123   100.0%
Cost of goods sold                    22,498    68.4%     22,648    70.5%
     Gross profit                     10,377    31.6%      9,475    29.5%
Operating expenses                     6,780    20.7%      6,540    20.4%
     Operating profit                  3,597    10.9%      2,935     9.1%

Interest expense                      (1,067)   (3.2%)    (1,553)   (4.8%)
Other income (expense)                   (41)    0.1%        403     1.3%
  Earnings before income taxes         2,489     7.6%      1,785     5.6%

Income tax expense                       (68)   (0.2)%       (63)  ( 0.2%)

Net earnings                         $ 2,421     7.4%    $ 1,722     5.4%

Net earnings per share                 $0.36               $0.40

     Net sales. Net sales of $32.9 million in the third quarter of 1997 increased $.8 million, or 2%, from net sales of $32.1 million in the third quarter of 1996. Sales increases occurred primarily in bath shower and home/closet organization product lines. Sales of home/closet organization products increased 9% ($1.0 million) as a result of new distribution of hanger products. Sales of bath and shower products increased 14% ($.6 million) due to new product introductions and additional distribution of existing products. Sales of Shutters home improvement products were down $.7 million related to the August UPS strike and an overall weakness of the shutters category.

     Gross profit. Gross profit increased 10% from $9.5 million in the third quarter of 1996 to $10.4 million in the third quarter of 1997, as a result of the increased sales described above and improved margins. Gross profit margins increased from 29.5% in the third quarter of 1996 to 31.6% in the third quarter of 1997, due primarily to increased capacity utilization and a decrease in the cost of plastic resin. The cost of plastic resin decreased between quarters resulting in a 3% improvement in gross profit margin. During the quarter, the Company was able to increase the use of excess capacity at its Selfix and Shutters manufacturing facilities to mold and package products for Tamor, which allowed Selfix and Shutters to reduce per unit overhead costs. Adding to the improvement were inventory reserve reversals relating to physical inventory losses of $.4 million. Partially offsetting the resin savings were higher contract molding and labor costs for Tamor to meet their July and August sales demand. Also reducing the resin savings were production inefficiencies associated with the delay in completing the Missouri warehouse expansion.

     Operating expenses. Operating expenses in the third quarter of 1997 of $6.8 million increased $.2 million as compared to the third quarter of 1996. As a percentage of net sales, operating expenses increased from 20.4% in 1996 to 20.7% in 1997. The primary contributors to the $.2 million increase were higher freight and warehousing costs
associated  with  the  delay  in  completing  the  Missouri   warehouse
expansion.

     Amortization of intangibles decreased slightly from 0.7% of net sales in the third quarter of 1996 to .6% in the third quarter of 1997. The decrease was the result of a higher sales base.

     Operating profit. As a result of higher sales and gross margins, operating profit increased $0.7 million, or 23%, to $3.6 million in the third quarter of 1997 from $2.9 million in the third quarter of 1996. In the third quarter of 1997, operating profit was 10.9% of net sales as compared to 9.1% of net sales in the third quarter of 1996.

     Interest expense. Interest expense of $1.1 million in the third quarter of 1997 decreased $.5 million from the third quarter of 1996 due to a stock offering of 2.3 million shares completed during the quarter. The net proceeds of the offering, $20.2 million, were used to pay down debt in July. Both periods reflect amortization of debt discount related to the Subordinated Note. The debt discount of $0.4 million was amortized over the seven month period of time the Subordinated Note was outstanding. Both periods also reflect approximately $0.1 million of amortization related to fees and expenses incurred in connection with the Credit Agreement.

     Income tax expense. The income tax expense recorded in the third quarter of 1997 reflects tax expenses for state income taxes in states where the Company does not have net operating loss carryforwards. No carryforwards are available in Massachusetts, Tamor's primary state of business. The Company does not expect to record a material federal tax expense during 1997 as a result of utilizing net operating loss carryforwards and certain tax credit carryforwards. Accordingly, no federal tax expense was recorded in the third quarter of 1997. The Company carries a valuation allowance of $1.0 million because although the Company has restructured its Selfix operations and returned to profitability in 1996, the Company has not yet been able to conclude that it is more likely than not that it will be able to realize certain deferred tax assets. The Company has based this determination on its historical results of operations and the uncertainty of several other factors, including the successful integration of Tamor's operations into the Company's operations, the maintenance of the Company's existing customer relationship at current levels of sales volume, the continued successful implementation of cost control measures and various other factors beyond the Company's control, such as plastic resin price increases and the effect of general economic conditions. However, if the results of operations for the remainder of 1997 remain profitable the Company expects to be able to reduce or eliminate the $1.0 million valuation allowance in the fourth quarter of 1997.

     Net earnings. Net earnings increased to $2.4 million in the third quarter of 1997 from $1.7 million in the third quarter of 1996. Earnings per share increased to $0.36 in the third quarter of 1997 based on 6,792,850 common and common equivalent shares outstanding as compared to the third quarter of 1996 earnings per share of $0.40 based on 4,343,527 pro forma common and common equivalent shares outstanding. If the Company had incurred a tax expense using a tax rate of 40% assuming no federal or state tax loss carryforwards and assuming the secondary stock offering occurred on December 29, 1996, net earnings in the third quarter of 1997 would have been $1.5 million, or $0.23 per share based on 6,792,850 common and common equivalent shares outstanding.

Operating Results by Industry Segment

     Housewares

     Third quarter 1997 performance in the housewares segment significantly improved as compared to the third quarter of 1996 on a pro forma basis. Net sales increased 5% from $29.2 million in the third quarter of 1996 to $30.5 million in the third quarter of 1997 as a result of new product introductions and expanded distribution. Operating profit increased 33% from $2.5 million, 8.7% of net sales, on a pro forma basis in the third quarter of 1996 to $3.4 million, 10.5% of net sales, in the third quarter of 1997. Increased profitability was a result of the increased sales as well as improved gross margins. Gross margins improved as a result of lower resin prices and increased facility utilization.

     Home Improvement Products

     Third quarter 1997 sales of $2.4 million were down $.7 million from the third quarter of 1996. Sales in the period were impacted by the UPS strike and an overall weakness of the shutters category. Gross profit margins were down slightly but this was recovered through operating expense reductions and increased absorption through the manufacturing of Tamor products. As a result, operating profits of $.2 million were down $.2 from the prior year.

Thirty-nine weeks ended September 27, 1997 compared to the thirty-nine weeks ended September 28, 1996.

     General. The Tamor Acquisition and the related financing significantly impacted the Company's operating results for 1997. The acquisition of Tamor was a significant factor in the improvement of the Company's net earnings from net earnings of $.4 million in 1996 to net earnings of $5.2 million in 1997. The improved earnings were also the result of significant improvement in the financial performance of

Selfix.   Tamor contributed  $2.9 million  of  pre-tax earnings  in  the period,  net  of  related  financing  expenses,  transaction  costs  and goodwill amortization.  Selfix and Shutters had pre-tax profits of  $2.6
million in  1997 as  compared to  a $.4  million profit  in 1996.    The
improved results were  due to higher  gross profit  margins and  reduced operating expenses consistent with management initiatives implemented in
1996.

     The following discussion and analysis compares the results for  the first thirty-nine weeks of 1997 to  the pro forma results for the  first thirty-nine weeks  of  1996 as  if  the Tamor  Acquisition  and  related
financing had occurred  as of December  31, 1995.   Management  believes
that such a comparison is necessary to meaningfully analyze the  changes
occurring in  the thirty-nine  week periods.   The  pro forma  financial
results below give effect  to the same adjustments  as are reflected  in the above pro forma discussion of third quarter results.

     In the discussion that follows, all  comparisons are made on a  pro forma basis with reference  to the following  (in thousands, except  per share amounts):
                                                          Pro forma
                                  Thirty-nine weeks     Thirty-nine weeks
                                       ended                 ended
                                  September 27, 1997   September 28, 1996
Net sales                            $97,636  100.0%   $87,739  100.0%
Cost of goods sold                    68,007   69.7 %   61,760   70.4%
     Gross profit                     29,629   30.3%    25,979   29.6%
Operating expenses                    20,045   20.5%    19,062   21.7%
     Operating profit                  9,584    9.8%     6,917    7.9%

Interest expense                      (4,207)  (4.3%)   (4,773)  (5.4%)
Other income                             137    0.1%       545    0.6%
  Earnings before income taxes         5,514    5.6%     2,689    3.1%

Income tax expense                      (271)  (0.2%)     (148)  (0.2%)

Net earnings                         $ 5,243    5.4%   $ 2,541    2.9%

Net earnings per share                 $0.99            $ 0.59

       Net sales.   Net sales of $97.6 million  in 1997  increased  $9.9
million, or 11%, from net sales of $87.7 million in 1996.  The  increase
was  primarily  the   result  of  Tamor's   increased  distribution   of
home/closet organization products  and the introduction  of new  plastic
storage products.   Sales  increases also  occurred in  bath and  shower
products and  juvenile  products  lines.   Sales  of  juvenile  products
increased 12%  ($1.0 million)  primarily as  a result  of a  promotional shipment to one  customer.  Sales  of home/closet organization  products increased 10% ($3.3 million)  as a result  of increased distribution  of hanger products.  Sales of bath  and shower products increased 13% ($1.5 million) and sales  of storage containers  increased 17% ($5.1  million)
due to new product introductions and additional distribution of existing products.  Sales of Shutters home improvement products decreased 12% due to the August UPS strike and an overall weakness of the shutters category.

     Gross profit. Gross profit increased 14% from $26.0 million in 1996 to $29.6 million in 1997, as a result of the increased sales described above. Gross profit margins were up .7% from 29.6% to 30.3%. The cost of plastic resin decreased between periods resulting in a 1% gain in gross profit margin. Increased capacity utilization also had a positive impact on margins. During 1997, the Company was able to increase the use of excess capacity at its Selfix and Shutters manufacturing facilities to mold and package products for Tamor, which allowed Tamor to reduce outside molding costs and Selfix and Shutters to reduce per unit overhead costs.

     Operating expenses. Operating expenses in 1997 of $20.0 million increased from $19.1 million in 1996. The increase in operating expense is primarily due to variable related selling and warehousing costs and additional personnel to support sales growth. As a percentage of net sales, operating expenses were 20.5%,down from 21.7% in 1996.

     Amortization of intangibles decreased slightly from 0.7% of net sales in 1996 to .6% in 1997. The decrease was the result of a higher sales base.

     Operating profit. As a result of higher sales, operating profit increased $2.7 million, or 39%, to $9.6 million in 1997 from $6.9 million in 1996. In 1997, operating profit was 9.8% of net sales as compared to 7.9% of net sales in 1996.

     Interest expense. Interest expense of $4.2 million in 1997 decreased $.6 million from 1996 due to a stock offering of 2.3 million shares completed during the third quarter of 1997. The net proceeds of the offering, $20.2 million, were used to pay down debt in July. Both periods reflect amortization of debt discount related to the Subordinated Note. The debt discount of $0.4 million was amortized over the seven month period of time the Subordinated Note was outstanding. Both periods also reflect approximately $0.4 million of amortization related to fees and expenses incurred in connection with the Credit Agreement.

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

     The Company decreased the valuation allowance  for net deferred tax
assets by  $2.1  million  to $1.0  million.    The  Company carries  the
remaining allowance because although the Company has restructured its Selfix operations and returned to profitability in 1996, there is no assurance that the Company will be able to conclude that it is more likely than not that it will be able to realize certain deferred tax
assets.   The Company  has based  this determination  on  its historical results of operations and the uncertainty of several other factors, including the successful integration of Tamor's operations into the Company's operations, the maintenance of the Company's existing customer relationships at current levels of sales volume, the continued successful implementation of cost control measures and various other factors beyond the Company's control, such as plastic resin price increases and the
effect of  general  economic conditions.    However, if  the  results of
operations for the remainder 1997 remain profitable, the Company expects to be able to reduce or eliminate the $1.0 million valuation allowance in the fourth quarter of 1997.

     Net earnings. Net earnings increased to $5.2 million in 1997 from $2.5 million in 1996. Earnings per share increased to $0.99 in 1997 based on 5,275,436 common and common equivalent shares outstanding as compared to 1996 earnings per shares of $0.59 based on 4,340,018 pro forma common and common equivalent shares outstanding. If the Company had incurred a tax expense using a tax rate of 40% assuming no federal or state tax net operating loss carryforwards, net earnings in 1997 would have been $3.3 million, or $0.63 per share based on 5,275,436 common and common equivalent shares outstanding.

Capital Resources and Liquidity

     Cash and cash equivalents at September 27, 1997 were $3.5 million as compared to $2.9 million at December 28, 1996. Cash used by operating activities during the first thirty-nine weeks of 1997 was $3.3 million. Working capital increased $13.6 million in the thirty-nine week period as a result of higher accounts receivable and increased inventory levels, both in support of the 11% growth in sales for the period, as well as a decrease in accounts payable for the period.

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

     On June 30, 1997, within the Company's third quarter, the Company completed a secondary public offering of 2.0 million new shares of its common stock. Net proceeds in the amount of $18.3 million were used to repay a subordinated note of $7.0 million, term notes of $11.1 million, and accrued interest of $.2 million. On July 16, 1997, an additional 280,000 common shares were sold pursuant to an underwriters over-allotment provision. Net proceeds in the amount of $2.6 million were used to repay term notes of $2.5 million and accrued interest of $.1 million. As a result of the offering, the Company's leverage has been significantly reduced and the Company's ability to obtain financing for future acquisitions has been improved.

     At September 27, 1997, the Company had total short and long term debt outstanding of $39.9 million and unused availability under the revolving line of credit of $4.9 million. In the twelve months following September 27, 1997, $3.6 million of debt will come due.

     The Company's capital spending needs in 1997 are expected to be between $7.5 and $8.0 million. Most of the spending relates to new injection molding presses and molds to support Tamor's sales growth and new product development. Also included in the capital spending forecast is approximately $2.4 million to expand Tamor's Missouri manufacturing and warehouse facility.

     The Company believes that its existing financing facilities together with its cash flow from operations will provide sufficient capital to fund operations, make the required debt repayments and meet the anticipated capital spending needs.

     Outlook

     Third quarter earnings were below management's expectations due to an isolated sales shortfall in September as many retailers cut back on orders and inventories. Backlog levels entering the fourth quarter are higher than a year ago.

     Tamor continues to experience significant sales growth, up 17% year-to-date as it drives sales through new product introductions primarily in the storage category. This rate of growth is expected to continue through the balance of fiscal 1997. Selfix and Shutters expect fourth quarter sales and earnings consistent with 1996. Historically fourth quarter sales and earnings are slightly lower than the second and third quarters due to seasonality factors.

     The Company is a significant user of plastic resin and as such is exposed to fluctuations in the cost of this primary raw material. Plastic resin costs are difficult to predict, can move up or down month to month and cannot be effectively hedged. As the Company continues to grow primarily in the Tamor product lines, it becomes more susceptible to swings in resin pricing. Gross margins on these products tend to be lower due to competitive pressures, and as such, cost increases cannot be readily passed along to customers. The Company currently expects resin costs for the remainder of 1997 to stay at or about the same level as experienced in the third quarter.

     As the Company aggressively pursues sales growth in the storage container category, it has outgrown its current productive capacity. As a result there is a need to evaluate the most profitable use of the Company's fully utilized capacity. Such evaluations are in process and may result in a strategy which reduces SKU's and sales growth. While still expecting to grow at 10-15% a year, management believes it will be able to improve overall gross profit margins by reducing the sale of lower volume and/or gross profit items. In addition, the reduction of SKU's will allow for a cutback in the levels of outsourced production, further improving margins.

     Management will continue to seek strategic acquisitions of companies and product lines that fit within the desired categories of products for the home. Such categories currently include home storage, home organization and bathwares. Management is very much interested in product lines and business that would allow for diversification away from the current susceptibility to plastic resin cost fluctuations. Management expects continued sales and earnings growth as a result of future acquisitions but that additional financing may be necessary to support acquisition activity. Given the success of the Company's third quarter stock offering, management believes it is now better positioned to obtain financing through either the debt or equity markets. The current debt to equity ratio of 1:1 will provide capital stability in support of efforts to obtain financing for strategic acquisitions.

PART II      OTHER INFORMATION

    Item 2.  Changes in Securities and Use of Proceeds

             The Company's Registration Statement on Form S-2 (file No. 333-25871) relating to a stock offering was declared effective by the SEC on June 6, 1997. The offering by the Company of 2,280,000 shares of Common Stock (the "Shares") registered under the Registration Statement commenced on June 6, 1997 and the sale of the Shares closed on June 30, 1997. All of the Shares registered were sold in the offering at an aggregate price of $22.2 million (before deducting underwriting discounts and commissions). The managing underwriters of the offering were Everen Securities, Inc. and Montgomery Securities. After deducting total underwriting discounts and commissions in the amount of $1.3 million, the Company received net proceeds from the offering of $20.9 million.

             The Company funded an additional $.7 million of additional offering expenses through the revolving line of credit. No offering expenses or underwriting discounts and commissions were paid or are to be paid to directors, officers or their associates, or to any affiliate of the Company or any person(s) owning 10% or more of the Company's Common Stock.

             Of the total net proceeds from the offering, the Company repaid principal on a $7.0 million subordinated term note, principal on Senior notes in the amount of $13.6 million and accrued interest in the amount of $.3 million.

    Item 6.  Exhibits and Reports on Form 8-K

             a) Exhibit 27 - Financial Data Schedule

             b) On August 18, 1997, Registrant filed Report 8-K,
                reporting the adoption of stockholder rights plan.

                             SIGNATURE PAGE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HOME PRODUCTS INTERNATIONAL, INC.


                                   By:  /s/ James E. Winslow
                                        James E. Winslow
                                        Executive Vice President
                                        Chief Financial Officer
Dated:  November 10, 1997