Form 10-K
period 1997-12-27
HOME PRODUCTS INTERNATIONAL INC
filed 1998-03-27
CIK 814457

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                               For the Fifty Two
                         Weeks Ended December 27, 1997

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

                              Title of Each Class

                       Common, Par Value $0.01 Per Share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Shares of common stock, par value $0.01 outstanding at March 25, 1998 -- 7,943,680. Aggregate market value of such shares held by non-affiliates as of that date -- $128,091,840.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Home Products International, Inc. definitive proxy statement dated April 13, 1998 for the 1998 Annual Meeting ("Proxy Statement") -- Part III
================================================================================

                                     PART I

ITEM 1. BUSINESS

     Home Products International, Inc. designs, manufactures and markets a broad range of quality consumer houseware products. The Company is a leading supplier to large national retailers of value-priced laundry care products and accessories, storage and organization products including storage containers, bath and shower organization products, hooks, hangers, home/closet organization products and juvenile organization products. The Company holds a significant market share in the United States in its key product categories of ironing boards, ironing board covers and pads, plastic storage containers, plastic hangers and bath and shower organization products. The Company's products are sold in the United States through most of the large national retailers, including Wal-Mart, Sam's Club, Target, Kmart, Home Depot, Toys 'R Us, Walgreens and Bed Bath & Beyond. The Company also sells its products internationally in over 40 countries. The Company is comprised of four operating subsidiaries, Tamor, which was acquired February 28, 1997, (effective as of January 1, 1997), Seymour, which was acquired December 30, 1997, Selfix and Shutters. On a consolidated pro forma basis, 1997 net sales of $222.3 million makes HPI one of the largest companies in the fragmented U.S. consumer housewares industry.

     References to "HPI" or the "Company" are to Home Products International, Inc., a Delaware corporation, and its wholly owned subsidiaries, Selfix, Inc., a Delaware corporation ("SELFIX"), Tamor Corporation, a Massachusetts corporation ("TAMOR"), Shutters, Inc., an Illinois corporation ("SHUTTERS"), and Seymour Housewares Corporation an Indiana corporation ("SEYMOUR"). On February 18, 1997, the Company became the holding company for, and successor registrant under the Securities Exchange Act of 1934 (the "EXCHANGE ACT") to, Selfix and Selfix became a wholly-owned subsidiary of the Company through a holding company reorganization under the General Corporation Law of Delaware. Where the context requires, certain references to the "Company" are to Home Products International, Inc., in its capacity as a holding company, or to Selfix prior to the holding company reorganization. The holding company structure is intended to provide a framework that will accommodate future growth from internal operations, acquisitions, and joint ventures, while providing for greater administrative and operational flexibility.

     The Company was originally founded as Selfix in 1952 as a privately held manufacturer and distributor of plastic hooks. After being acquired in 1962 by Meyer and Norma Ragir, the Company expanded the number of product categories it offered, as well as the product lines within each category, resulting in increased net sales and net earnings. In fiscal 1987, Selfix acquired Shutters, a manufacturer and marketer of home improvement products, primarily durable plastic exterior shutters. Selfix became a public company following an initial public offering of its Common Stock in fiscal 1988. Although net sales had increased to approximately $40.0 million in fiscal 1993, Selfix's operating profits were marginal primarily due to under performing products, some of which were acquired in two unsuccessful acquisitions in the early 1990's, and the death of the Company's chief executive officer in 1992 which caused a void in management. In addition, a lack of management controls resulted in sales of many under performing products and a significant increase in operating expenses primarily attributable to increased overhead expenses.

     In April, 1994, Selfix hired James Tennant, then a member of its Board of Directors with substantial marketing and management experience, to be Chairman of the Board of Directors and Chief Executive Officer. Mr. Tennant set out to restructure the Company's operations and improve its profitability. As part of this restructuring, the Company replaced its entire senior management group, focused its sales and marketing efforts, increased its distribution capabilities, upgraded its financial and systems controls, eliminated under performing product lines which resulted in a significant decrease of SKU's and reduced overhead expenses. The Company incurred operating losses of approximately $4.5 million in fiscal 1994 and $4.0 million in fiscal 1995, resulting primarily from the costs of this restructuring. The restructuring, completed in fiscal 1995, contributed to operating profits of $1.4 million in fiscal 1996 and net earnings of $0.8 million.

     Once the restructuring was completed, Selfix began to aggressively pursue a strategy of disciplined growth through acquisition. Effective January 1, 1997, the Company completed the acquisition of Tamor and its affiliated product distribution company, Houseware Sales, Inc., and effective December 30, 1997 the Company completed its acquisition of Seymour.

TAMOR ACQUISITION

     Effective January 1, 1997, the Company acquired Tamor Plastics Corporation, a privately held company founded in 1947, and its affiliated product distribution company, Houseware Sales, Inc. (the "TAMOR ACQUISITION"). (Tamor Plastics Corporation and Houseware Sales, Inc. are collectively referred to herein as "TAMOR"). Tamor designs, manufactures and markets quality plastic housewares products. If the Tamor Acquisition had occurred on January 1, 1996, the Company's 1996 net sales of $38.2 million would have been increased by $75.7 million to $113.9 million and operating profits of $1.4 million would have increased by $6.8 million to $8.2 million. See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fiscal Year 1997 as Compared to Fiscal Year 1996, for further comment on the positive impact of the Tamor Acquisition on the overall fiscal 1997 operating results.

SEYMOUR ACQUISITION

     Effective December 30, 1997, (within the Company's 1998 fiscal year) the Company acquired Seymour Sales Corporation and its wholly owned subsidiary, Seymour Housewares Corporation, (collectively, "SEYMOUR"), a privately held company originally founded in 1942 (the "SEYMOUR ACQUISITION"). Seymour is a leading designer, manufacturer, and marketer of consumer laundry care products. Seymour produces a full line of ironing boards, ironing board covers and pads and numerous laundry related accessories. The Company believes that the Seymour Acquisition will result in significant increases in 1998 sales. If the Seymour Acquisition had occurred on January 1, 1997, the Company's 1997 net sales of $129.3 million would have been increased by $93.0 million to $222.3 million and operating profit of $12.7 million would have been increased by $2.6 million to $15.3 million. The pro forma operating profit of $15.3 million includes a charge of $2.6 million related to management's plans to consolidate and dispose of certain manufacturing operations.

CONSOLIDATION STRATEGY

     The Company plans to take advantage of consolidation opportunities in the housewares industry, a large market comprised of a highly fragmented supplier base. To provide complete product lines to national retailers, suppliers of housewares products have begun to consolidate. The Company believes that there are a number of excellent acquisition candidates because the suppliers of consumer houseware products are highly fragmented with no single supplier accounting for more than 5% of the total sales. The Company believes it is well-positioned to pursue its strategy of growth through acquisition given its access to the capital markets and its increased visibility from the recent acquisitions of Tamor and Seymour.

     To improve margins and operating efficiencies, the Company believes large national retailers are continuing to reduce the number of suppliers of housewares products. These retailers are forming key partnerships with suppliers that can provide complete product lines within product categories, profitable fast-turning products, timely delivery and merchandising support. With its numerous product lines and strong relationships with these retailers, the Company believes it is well positioned to continue to meet their needs.

     The Company intends to aggressively pursue a strategy of disciplined growth through acquisitions. By consolidating product lines and channels of distribution through acquisitions, the Company believes it can successfully gain market share and increase sales in its key product categories of ironing boards, ironing board pads and covers, plastic storage containers, plastic hangers and bath and shower organization products.

GENERAL

     HPI currently operates in two industry segments:

          1) The design, manufacture, marketing, and distribution of high quality HOUSEWARES products is accomplished through its wholly owned subsidiaries, Selfix, Tamor and Seymour. These products, generally branded as "Selfix", "Tamor" or "Seymour" products, are sold principally through mass market trade channels: discount, variety, supermarket, drug, hardware/home center, and specialty stores. Selfix and Tamor products generally retail from $1 to $20, with a substantial majority retailing for under $10. Seymour products generally retail from $2 to $40. The Company believes it is a leading manufacturer of high-quality, value-priced, and high-volume, bath and shower organizer products, storage containers, home organization products, and consumer laundry care products.

          2) The design, manufacture, and marketing of quality HOME IMPROVEMENT PRODUCTS is accomplished through its wholly owned subsidiary, Shutters. These products, generally branded as "Shutters, Inc." products, are sold principally through wholesalers that service the residential construction, repair and remodeling industry. The Company believes that Shutters is a leading manufacturer of durable, plastic exterior shutters.

PRODUCTS

  Gross Sales by Product Category -- Historical.

     The following table sets forth the amounts and percentages of the Company's historical gross sales by product categories, for the periods indicated. These sales do not reflect the historical sales of Tamor (pre 1997 sales), nor does it include sales figures for Seymour.

GROSS SALES

                                                         1997               1996              1995
                                                    ---------------    --------------    --------------
                                                     SALES       %      SALES      %      SALES      %
                                                     -----       -      -----      -      -----      -
                                                            (IN THOUSANDS, EXCEPT PERCENTAGES)
Home/Closet Organization........................    $ 54,172     40%   $ 8,527     21%   $12,789     29%
Storage Containers..............................      47,275     34         --     --         --     --
Bath and Shower Organization....................      16,646     12     15,479     38     15,071     35
Juvenile Products...............................      11,652      8      7,369     18      6,683     15
                                                    --------    ---    -------    ---    -------    ---
  Housewares Products...........................    $129,745     94%   $31,375     77%   $34,543     79%
  Home Improvement Products.....................       8,385      6      9,457     23      8,993     21
                                                    --------    ---    -------    ---    -------    ---
Total Gross Sales...............................    $138,130    100%   $40,832    100%   $43,536    100%
                                                                ===               ===               ===
Allowances......................................      (8,806)           (2,632)           (2,497)
                                                    --------           -------           -------
Total Net Sales.................................    $129,324           $38,200           $41,039
                                                    ========           =======           =======

     The following table sets forth consolidated pro forma gross sales by product category as if the acquisition of Seymour and Tamor had occurred on January 1, 1995. This table is provided in order to show sales trends by product category.

PRO FORMA GROSS SALES

                                                       1997               1996               1995
                                                  ---------------    ---------------    ---------------
                                                   SALES       %      SALES       %      SALES       %
                                                   -----       -      -----       -      -----       -
                                                           (IN THOUSANDS, EXCEPT PERCENTAGES)
Ironing Boards, Covers, and Pads..............    $ 75,370     32%   $ 73,025     32%   $ 76,695     36%
Home/Closet Organization......................      55,874     23      48,859     22      49,332     23
Storage Containers............................      47,275     20      39,050     17      24,243     11
Laundry Accessories...........................      17,562      7      21,603     10      20,200     10
Bath and Shower Organization..................      16,646      7      15,479      7      15,071      7
Juvenile Products.............................      16,614      7      18,222      8      18,841      9
                                                  --------    ---    --------    ---    --------    ---
  Housewares Products.........................    $229,341     96%   $216,238     96%   $204,382     96%
  Home Improvement Products...................       8,385      4       9,457      4       8,993      4
                                                  --------    ---    --------    ---    --------    ---
Total Gross Sales.............................    $237,726    100%   $225,695    100%   $213,375    100%
                                                              ===                ===                ===
Allowances....................................     (15,439)           (16,981)           (14,723)
                                                  --------           --------           --------
Total Net Sales...............................    $222,287           $208,714           $198,652
                                                  ========           ========           ========

     Ironing Boards, Covers and Pads. The Company offers a significant variety of ironing boards under the Seymour brand name (approximately 185 individual SKU's) and command over 75% of the U.S. market. Key products in this category include the EasyBoard (perforated board), SureFoot (vented, four-leg board), ReadyPress (over-the-door) and WorkWizard (vented, four-leg with hanger rack). The Company is the leading manufacturer of ironing board covers and pads, under the Seymour brand name, and hold approximately 65% of the U.S. market. The Company offers eight different types of covers and pads in over 85 different designs that fit not only its own ironing boards, but all regular size boards. The Company's covers are known for their scorch resistance and it is the only company that sells ironing board covers with 3M Scotchguard protection.

     Home/Closet Organization Products. The Company offers a variety of products for general home organization, under both the "Selfix" and "Tamor" brand names. This category is comprised primarily of plastic clothes hangers, which represented 33% of this category's gross dollar sales in 1997. Due to the commodity nature of the hanger segment, margins in this category are inherently lower, while unit volumes are substantially higher. Management believes that Tamor has a leading U.S. market share in plastic clothes hangers, and that its broad product offering gives it a competitive advantage over other hanger manufacturers. In addition to plastic hangers, the Company markets a complete line of over 150 hooks, primarily made of plastic, under the brand name Selfix. The original product marketed by Selfix was a plastic hook, unique in that it employed a proprietary no-tools mounting system. Selfix has expanded its offering of these patented, self-adhesive hooks, and the Company believes it offers a complete line in the opening price point segment. Augmenting the plastic hooks are a line of metal picture hooks, sold to the same customer base.

     Also included in this category are other plastic organizers, closet and clothing care products, recycling containers, plastic kitchen organizers (including vinyl coated wire kitchen organizers) and miscellaneous housewares products.

     Storage Containers. The Company offers a variety of plastic home storage containers under the Tamor brand name. These range in size from shoe boxes to jumbo (48 gallon) totes, and include specialty containers sold during the winter holiday season. These products range in retail price from $2 to $20 and contain a variety of product attributes, including removable wheels and domed-top lids, which increase storage capacity. Management believes these features are key to obtaining shelf space and competing in the market. This is the fastest growing segment for Tamor, and management believes it has a meaningful share of the $800 million U.S. market.

     Laundry Accessories. The Company is the leading U.S. producer of laundry accessories with approximately 25% of the total U.S. market. Key products within this category include: drying racks, laundry bags, hampers and sorters, clotheslines, and clothes pins.

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

     Juvenile Products. The Company markets a line of quality children's organization products, under the brand names Tidy Kids(R), Kidtivity(R) and Lil' Helpers(TM). Selfix, Tamor, and Seymour each market juvenile products. These products include closet extenders, hook racks, storage cubes, clothes hangers, under-the-bed storage trolleys, and safety gates. These products are sold in the juvenile or housewares departments of its core customers, and also through specialty juvenile retailers like Toys R Us and Babies R Us. The Company believes it created a market niche of children's organization products in the development and successful sales of its Tidy Kids(R) and Lil Helpers(TM) products, and that it offers the premier children's organization program in the industry.

     Home Improvement Products. Through Shutters, the Company markets a unique line of plastic exterior shutters to the construction trades and consumer home improvement catalogs. Because of a patented design, the shutters are assembled from components, rather than formed in a single piece. This allows the shutters to be configured in the largest variety of sizes and colors in the industry. Shutters markets the shutters in component form to remodeling distributors, and in finished form to home center retailers. In both cases, the key competitive advantage is customization of size and color, and quick turnaround service. In 1997 Shutters entered a new market segment with "fixed-size" shutters, utilizing existing trade channels.

MARKETING AND DISTRIBUTION

     The Company's housewares products are sold through national and regional discount, variety, supermarket, drug, hardware/home center, and specialty stores. Selfix, Tamor and Seymour all sell directly to major retail customers through its sales management personnel and through manufacturer's representatives. Selfix, Tamor, and Seymour sell to approximately 3,000 other customers, through a network of approximately 50 independent manufacturers representatives. Including Seymour on a pro forma basis, Wal-Mart (including Sam's Club) accounted for 23% of the Company's gross sales in 1997, K-mart Corporation accounted for 12% of 1997 gross sales, and Target accounted for 6% of 1997 gross sales. The loss of one these customers could have a material effect on the Company. No other customer accounted for more than 5% of sales.

     The Company's primary marketing strategy is to design innovative products with consumer features and benefits, and focus on marketing the product to its retail selling partners. Management believes that one of its competitive advantages is prompt and reliable product delivery of value-priced high-volume products, allowing customers to maintain minimal inventories. The Company believes that the customer specific merchandising programs it offers enable retailers to achieve a higher return on its products than the products of many of its competitors. To that end, Selfix, Tamor and Seymour offer customers a variety of retail support services, including customized merchandise planogramming, small shipping packs, point-of-purchase displays, Electronic-Data-Interchange (EDI) order transmission, and just-in-time (JIT) product delivery.

     Shutters sells its home improvement products through 20 independent manufacturers' representatives to approximately 800 customers, the majority of which are distributors who supply home repair and remodeling contractors. Shutters also sells directly to national and regional home improvement catalog distributors.

PRODUCT AND RESEARCH DEVELOPMENT

     The Company's Product Research and Development department uses computer-aided design (CAD) systems to enhance its product development efforts. New products have been a critical driver in the Company's sales growth. Although the Company's historical accounting records do not separately present research and development expenses, the Company estimates that for 1997, 1996 and 1995, expenses associated with research and development were $360,000, $330,000 and $501,000, respectively.

FOREIGN AND EXPORT SALES/SEGMENT INFORMATION

     Including Seymour on a pro forma basis, the Company's 1997 sales outside the United States accounted for 7% of its total net sales. Sales to Canada accounted for 3% of the Company's net sales in 1997.

     See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 15 to Consolidated Financial Statements for information regarding the gross sales, operating profit (loss) and identifiable assets attributable to each operating and geographic reporting segments.

SEASONALITY

     Sales of the Company's houseware products are generally higher in the second and third quarter of the calendar year. This seasonality is primarily attributable to the spring/summer wedding season, increased home buying/building during the spring/summer months, and the back to school season. Laundry care products, and storage container products, gifts typically given at bridal showers, (held during the spring/summer wedding season) generate increased demand for these and the Company's other houseware products. The surge in home buying/building during the spring/summer months and the need for new houseware products further explain seasonality of the Company's houseware products. Finally, the back-to-school season, including college students moving out of the house for the first time also contribute to an increase in demand for the Company's houseware products during the spring/summer months.

     Sales of the Company's home improvement products are generally higher in the second and third quarter as well. This seasonality is attributable to the favorable weather conditions typically experienced in the spring and summer months.

COMPETITION

     The Company competes with a number of well established domestic and foreign manufacturers, some with greater resources than the Company. Many of the Company's products also compete with substitute products made of alternate materials. The Company believes it is recognized as a strong competitor in the marketplace based on its innovative yet value-priced products and reliable, timely volume delivery.

     The Company exports products manufactured in the United States and purchases finished goods products from Asia and Latin America. Consequently, the Company's competitive position may be affected by fluctuations in the exchange rates of certain foreign currencies relative to the U.S. dollar.

PATENTS, TRADEMARKS AND LICENSES

     Subsidiaries of the Company own a number of trademarks and approximately 150 United States mechanical and design patents relating to various products and manufacturing processes. The Company believes that in the aggregate its patents enhance its business, in part by discouraging competitors from adopting patented features of its products. The Company believes, however, that there are no patents, trademarks or licenses material to the business.

     Through the acquisition of Mericon Child Safety Products in 1995, Selfix obtained a licensing agreement with Fisher-Price, Inc. of East Aurora, N.Y. The agreement required the Company to pay a percentage-based royalty to Fisher-Price for sales by Selfix of Fisher-Price branded products, which are designed, manufactured and marketed by Selfix. As of December 27, 1997, the Company terminated its agreement with Fisher-Price. The termination of the agreement is not expected to have a significant impact on sales. Sales of Fisher-Price branded products in 1997 approximated $.6 million.

RAW MATERIALS AND PRODUCTION

     The Company manufactures the majority of its products at its various manufacturing facilities. As a result of the Seymour Acquisition, the Company has been able to significantly diversify its primary raw material needs. With the acquisition of Seymour, whose primary raw materials are cold rolled steel and greige fabric, plastic resin based products accounted for approximately 55% of the Company's 1997 pro forma net sales, as compared to 95% prior to the acquisition.

     The primary raw material used in the Company's plastic injection molding operations is plastic resin, primarily polypropylene. Plastic is a spot commodity with pricing parameters tied to supply and demand characteristics beyond the Company's control. In total, the Company expects to use 80 million pounds of plastic resin in 1998.

     Because of the large amount of plastic resin used and the relative inability to pass cost increases along to its retail customers, the Company is highly susceptible to changes in plastic resin pricing. For fiscal 1997 the cost of resin on a pro forma basis accounted for approximately 18% of the Company's total cost of goods sold and 13% of the Company's net sales. Plastic resin prices can vary widely from year to year and are very difficult to predict beyond a few months. Tamor's plastic resin cost history is illustrative of the swings that can occur in resin pricing. Tamor, which uses about 90% of the Company's resin requirements, experienced average price increases from 1993 to 1994 of 26%, from 1994 to 1995 of another 25% but then experienced price decreases from 1995 to 1996 of 16%, and from 1996 to 1997 of 10%.

     Due to the nature of certain resin based products the Company is able to use off-prime grades of resin. As a result, it does not purchase its plastic resin directly from manufacturers but rather is able to buy through brokers in a secondary market. This enables the Company to buy at a discount. Buying off-prime material at a discount gives the Company a cost advantage over some of its competitors but does not alleviate the pricing risks inherent with buying a commodity raw material. Plastic resin is utilized by a number of different industries, many of which are quite different from the Company's primary housewares business. For example, the automobile and housing industries are very large users of plastic resin. As such, demand changes in the automobile industry or the number of new housing starts can have an impact on plastic resin pricing.

     There is no futures market for plastic resin. As such, the Company cannot lock in its costs without purchasing significant quantities beyond its immediate manufacturing needs. Management has determined that it will purchase resin in quantities that best fit its manufacturing needs and ability to store such purchases.

     The primary raw materials used in the Company's consumer laundry care operations are cold rolled steel and greige fabric. Steel procurement, including secondary and primary steel, and steel wire, is typically at spot prices which have moderated during 1997, and are anticipated to remain flat throughout 1998. The Company purchases approximately 25,000 tons of cold rolled steel annually. Greige fabric, purchased from brokers, is a cotton based product, with pricing tied to the world cotton markets. The Company anticipates a slight increase in the cost of greige fabric in the second half of 1998. Purchases of greige fabric approximate 7 million yards annually.

     The Company's production processes utilize automated machinery and systems where appropriate. Certain laundry care facilities employ the use of an automated manufacturing production line to produce perforated top ironing boards. Additionally, automated cutting and layout machines are used to maximize the usage of greige fabric. The Company also performs all printing and coating of the ironing board covers and pads in-house. Many of the injection molding and extrusion operations are also automated and are supported by incentive based, manually performed secondary operations.

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

EMPLOYEES

     As of December 30, 1997, the Company employed 1,240 persons in the United States. Approximately 90 are hourly employees at its Leominster, Massachusetts facility, covered by a collective bargaining agreement which expires in March, 1999; 150 are hourly employees at its Chicago, Illinois facilities, covered by a collective bargaining agreement which expires in January, 2001; and 200 are hourly employees at its Reynosa, Mexico facility covered by a collective bargaining agreement which expires in December, 1999.

     The Company utilizes the services of approximately 350 temporary workers in its injection molding operations, for assembly and in certain warehouses.

ITEM 2. PROPERTIES

     The Company, including Seymour, maintained facilities with an aggregate of 1,924,000 square foot of space. The Company considers all of its facilities to be in good operating condition. Currently, all of the Company's manufacturing facilities are operating at or near full capacity. The following table summarizes the principal physical properties, both owned and leased, used by the Company in its operations:

                                                                                SIZE
            FACILITY                                 USE                    (SQUARE FEET)    OWNED/LEASED
            --------                                 ---                    -------------    ------------
SELFIX
Chicago, IL......................    Manufacturing/Distribution                186,000        Leased
Chicago, IL......................    Storage/Distribution                       83,500        Leased
TAMOR
Fitchburg, MA....................    Distribution                              220,000        Leased
Leominster, MA...................    Manufacturing                             100,000         Owned
Leominster, MA...................    Sales Office                                5,000        Leased
Leominster, MA...................    Storage                                   120,000        Leased
Louisiana, MO....................    Manufacturing/Distribution                340,000         Owned
Thomasville, GA..................    Manufacturing/Distribution                 45,000         Owned
SHUTTERS
Hebron, IL.......................    Manufacturing/Distribution                 62,500         Owned
SEYMOUR
Mooresville, NC..................    Manufacturing/Distribution                270,000         Owned
McAllen, TX......................    Administration/Distribution                 5,000        Leased
Reynosa, Mexico..................    Manufacturing                              30,000         Owned
Seymour, IN
  Corporate......................    Corporate administration                   10,000         Owned
  East Plant.....................    Manufacturing                              70,000         Owned
  South Plant....................    Manufacturing/Distribution                105,000         Owned
  Skaggs Facility................    Storage                                    40,000        Leased
  West Plant.....................    Manufacturing/Distribution/Storage        132,000         Owned
  Logistics Center...............    Storage/Distribution                      100,000        Leased

     Selfix closed its 34,000 square foot Canadian assembly and packaging facility in March, 1996. The Scarborough, Ontario facility was subject to a lease expiring in 1999, however the Company terminated the lease as of March 31, 1997. The cost to terminate the lease was not material to the Company's 1997 financial results.

ITEM 3. LEGAL PROCEEDINGS

     A subsidiary of the Company was notified in early 1997, that it has been named co-defendants, along with an unrelated third party, in a product liability/personal injury suit. The suit seeks $7.0 million in total damages, one-half from each defendant. The Company, and its subsidiary have adequate levels of insurance coverage, and its defense is being handled by its insurance carrier's attorneys. Although management of the Company cannot predict the ultimate outcome of this matter with certainty, it believes that the ultimate resolution to this matter will not have a material effect on the Company's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, and their respective ages and principal positions as of March 25, 1998, are as follows:

                   NAME                       AGE                         POSITION
                   ----                       ---                         --------
James R. Tennant..........................    45     Chairman of the Board and Chief Executive Officer
Stephen R. Brian..........................    49     President and Chief Operating Officer
James E. Winslow..........................    43     Executive Vice President, Chief Financial Officer
                                                     and Secretary

     James R. Tennant joined the Company as Chairman of the Board and Chief Executive Officer in April, 1994. Mr. Tennant was elected a Director of the Company in December, 1992 and was a member of the Company's Compensation Committee until April, 1994. From 1982 to 1994, Mr. Tennant was President of Foote, Cone & Belding/Direct, an international advertising agency. Previously, he was employed by Young and Rubicam, an advertising agency, his final position being Executive Vice President.

     Stephen R. Brian joined the Company as President and Chief Operating Officer in January 1998. From June, 1996 to January, 1998, Mr. Brian was President and Chief Executive Officer of Seymour Housewares Corporation. From April, 1994 to June, 1996, Mr. Brian was Executive Vice President Manufacturing and Technology for Sunbeam. Prior to April, 1994, Mr. Brian was employed by Hamilton Beach/Proctor Silex with his final position being Executive Vice President of Operations.

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

     Officers serve at the discretion of the Board of Directors, except as provided in the employment agreements of Mr. Tennant and Mr. Brian.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on The NASDAQ National Markets(SM) under the symbol "HPII". The Company believes that as of March 25, 1998 there were 250 holders of record and in excess of 1,000 beneficial holders of the Company's common stock.

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

                                                                 HIGH      LOW
                                                                 ----      ---
Fifty-two weeks ended December 27, 1997:
  First Quarter.............................................    $12.75    $ 8.00
  Second Quarter............................................    $11.19    $ 9.38
  Third Quarter.............................................    $15.88    $ 9.75
  Fourth Quarter............................................    $14.75    $10.25
Fifty-two weeks ended December 28, 1996:
  First Quarter.............................................    $ 5.63    $ 4.13
  Second Quarter............................................    $ 5.13    $ 4.13
  Third Quarter.............................................    $ 5.00    $ 4.50
  Fourth Quarter............................................    $ 8.63    $ 4.25
Fifty-two weeks ended December 30, 1995:
  First Quarter.............................................    $ 5.25    $ 4.00
  Second Quarter............................................    $ 5.25    $ 4.25
  Third Quarter.............................................    $ 5.75    $ 4.25
  Fourth Quarter............................................    $ 5.88    $ 4.75

ITEM 6. SELECTED FINANCIAL DATA

                                                                      FISCAL YEAR
                                                  ----------------------------------------------------
                                                    1997       1996       1995       1994       1993
                                                    ----       ----       ----       ----       ----
                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net sales...................................    $129,324    $38,200    $41,039    $40,985    $39,711
  Cost of goods sold..........................      88,888     22,992     25,678     25,587     22,504
                                                  --------    -------    -------    -------    -------
     Gross profit.............................      40,436     15,208     15,361     15,398     17,207
  Operating expenses..........................      27,688     13,843     17,385     18,185     14,214
  Restructuring charge........................          --         --      2,051      1,701         --
                                                  --------    -------    -------    -------    -------
     Operating profit (loss)..................      12,748      1,365     (4,075)    (4,488)     2,993
  Interest expense............................       5,152        707        896        999      1,066
  Other income (expense), net.................          70        148        688       (295)       126
                                                  --------    -------    -------    -------    -------
  Earnings (loss) before income taxes.........       7,666        806     (4,283)    (5,782)     2,053
     Income tax expense (benefit).............         346         --       (273)       221        574
                                                  --------    -------    -------    -------    -------
  Earnings (loss) before the cumulative effect
     of a change in accounting for income
     taxes....................................       7,320        806     (4,010)    (6,003)     1,479
                                                  --------    -------    -------    -------    -------
  Cumulative effect of a change in accounting
     for income taxes.........................          --         --         --         --         36
                                                  --------    -------    -------    -------    -------
     Net earnings (loss)......................    $  7,320    $   806    $(4,010)   $(6,003)   $ 1,515
                                                  ========    =======    =======    =======    =======
  Net earnings per common share -- Basic......    $   1.35    $  0.21    $ (1.11)   $ (1.70)   $  0.43
                                                  ========    =======    =======    =======    =======
  Net earnings per common share -- Diluted....    $   1.29    $  0.21    $ (1.11)   $ (1.70)   $  0.43
                                                  ========    =======    =======    =======    =======

                                                                 AS OF FISCAL YEAR END
                                                  ----------------------------------------------------
                                                    1997       1996       1995       1994       1993
                                                    ----       ----       ----       ----       ----
                                                                     (IN THOUSANDS)
BALANCE SHEET AND CASH FLOW DATA:
  Working capital.............................    $  8,263    $ 7,152    $ 6,712    $11,026    $12,752
  Property, plant and equipment, net..........      28,380      7,934      8,453     10,466     11,524
  Intangible assets...........................      29,391      2,527      2,693      1,536      2,941
  Total assets................................      99,343     24,705     24,976     30,761     35,354
  Long-term obligations (less current
     maturities)..............................      30,700      6,184      7,022      9,421      9,120
  Stockholders' equity........................      42,216     11,709     10,847     13,623     19,326
  Cash provided by operating activities.......         878      1,823      2,575      2,027      4,193

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company reports on a 52-53 week year ending on the last Saturday of December. References to the fiscal years 1997, 1996 and 1995 are for the fifty-two weeks ended December 27, 1997, December 28, 1996, and December 30, 1995.

FISCAL YEAR 1997 AS COMPARED TO FISCAL YEAR 1996

     The following discussion and analysis compares the actual results of 1997 to the pro forma results for 1996. Management believes that such a comparison (pro forma 1996 results for Tamor) is necessary to meaningfully analyze the changes occurring in such years. The pro forma financial results give effect to the Tamor Acquisition, and related financing, as if each of the transactions had occurred on January 1, 1996. The pro forma operating expenses reflect (i) additional amortization expense resulting from the recording of goodwill associated with the Tamor Acquisition, (ii) net estimated cost savings as a result of the Tamor Acquisition, including a net reduction in discretionary distributions paid to and on behalf of related parties of Tamor and (iii) additional costs associated with the Company's 401(k) and profit sharing plans and certain other fees. The pro forma interest expense reflects the estimated net increase in interest expense as if the Tamor Acquisition and related financing had occurred on January 1, 1996. The pro forma number of weighted average shares assumes the shares issued as a result of the Tamor Acquisition (480,000 shares) and a warrant issued in connection with the acquisition financing were outstanding as of January 1, 1996.

     As such, in the discussion that follows, all comparisons are made on a pro forma basis with reference to the following (in thousands, except per share amounts):

                                                                                         PRO FORMA
                                                            FIFTY-TWO WEEKS           FIFTY-TWO WEEKS
                                                                 ENDED                     ENDED
                                                           DECEMBER 27, 1997         DECEMBER 28, 1996
                                                           -----------------         -----------------
Net sales..............................................    $129,324    100.0%        $113,904    100.0%
Cost of goods sold.....................................      88,888     68.7%          80,810     70.9%
                                                           --------    -----         --------    -----
  Gross profit.........................................      40,436     31.3%          33,104     29.1%
Operating expenses.....................................      27,688     21.5%          24,864     21.8%
                                                           --------    -----         --------    -----
  Operating profit.....................................      12,748      9.8%           8,240      7.3%
Interest expense.......................................       5,152      4.0%           6,328      5.6%
Other income (expense).................................          70       .1%             847       .7%
                                                           --------    -----         --------    -----
Earnings before income taxes...........................       7,666      5.9%           2,759      2.4%
Income tax expense.....................................         346       .2%             160       .1%
                                                           --------    -----         --------    -----
Net earnings...........................................    $  7,320      5.7%        $  2,599      2.3%
                                                           ========    =====         ========    =====
Net earnings per common share -- Basic.................    $   1.35                  $   0.60
                                                           ========                  ========
Net earnings per common share -- Diluted...............    $   1.29                  $   0.59
                                                           ========                  ========

     Net Sales. Net sales of $129.3 million were up $15.4 million from the prior year. The sales increase was primarily driven by new product introductions within Tamor's storage container line. The introduction of the flat lid 20, 30, and 48 gallon storage totes contributed $12.0 million of new product sales. Growth in the storage category was driven by continuing consumer trends toward larger, more durable products for storage of seasonal and other items. Sales of plastic hangers increased $3.4 million from 1996 as a result of aggressive pricing action taken in response to competitive pressures. 1997 also saw an increase in the bath and shower category with the introduction of Selfix's Suction Lock bath line. This increase offsets declines in less profitable juvenile and home organization products. Home improvement products experienced a decrease of $.9 million due to postponed remodeling projects by end users.

     Gross Profit. Gross profit margins in 1997 were 31.3% of net sales, up significantly from 1996 margins of 29.1%. The margin improvement was a direct result of a decline in the cost of plastic resin. The average cost of plastic resin dropped from $0.37 per pound in 1996 to $0.33 in 1997. The Company used 74 million pounds of plastic resin in 1996 and as such realized savings of approximately $2.6 million as compared to 1996. This savings represents 2% of 1997 net sales. Declines in resin costs were a reflection of plastic resin market factors and not as a result of any change in the Company's buying practices. In addition to the decrease in plastic resin, margins also benefited from improved usage of existing capacity. Tamor was able to shift some of its excess molding capacity ($2.1 million) to Selfix and Shutters, allowing all three entities to run nearly at full capacity. Fixed costs were absorbed over an expanded manufacturing volume thus reducing unit costs as a percent of net sales.

     Operating Expenses. Operating expenses, including selling, administrative, and amortization of intangibles decreased slightly as a percentage of net sales from 1996 to 1997. Selling expenses decreased from 14.9% of net sales in 1996 to 14.3% in 1997. The slight decrease as a percentage of net sales is attributable to the Company's continuous efforts to effectively manage costs. Administrative expenses increased from 6.2% of net sales in 1996 to 6.5% in 1997. The minor increase is due to the 1997 implementation of two separate incentive bonus plans , as well as an increase in the reserve for bad debts. Amortization of intangibles increased slightly but as a percentage of net sales remained constant at .7% of net sales.

     Interest Expense. Interest expense of $5.2 million in 1997 decreased $1.2 million from 1996 due to a secondary public stock offering of 2.3 million shares in the third quarter. Proceeds from the offering, $20.9 million, were used to repay a subordinated note of $7.0 million, term notes of $13.6 million, and accrued interest of $.3 million.

     Income taxes. The Company was able to use federal net operating loss carryforwards, and the elimination of its valuation allowance to reduce the 1997 federal tax liability to zero. The valuation allowance was eliminated as a result of the Company's determination that it was more likely than not that the benefit of the deferred tax assets recorded would be realized. The Company recorded a provision for state income taxes in the amount of $346, as a result of the inability to use tax loss carryforwards in Massachusetts, Tamor's primary state of business. The pro forma 1996 results also reflect zero federal tax expense, and the state provision recorded reflects the actual state taxes paid by Tamor.

     Net earnings. Net earnings in 1997 were $7.3 million, or $1.29 per common share -- diluted, based on 5.7 million weighted average common shares outstanding. This compares to net earnings of $2.6 million in 1996, or $.59 per common share -- diluted, based on 4.4 million weighted average common shares outstanding. The $4.7 million increase in profitability is due to a 13.5% increase in net sales combined with a 2.2% increase in gross margin. The increase in weighted average common shares outstanding is the result of the secondary public stock offering in July, 1997, the exercise of stock options throughout 1997, and stock issued in connection with the Company's Employee Stock Purchase Plan.

FISCAL 1996 COMPARED TO FISCAL 1995

     The following discussion and analysis compares the actual historical results of 1996 and 1995 without consideration for the Tamor Acquisition, (in thousands, except per share amounts):

                                                        FIFTY-TWO                  FIFTY-TWO
                                                       WEEKS ENDED                WEEKS ENDED
                                                    DECEMBER 28, 1996          DECEMBER 30, 1995
                                                    ------------------         ------------------
Net sales.........................................  $38,200    100.0%          $41,039     100.0%
Cost of goods sold................................   22,992     60.2%           25,678      62.6%
                                                    -------    ------          -------    ------
     Gross profit.................................   15,208     39.8%           15,361      37.4%
Operating expenses................................   13,843     36.2%           17,385      42.3%
Restructuring charge..............................       --        --            2,051       5.0%
                                                    -------    ------          -------    ------
     Operating profit.............................    1,365      3.6%           (4,075)     (9.9)%
Interest expense..................................      707      1.9%              896       2.2%
Other income (expense)............................      148       .4%              688       1.7%
                                                    -------    ------          -------    ------
Earnings before income taxes......................      806      2.1%           (4,283)    (10.4)%
Income tax expense................................       --        --              273        .6%
                                                    -------    ------          -------    ------
Net earnings......................................  $   806      2.1%          $(4,010)     (9.8)%
                                                    =======    ======          =======    ======
Net earnings per common share -- Basic............    $0.21                     $(1.11)
                                                    =======                    =======
Net earnings per common share -- Diluted..........    $0.21                     $(1.11)
                                                    =======                    =======

     General. Fiscal 1996 results began to reflect the positive benefits of the restructuring actions taken during fiscal years 1994 and 1995. The Company's net earnings in fiscal 1996 of $0.8 million reflect reduced operating expenses, improved manufacturing efficiencies and increased gross profit margins.

     Overhead reductions and operating initiatives which were implemented in 1994 and 1995 directly benefited 1996 results as follows: (i) a 24% reduction in the workforce; (ii) the elimination of unprofitable product lines; (iii) the closing of three facilities; (iv) a reduction in outside warehousing costs; (v) a 29% reduction of gross inventory; and (vi) the reduction of operating expenses below amounts spent in fiscal 1993.

     Net sales. Net sales of $38.2 million in 1996 decreased $2.8 million, or 7%, from net sales in 1995 of $41.0 million. The reduction in sales was a direct result of decisions made in 1995 to discontinue the sale of certain under performing housewares products. Discontinued products, accounting for $3.3 million of 1995 net sales, were across all of the housewares product lines but were greatest in the hooks and home helpers and home organization product lines. Home bathwares sales increased 3% from 1995 as a result of an expanded line of shower organizers. Juvenile products sales increased 10% as the Company had a full year in which to sell the child safety product line acquired in October, 1995. Home improvement products increased 5% as a result of increased placement with remodeling distributors.

     Gross profit. Gross profit margins in 1996 were 39.8% of net sales, an increase from margins in 1995 of 37.4% of net sales. Increased gross profit margins were attributable to a slight decrease in the cost of plastic resin but more significantly to the impact of decisions made in 1995 and the selling of fewer lower margin products. Plastic resin costs declined about 9% during 1996 to an average cost of $0.48 per pound from an average cost of $0.53 per pound for plastic resin during 1995. Selfix used approximately seven million pounds of plastic resin resulting in a cost savings of $0.3 million as compared to 1995 cost levels. The declines in resin costs were a reflection of plastic resin market factors and not as a result of any change in the Company's buying practices.

     Operating expenses. Selling expenses decreased from 25.5% of net sales in 1995 to 23.7% of net sales in 1996. Warehousing and customer service costs were reduced by the first quarter closing of the Company's Canadian facility. All Canadian business is now serviced from the Company's manufacturing and distribution facilities in Chicago. The closing resulted in personnel reductions and reduced warehousing costs. In addition, management decided that the Company was better served by outsourcing certain product design services. This resulted in further personnel related savings.

     Administrative expenses also decreased as a percent of net sales. Administrative expenses were 12% of net sales in 1996 as compared to 15.7% in 1995. Management efforts to evaluate and reduce spending successfully reduced personnel costs, professional fees and nearly all other administrative items. Costs related to the search and evaluation of acquisition targets were significantly decreased in 1996. Management devoted the majority of its attention to cost reduction efforts, manufacturing efficiencies, and managing the impact of selling a reduced number of product lines. Fourth quarter costs in 1996 of approximately $0.2 million related to the Tamor Acquisition were capitalized. In addition, 1995 included an increase in the allowance for doubtful accounts of $0.4 million to address the uncertain financial condition of several retailers. Further, management decided in 1995 to outsource its management information department and incurred $0.4 million of charges for related severance payments and equipment write-offs.

     Amortization of intangibles decreased from 1.1% of net sales in 1995 to 0.5% in 1996. The decrease in amortization is the result of 1995 write-offs of previously capitalized patents and trademarks related to discontinued product lines.

     Restructuring charge. Restructuring charges totaling $2.1 million were recorded in 1995 related to discontinuing certain unprofitable product lines, closing the Company's Canadian facility and moving the Canadian operations to Chicago. Such charges included severance benefits, the write-off of Canadian fixed assets, early lease termination charges on the Canadian building lease and the write-off of inventory and intangibles related to discontinued product lines. The charges for the closing and relocation of the Canadian operation totaled $1.0 million including severance benefits of $0.2 million covering all of the Canadian employees. The relocation of the Canadian operation was completed in the first half of 1996. The remaining $1.1 million of restructuring charges related to product lines the Company decided to discontinue and the write-off of related product molds, inventory and patents. The after tax and earnings per share impact of the write-off of depreciable assets in connection with the 1995 restructuring charge was $1.0 million and $0.27, respectively.

     Interest expense. In December, 1995, the Company used excess cash to pay down a $1.5 million note payable to a bank. In addition, $0.8 million of installment payments on variable rate demand bonds were made. As a result of these payments, Selfix's 1996 interest expense was reduced $0.2 million as compared to 1995. Changes in interest rates had no significant impact on interest expense between years.

     Other income (expense). 1996 other income of $0.1 million was significantly less than the $0.7 million of other income in 1995. Other income in 1995 was positively impacted by the favorable settlement of a non-compete and consulting agreement. The favorable settlement allowed $0.3 million of related accruals to be reversed into 1995 earnings. In addition, 1995 other income included gains on sales of fixed assets and a franchise tax refund.

     Income taxes. The Company was able to use tax losses from prior years to reduce current year tax provisions to zero. In 1995 and 1994, however, the Company was unable to record a significant tax benefit on pre-tax losses because of the unavailability of tax loss carrybacks. An income tax benefit of $0.3 million was recorded in 1995 through the utilization of alternative minimum tax carrybacks. The Company has about $6.5 million of book tax losses to shelter future reported pre-tax earnings.

     Net earnings (loss). Net earnings in 1996 were $0.8 million or $0.21 per common share -- diluted, based on 3.9 million weighted average common shares outstanding. This compares to a net loss of $4.0 million in 1995 or $1.11 loss per common share -- diluted, based on 3.6 million weighted average common shares outstanding. The $4.8 million turnaround in profitability was due to the operating improvements achieved over the prior few years and the $2.1 million decrease in restructuring charges. The increase in common shares and common share equivalents was the result of stock issued in connection with the Company's Stock Purchase Plan and the dilutive impact of stock options. The increase in the Company's year end stock price from $5.625 to $8.625 caused several previously issued stock option grants to be treated as dilutive for purposes of the common share equivalent determination.

OPERATING RESULTS BY INDUSTRY SEGMENT

     The Company operates in two industry segments: (i) housewares products and
(ii) home improvement products.

     HOUSEWARES

     The housewares segment significantly improved its profitability in 1997. Operating profit of $12.3 million was achieved compared to pro forma (for the Tamor Acquisition) operating profits in 1996 of $7.7 million. The improvement resulted primarily from a 13.5% increase in net sales and a drop in the cost of plastic resin of $0.03 per pound or $2.4 million as compared to 1996. Other factors adding to the improvement were better utilization of existing capacity, allowing for the reduction in outside molding, and holding selling and marketing expenses steady in spite of the increase in sales.

     Operating profit of $.9 million in 1996 was up $5.8 million as compared to a loss in 1995, of $4.9 million. The improvement resulted from higher gross profit margins and reduced operating expenses. The majority of the operating initiatives and cost cutting measures of the prior two years benefited the housewares segment. The Selfix line of products was significantly streamlined from nearly 2,000 SKU's in 1994 to under 700 as of the end of 1996. The reduction in SKU's has allowed management to concentrate on selling more profitable products, allocate capital resources accordingly and cutback personnel. Additionally, 1995 results included a $2.1 million restructuring charge, whereas 1996 did not.

     HOME IMPROVEMENT PRODUCTS

     Operating profit of the home improvement segment remained flat from 1997 to 1996 at $.5 million. Sales for 1997 decreased $1.1 million as a result of postponed remodeling projects by end users. Offsetting the effects of a decline in sales were higher gross profit margins. The cost of plastic resin decreased $0.06 per pound in 1997 or $.2 million as compared to 1996. Shutters was able to operate at nearly full capacity in 1997 by molding for the housewares segment, allowing them to absorb their fixed costs over an expanded manufacturing volume, thus reducing unit costs as a percentage of net sales. In response to the sales shortfall, operating expenses were significantly reduced in 1997.

     Operating profits in 1996 of $.5 million declined from $.8 million in 1995. The decline in profitability occurred primarily in the first quarter when sales were significantly constrained by weather conditions in the midwest and northeast. Late winter storms deferred the start of the building season. This resulted in missed sales and significant unabsorbed fixed manufacturing costs. Although sales caught up later in the year, the unabsorbed manufacturing costs could not be recovered. In addition, operating expenses increased 8% to support new product introductions and to pursue new trade channel opportunities. During the fourth quarter, management initiated a series of changes to permanently reduce manufacturing costs and operating expenses. This resulted in a fourth quarter profit as compared to historical fourth quarter losses. Further, these changes positioned the home improvement segment for improved profitability in 1997.

SEYMOUR ACQUISITION

     Effective December 30, 1997, (within the Company's 1998 fiscal year) the Company acquired Seymour, a privately held company originally founded in 1942. Seymour is a leading designer, manufacturer and marketer of consumer laundry care products. Seymour manufactures and markets a full line of ironing boards, ironing board covers and pads and numerous laundry related accessories.

     Seymour was acquired for a total purchase price of $100.7 million, consisting of $16.4 million in cash, $14.3 million in common stock (1,320,700 shares) and the assumption of $70.0 million of debt. The necessary funds to complete the acquisition were obtained from a credit agreement entered into on December 30, 1997, (the "12/30/97 CREDIT AGREEMENT"), with the lenders which are parties thereto and General Electric Capital Corporation ("GECC").

     The financing facilities under the 12/30/97 Credit Agreement consist of a $20.0 million revolving credit facility and two term loans totaling $110.0 million. The Company also executed a $10.0 million senior subordinated note in favor of GECC. The revolving credit facility, the term loans and the senior subordinated note provided a total of $140.0 million of available financing. The 12/30/97 Credit Agreement is secured by a pledge of all of the assets of the subsidiaries of the Company and all of the shares of capital stock of such subsidiaries. Interest on the revolving credit facility and term loans is initially charged at floating rates of 100-150 basis points over the lender's prime rate or 250-300 basis points over LIBOR, at the option of the Company. The senior subordinated note of $10.0 million bears interest at a floating rate of 300 basis points over the lender's prime rate, but in no event less than 11%. (See Note 16 to Consolidated Financial Statements for additional information in regards to the 12/30/97 Credit Agreement).

     If the Seymour Acquisition had occurred on January 1, 1997, the Company's 1997 net sales of $129.3 million would have been increased by $93.0 million to $222.3 million and operating profits of $12.7 million would have been increased by $2.6 million to $15.3 million. The pro forma operating profit of $15.3 million includes a charge of $2.6 million related to management's plans to consolidate and dispose of certain manufacturing operations.

CAPITAL RESOURCES AND LIQUIDITY

     Cash and cash equivalents at December 27, 1997 were $.6 million as compared to $2.9 million at December 28, 1996. The decrease in cash is the result of daily sweeps against the Company's revolving line of credit that was established in February, 1997 in connection with the Tamor Acquisition. Capital spending of $8.6 million was used to acquire molds to support new product introductions, additional injection molding machines and to fund an expansion of the company's Missouri warehouse facility. Since the Tamor Acquisition, working capital has increased $4.3 million.

     In July, 1997, the Company completed a secondary stock offering of 2.3 million shares of common stock. Net proceeds of $20.9 million were used to repay a subordinated note of $7.0 million, term notes of $13.6 million and accrued interest of $.3 million.

     The required borrowings for the Seymour Acquisition have significantly changed the Company's financial structure. To fund the acquisition, increased financing facilities were provided by commercial lenders to replace and augment the financing facilities in place at December 27, 1997. The new financing facilities consist of $110.0 million of term loans and a $20.0 million revolving line of credit under the 12/30/97 Credit Agreement and a $10.0 million senior subordinated note. At March 25, 1998, the Company had total short and long term debt outstanding of $126.7 million and unused availability under the revolving line of credit of $11.8 million. During 1998, $5.0 million of debt will come due.

     The Company's capital spending needs in 1998 are expected to be between $10.0 and $12.0 million. Most of the spending relates to new injection molding presses to expand existing capacity and to replace old, inefficient machines. The replacement machines are expected to reduce manufacturing cycle times and ongoing maintenance costs. In addition, the Company exercised an option to purchase the leased manufacturing and warehouse facility in Missouri at an approximate cost of $1.4 million. Where possible, management will pursue alternative means of financing such as capital leases and purchase money transactions. In addition, operating leases will be pursued to the extent it represents an attractive economic alternative.

     The Company believes its existing financing facilities together with its cash flow from operations will provide sufficient capital to fund operations, make the required debt repayments and meet the anticipated capital spending needs.

     Management intends to continue to pursue its consolidation strategy within the housewares industry. The current financing facilities are not intended to fund future acquisitions. The ability to successfully fund future acquisitions will depend on the financial situation of the target company, possible renegotiation of existing credit terms or the possibility of obtaining an alternative credit facility, and the ability to use company stock in lieu of cash. Alternative financing arrangements are currently being explored including the possibility of a public debt offering, and the creation of a working capital and acquisition line of credit. However, no commitments have been made as of March 25, 1998.

OUTLOOK

     1997's operating and financial results exceeded management's expectations at the time of the January, 1997 Tamor acquisition. Several planned strategic initiatives were successfully completed:

     - integration of the Tamor business into HPI

     - utilization of excess manufacturing capacity to improve gross profit margins

     - continued improved profitability of the Selfix business

     - follow-on stock offering of 2.3 million shares, which raised over $20 million to pay down debt, increased institutional ownership and expanded analyst coverage of the Company

     - increased share price and shareholder value with share price rising 43%

     - announcement at year end of the completion of the Seymour Acquisition

     Management expects 1998 to be an equally fulfilling year for its shareholders.

     On a pro forma basis, 1997 sales were up 13.5% to 1996. While increased sales and market presence is vitally important, growth must also be profitable. Not all of the 1997 sales growth was sufficiently profitable. In addition, the company was using its productive capacity at nearly 100%. As a result, the Company faces the challenge in 1998 of putting manufacturing capacity to its most profitable use. Certain products will continue to be outsourced but only when product profitability targets are met. To this end, management anticipates slower sales growth in 1998 while new product sales replace products expected to be discontinued. This will allow the Company to better use its manufacturing capacity to produce those products that provide the highest returns. During 1998, the Company will evaluate its production capacity needs and identify ways by which to add capacity. Management continues to believe that significant sales growth opportunities exist in the storage container category. It is management's intention to have the capacity in place by 1999 to allow for aggressive pursuit of profitable sales growth in this category.

     The Seymour Acquisition will add significantly to 1998 sales. If the Seymour Acquisition had occurred on January 1, 1997, the Company's 1997 sales would have increased by $93 million. Further, it is management's intention to fully integrate Seymour's operating functions such as sales, marketing and finance into the existing operating departments of other HPI businesses. This will allow for a reduction of pro forma operating expenses and improved profitability.

     The Seymour product line is more seasonal than the Company's other products. Sales of Seymour products are concentrated in the second and third quarter. This corresponds to the spring/summer wedding season and the back-to-school season. As a result, 1998 sales and earnings are expected to be significantly higher in the second and third quarters as compared to the first and fourth quarters.

     Because the Seymour products are composed primarily of steel and fabric, they provide a diversification hedge against the Company's exposure to fluctuations in the cost of plastic resin. In 1998, management expects the cost of plastic resin to represent about 12% of net sales as compared to 22% in 1997. The Company currently expects resin prices to increase slightly in 1998 as a result of changes in product mix, the composition of resins used and a tightening of resin supply.

     As a result of the Seymour Acquisition, the Company is highly leveraged and as such will be more sensitive to changes in interest rates. Further, the Company will be subject to tight borrowing limits and mandatory repayments. Management expects, however, that cash flow from operations will be sufficient to fund needed capital improvements and new product development. Offsetting some of the interest rate risk is a reduction in interest rate margins as defined in the 12/30/97 Credit Agreement. The Company's 1997 financial performance allowed for a lessening of such margins by about 50 basis points.

     Management will continue to seek strategic acquisitions of companies and product lines that fit within the desired categories of products for the home. Management expects continued sales and earnings growth from future acquisitions but that additional financing may be necessary to support acquisition activity.

FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K, including "Business," "Properties," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: (i) the anticipated effect of the Tamor Acquisition and the Seymour Acquisition on the Company's sales and earnings; (ii) the impact of the level of the Company's indebtedness; (iii) restrictive covenants contained in the Company's various debt documents; (iv) general economic conditions and conditions in the retail environment; (v) the Company's dependence on a few large customers; (vi) price fluctuations in the raw materials used by the Company, particularly plastic resin; (vii) competitive conditions in the Company's markets; (viii) the seasonal nature of the Company's business; (ix) the Company's ability to execute its acquisition strategy; (x) fluctuations in the stock market; (xi) the extent to which the Company is able to retain and attract key personnel; (xii) relationships with retailers; and (xiii) the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Listed below are the financial statements and supplementary data included in this part of the Annual Report on Form 10-K:

                                                                       PAGE NO.
                                                                       --------
(a)    Financial Statements
       Reports of Independent Public Accountants...................       F-1
       Consolidated Balance Sheets at December 27, 1997 and               F-3
       December 28, 1996...........................................
       Consolidated Statements of Operations for 1997, 1996 and           F-4
       1995........................................................
       Consolidated Statements of Stockholders' Equity for 1997,          F-5
       1996 and 1995...............................................
       Consolidated Statements of Cash Flows for 1997, 1996 and           F-6
       1995........................................................
       Notes to Consolidated Financial Statements..................       F-7
(b)    Supplementary Data
       Summary of Quarterly Financial Information..................      F-26

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Board of Directors of the Company has appointed Arthur Andersen LLP, independent public accountants, as independent auditors to examine the annual consolidated financial statements of the Company and its subsidiary companies for 1998. Arthur Andersen LLP has served as the Company's independent auditors since 1996.

     The Company dismissed Grant Thornton LLP, its independent public accountants, effective April 12, 1996.

     In connection with the audit of 1995, and during the interim period prior to the dismissal, there were no disagreements with the former accountants on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure.

     During 1995 and during the interim period prior to engagement by Arthur Andersen LLP, there were no consultations with Arthur Andersen LLP with regard to either the application of accounting principles as to any specific transaction, either completed or proposed; the type of audit opinion that would be rendered on the Company's financial statements; or any matter of disagreements with the former accountants.

     The former accountants' report on the financial statements of the Company for 1995 was unqualified.

     The Company's Board of Directors approved the audit committee's recommendation to change accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Company's executive officers is included under
Part I of this Form 10-K.

     Information set forth under "Election of Directors" in the Proxy Statement is incorporated herein by reference. The information set forth under "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under "Compensation of Executive Officers" and "Employment Agreements" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the "Security Ownership of Principal Stockholders and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Listed below are the financial statements, additional financial information, reports and exhibits included in this part of the Annual Report on Form 10-K:

(A) FINANCIAL STATEMENTS

     The financial statements and notes to the consolidated financial statements are referred to in Item 8.

(B) ADDITIONAL FINANCIAL INFORMATION                                 PAGE NO.
     Reports of Independent Public Accountants on Schedule II....      F-24
     Schedule II -- Valuation and Qualifying Accounts............      F-26

(C) REPORTS FILED ON FORM 8-K

        DATE FILED                          ITEMS REPORTED
        ----------                          --------------
         11-24-97    The Company signed a definitive agreement to acquire Seymour
                     Housewares, Inc. There were no financial statements filed
                     with this Form 8-K.

(D) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            EXHIBIT TITLE
-------                           -------------
   2.1     Agreement and Plan of Merger, dated as of February 13, 1997, by and among Selfix, Inc., HPI Merger, Inc. and Home
           Products International, Inc. Incorporated by reference from
           Exhibit 2.1 to Form 8-B Registration Statement filed on
           February 20, 1997.
   2.2     Agreement and Plan of Merger, dated as of October 24, 1995, by and among Selfix, Inc., Mericon Corporation,Claw, L.L.C.
           and Dennis Buckshaw. Incorporated by reference from Exhibit
           2.2 to Form 8-B Registration Statement filed on February 20,
           1997.
   2.3     Stock Purchase Agreement, made as of January 1, 1997,
           between the Company, Leonard J. Tocci, Richard M. Tocci,
           Lawrence J. Tata, Michael P. Tata and Barbara L. Tata.
           Incorporated by reference from Exhibit 2.2 to Form 8-K dated
           February 28, 1997.
   2.4     Agreement and Plan of Merger, dated as of January 1, 1997, by and among the Company, Houseware Sales, Inc. and the
           individual shareholders of Houseware Sales, Inc.
           Incorporated by reference from Exhibit 2.1 to Form 8-K dated
           February 28, 1997.
   2.5     Amended and Restated Agreement, dated December 30, 1997, by and among the Company, Seymour Sales Corporation, Seymour
           Housewares Corporation, and Chase Venture Capital Associates
           (majority shareholder of Seymour Sales Corporation).
           Incorporated by reference from Exhibit 2.1 to Form 8-K dated
           January 13, 1998, which was subsequently modified as stated
           in Item 2 to Form 8-K/A dated March 16, 1998.
  *2.6     Form of Escrow Agreement (Exhibit 2.8 from Amended and
           Restated Agreement, dated December 30, 1997 by and among the
           Company, Seymour Sales Corporation, Seymour Housewares
           Corporation, and Chase Venture Capital Associates (majority shareholder of Seymour Sales Corporation)) by and among
           HPII, the security holders of Sales, Majority Shareholder, and LaSalle.
   3.1     Certificate of Incorporation of the Company filed with the
           Delaware Secretary of State on February 7, 1997.
           Incorporated by reference from Exhibit 3.1 to Form 8-B
           Registration Statement filed on February 20, 1997.
   3.2     By-laws of the Company. Incorporated by reference from
           Exhibit 3.2 to Form 8-B Registration Statement filed on
           February 20, 1997.
   4.1     Form of Rights Agreement dated as of May 21, 1997, between
           Home Products International, Inc. and ChaseMellon
           Shareholder Services L.L.C., as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate.
           Incorporated by reference from Exhibit 4.2 to Form S-2
           Registration Statement (File No. 333-25871) filed on April
           25, 1997.
  10.1     The Company's 1994 Stock Option Plan. Incorporated by
           reference from Exhibit A of the Company's Proxy Statement
           for its 1994 Annual Meeting.**
  10.2     The Company's 1991 Stock Option Plan. Incorporated by
           reference from Exhibit A of the Company's Proxy Statement
           for its 1991 Annual Meeting.**
  10.3     The Company's 1987 Stock Option Plan Incorporated by
           reference from Exhibit 10.8 to Form S-1 Registration
           Statement No. 33-23881.**
  10.4     Lease, dated July 24, 1980, among Selfix as Tenant and NLR
           Gift Trust and MJR Gift Trust as Landlord concerning
           Selfix's facility in Chicago, Illinois. Incorporated by
           reference from Exhibit 10.9 to Form S-1 Registration
           Statement No. 33-23881.
  10.5     Patent licensing agreement, dated as of November 2, 1971,
           between Selfix and Meyer J. Ragir concerning M.J. Molding
           Process. Incorporated by reference from Exhibit 10.13 to
           Form S-1 Registration Statement No. 33-23881.
  10.6     Patent licensing agreement, dated as of November 15, 1971, between Selfix and Meyer J. Ragir concerning Suction Lock
           Products. Incorporated by reference from Exhibit 10.14 to
           Form S-1 Registration Statement No. 33-23881.
  10.7     Patent licensing agreement, dated as of June 1, 1981,
           between Selfix and Meyer J. Ragir concerning Shower
           Organizer Products. Incorporated by reference from Exhibit
           10.15 to Form S-1 Registration Statement No. 33-23881.

EXHIBIT
NUMBER                            EXHIBIT TITLE
-------                           -------------
  10.8     Loan Agreement dated December, 1989 between Selfix and
           Illinois Development Finance Authority in connection with
           Selfix's Industrial Revenue Bond. Incorporated by reference from the Company's Form 10-K for the year ended May 31,
           1990.
  10.9     Loan Agreement dated September, 1990 between Selfix and
           Illinois Development Finance Authority in connection with
           Selfix's Industrial Revenue Bond. Incorporated by reference from the Company's Form 10-K for the fifty-two weeks ended
           December 28, 1991.
 *10.10    Credit Agreement dated as of December 30, 1997 among Selfix,
           Inc., Tamor Corporation, Seymour Housewares Corporation, and
           Shutters, Inc., as Borrowers, the Company, General Electric
           Capital Corporation, as Agent and Lender, and other Lenders signatory hereto from time to time.
 *10.11    Note Purchase Agreement dated as of December 30, 1997, among
           Selfix, Inc., Tamor Corporation, Shutters, Inc., and Seymour
           Housewares Corporation, Home Products International, Inc.,
           (referred to herein as Joint Issuers) and General Electric
           Capital Corporation individually, and as Agent for itself
           and other Note Purchasers signatory hereto.
 *10.12    $5,000,000 Senior Subordinated Note -- General Electric
           Capital Corporation, due December 30, 2006.
 *10.13    $5,000,000 Senior Subordinated Note -- Archimedes Funding,
           L.L.C. due December 30, 2006.
 *10.14    Subordinated Note Security Agreement dated December 30, 1997 among Selfix, Inc., Tamor Corporation, Shutters, Inc., and
           Seymour Housewares Corporation, Home Products International,
           Inc., (collectively referred to herein as Grantors) in favor of General Electric Capital Corporation.
  10.15    Employment Agreement dated January 1, 1997 between the
           Company and James R. Tennant, Chairman of the Board and
           Chief Executive Officer. Incorporated by reference from
           Exhibit 10.10 to Form 8-B Registration Statement filed on
           February 20, 1997.**
 *10.16    Employment Agreement dated January 5, 1998 between the
           Company and Stephen R. Brian, President and Chief Operating
           Officer.**
  10.17    Reimbursement Agreement by and among Selfix, Shutters, Inc.
           and LaSalle National Bank dated as of April 12, 1996
           relating to letter of credit issued in connection with the
           Series 1990 Bonds. Incorporated by reference from Exhibit
           10.11 to Form 8-B Registration Statement filed on February
           20, 1997.
  10.18    Lease Agreement, dated March 6, 1992, by and between
           Gottsegen Realty Venture, Robert Gottsegen, Trustee, as
           Landlord and Victory Button, Inc., as Tenant (predecessor in interest to Tamor) for Warehouse Facilities at Fitchburg,
           Massachusetts, and First Addendum dated May 10, 1993.
  10.19    Description of the 1998 Executive Incentive Bonus Plan.
           Incorporated by reference to the Compensation Committee
           Report contained in Form Pre 14A dated April 13, 1998.**
  10.20    Description of the 1998 Management Incentive Bonus Plan.
           Incorporated by reference to the Compensation Committee
           Report contained in Form Pre 14A dated April 13, 1998.**
 *11.1     Statement Regarding Computation of Earnings Per Share is
           included in the Notes to the Consolidated Financial
           Statements referred to in Item 8 hereof.
  16.1     Letter re: Change in Certifying Accountant. Incorporated by
           reference from Exhibit 16.1 to Form 8-K filed by the Company on April 22, 1996.
 *21.1     List of Subsidiaries.
 *23.1     Consent of Arthur Andersen LLP.
 *23.2     Consent of Grant Thornton LLP.
 *27.1     Financial Data Schedule.

-------------------------
 * Filed herewith, exhibits not marked with an asterisk are incorporated by reference.

** Indicates an employee benefit plan, management contract or compensatory plan or arrangement in which a named executive officer participates.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors
Home Products International, Inc.

     We have audited the accompanying consolidated balance sheets of Home Products International, Inc. (formerly Selfix, Inc.) (a Delaware corporation) and subsidiaries as of December 27, 1997 and December 28, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the fifty-two week periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Home Product International, Inc. and subsidiaries as of December 27, 1997 and December 28, 1996, and the results of its operations and its cash flows for the fifty-two week periods then ended in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Chicago, Illinois
February 6, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Home Products International, Inc. (formerly Selfix, Inc.)

     We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows for the 52-week period ended December 30, 1995 of Home Products International, Inc., (formerly Selfix, Inc.). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their consolidated cash flows for the 52-week period ended December 30, 1995 of Home Products International, Inc. and Subsidiaries, in conformity with generally accepted accounting principles.

                                          GRANT THORNTON LLP

Chicago, Illinois
February 9, 1996

                       HOME PRODUCTS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                AS OF FISCAL YEAR END
                                                                ----------------------
                                                                  1997         1996
                                                                  ----         ----
                                                                    (IN THOUSANDS,
                                                                EXCEPT SHARE AMOUNTS)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $    583     $  2,878
  Accounts receivable, net of allowance for doubtful
     accounts of $1,716 at December 27, 1997 and $901 at
     December 28, 1996......................................      20,802        6,476
  Notes and other receivables...............................          80          119
  Inventories, net..........................................      12,797        4,391
  Prepaid expenses and other current assets.................         428          100
                                                                --------     --------
     Total current assets...................................      34,690       13,964
                                                                --------     --------
Property, plant and equipment -- at cost....................      47,634       22,515
Less accumulated depreciation and amortization..............     (19,254)     (14,581)
                                                                --------     --------
Property, plant and equipment, net..........................      28,380        7,934
                                                                --------     --------
Deferred income taxes.......................................       3,466           --
Intangible and other assets.................................      32,807        2,807
                                                                --------     --------
Total assets................................................    $ 99,343     $ 24,705
                                                                ========     ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term obligations...............    $  3,850     $    838
  Accounts payable..........................................       9,664        1,956
  Accrued liabilities.......................................      12,913        4,018
                                                                --------     --------
     Total current liabilities..............................      26,427        6,812
                                                                --------     --------
Long-term obligations -- net of current maturities..........      30,700        6,184
Stockholders' equity:
  Preferred stock -- authorized, 500,000 shares, $.01 par
     value; none issued.....................................          --           --
  Common stock -- authorized 15,000,000 shares, $.01 par
     value; 6,674,271 shares issued at December 27, 1997 and
     3,881,423 shares issued at December 28, 1996...........          67           39
  Additional paid-in capital................................      33,956       10,839
  Retained earnings.........................................       8,616        1,296
  Common stock held in treasury -- at cost (58,762
     shares)................................................        (264)        (264)
  Currency translation adjustments..........................        (159)        (201)
                                                                --------     --------
     Total stockholders' equity.............................      42,216       11,709
                                                                --------     --------
Total liabilities and stockholders' equity..................    $ 99,343     $ 24,705
                                                                ========     ========

    The accompanying notes are an integral part of the financial statements.

                       HOME PRODUCTS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       FISCAL YEAR
                                                             --------------------------------
                                                               1997        1996        1995
                                                               ----        ----        ----
                                                                      (IN THOUSANDS,
                                                                EXCEPT PER SHARE AMOUNTS)
Net sales..................................................  $129,324     $38,200     $41,039
Cost of goods sold.........................................    88,888      22,992      25,678
                                                             --------     -------     -------
  Gross profit.............................................    40,436      15,208      15,361
Operating expenses
  Selling..................................................    18,332       9,042      10,474
  Administrative...........................................     8,474       4,600       6,433
  Amortization of intangible assets........................       882         201         478
  Restructuring charge.....................................        --          --       2,051
                                                             --------     -------     -------
                                                               27,688      13,843      19,436
                                                             --------     -------     -------
  Operating profit (loss)..................................    12,748       1,365      (4,075)
                                                             --------     -------     -------
Other income (expense)
  Interest income..........................................        50          80         230
  Interest (expense).......................................    (5,152)       (707)       (896)
  Other income (expense)...................................        20          68         458
                                                             --------     -------     -------
                                                               (5,082)       (559)       (208)
                                                             --------     -------     -------
Earnings (loss) before income taxes........................     7,666         806      (4,283)
Income tax (expense) benefit...............................      (346)         --         273
                                                             --------     -------     -------
Net earnings (loss)........................................  $  7,320     $   806     $(4,010)
                                                             ========     =======     =======
Net earnings (loss) per common share -- Basic..............  $   1.35     $  0.21     $ (1.11)
                                                             ========     =======     =======
Net earnings (loss) per common share -- Diluted............  $   1.29     $  0.21     $ (1.11)
                                                             ========     =======     =======

    The accompanying notes are an integral part of the financial statements.

                       HOME PRODUCTS INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                           COMMON
                                                          ADDITIONAL               CURRENCY              STOCK HELD
                                     PREFERRED   COMMON    PAID-IN     RETAINED   TRANSLATION   OTHER,   IN TREASURY
                                       STOCK     STOCK     CAPITAL     EARNINGS   ADJUSTMENTS    NET       AT COST      TOTAL
                                     ---------   ------   ----------   --------   -----------   ------   -----------    -----
                                                                          (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1994......     $ --       $36      $ 9,360     $ 4,500       $(222)      $(51)      $  --      $13,623
Net loss..........................       --        --           --      (4,010)         --         --          --       (4,010)
Issuance of 250,000 shares of
  common stock in connection with
  the acquisition of Mericon Child
  Safety Products.................       --         3        1,372          --          --         --          --        1,375
Issuance of 9,147 shares of common
  stock in connection with
  exercise of stock options.......       --        --           33          --          --         --          --           33
Purchase of 58,762 common share
  held in treasury at cost........       --        --           --          --          --         --        (264)        (264)
Other.............................       --        --           --          --          --         60          --           60
Translation adjustments...........       --        --           --          --          30         --          --           30
                                       ----       ---      -------     -------       -----       ----       -----      -------
BALANCE AT DECEMBER 30, 1995......       --        39       10,765         490        (192)         9        (264)      10,847
Net earnings......................       --        --           --         806          --         --          --          806
Issuance of 19,639 shares of
  common stock in connection with
  employee stock purchase plan....       --        --           74          --          --         --          --           74
Other.............................       --        --           --          --          --         (9)         --           (9)
Translation adjustments...........       --        --           --          --          (9)        --          --           (9)
                                       ----       ---      -------     -------       -----       ----       -----      -------
BALANCE AT DECEMBER 28, 1996......       --        39       10,839       1,296        (201)        --        (264)      11,709
Net earnings......................       --        --           --       7,320          --         --          --        7,320
Issuance of 19,560 shares in
  connection with employee stock
  purchase plan...................       --        --          107          --          --         --          --          107
Issuance or 480,000 shares of
  common stock in connection with
  Tamor Acquisition...............       --         5        2,395          --          --         --          --        2,400
Issuance of 2,280,000 shares of
  common stock in connection with
  secondary public offering.......       --        23       20,148          --          --         --          --       20,171
Issuance of warrant...............       --        --          400          --          --         --          --          400
Stock options exercised...........       --        --           67          --          --         --          --           67
Issuance of 13,288 shares of
  common stock in connection with
  the exercise of stock options...
Translation adjustments...........       --        --           --          --          42         --          --           42
                                       ----       ---      -------     -------       -----       ----       -----      -------
BALANCE AT DECEMBER 27, 1997......     $ --       $67      $33,956     $ 8,616       $(159)      $ --       $(264)     $42,216
                                       ====       ===      =======     =======       =====       ====       =====      =======

    The accompanying notes are an integral part of the financial statements.

                       HOME PRODUCTS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         FISCAL YEAR
                                                                -----------------------------
                                                                 1997       1996       1995
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss).......................................    $ 7,320    $   806    $(4,010)
  Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................      5,687      2,214      3,337
     Provision for restructuring charge.....................         --         --      2,051
     Changes in assets and liabilities:
     (Increase) decrease in accounts receivable.............     (5,428)    (1,786)       494
     (Increase) decrease in inventories.....................     (2,280)       760        105
     Decrease in refundable income taxes....................         --        222        159
     Increase in net deferred tax asset.....................     (3,466)        --         --
     (Increase) decrease in notes and other receivables.....         --        (35)     1,691
     Increase (decrease) in accounts payable................     (4,695)       622       (681)
     Increase (decrease) in accrued liabilities.............      5,060       (793)      (603)
     Other operating activities, net........................     (1,320)      (187)        32
                                                                -------    -------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................        878      1,823      2,575
                                                                -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Tamor Acquisition, net of cash acquired...................    (27,876)        --         --
  Proceeds from sale or maturity of marketable securities...         --        515        408
  Capital expenditures, net.................................     (8,382)    (1,624)    (1,215)
  Restricted cash -- Industrial Revenue Bond................         --         --          5
  Mericon Child Safety Products Acquisition, net of cash
     acquired...............................................         --         --       (921)
                                                                -------    -------    -------
NET CASH USED FOR INVESTING ACTIVITIES......................    (36,258)    (1,109)    (1,723)
                                                                -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on borrowings....................................    (34,609)      (860)    (2,471)
  Proceeds from borrowings and warrants.....................     44,158         --         --
  Net proceeds from borrowings under revolving line of
     credit.................................................      3,355         --         --
  Net proceeds from secondary stock offering................     20,171         --         --
  Payment of capital lease obligation.......................       (164)       (32)       (27)
  Purchase of treasury stock................................         --         --       (264)
  Exercise of common stock options and issuance of common
     stock under stock purchase plan........................        174         74         33
                                                                -------    -------    -------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES........     33,085       (818)    (2,729)
                                                                -------    -------    -------
  Net decrease in cash and cash equivalents.................     (2,295)      (104)    (1,877)
  Cash and cash equivalents at beginning of year............      2,878      2,982      4,859
                                                                -------    -------    -------
  Cash and cash equivalents at end of year..................    $   583    $ 2,878    $ 2,982
                                                                =======    =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
  Interest..................................................    $ 3,568    $   599    $   822
                                                                -------    -------    -------
  Income taxes, net.........................................      1,255       (314)      (457)
                                                                -------    -------    -------

    The accompanying notes are an integral part of the financial statements.

                       HOME PRODUCTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          DECEMBER 27, 1997, DECEMBER 28, 1996, AND DECEMBER 30, 1995
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Home Products International, Inc. (the "Company") and its subsidiary companies design, manufacture and market products in two industry segments: housewares products and home improvement products. Housewares products are marketed principally through mass market trade channels throughout the United States and internationally. Home improvement products are sold principally through wholesalers that service the residential construction, repair, and remodeling industry throughout the United States.

Principles of Consolidation.

     The consolidated financial statements include the accounts of the Company and its subsidiary companies. All significant intercompany transactions and balances have been eliminated. The accompanying statements do not include the accounts of Seymour Sales Corporation or its wholly owned subsidiary, Seymour Housewares Corporation, (collectively, "Seymour"), as the Company did not complete the acquisition until after the end of fiscal 1997. See Note 16 for more information regarding the acquisition of Seymour.

Use of Estimates.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments and Credit Risk.

     The carrying value of cash, cash equivalents, investments and long-term obligations approximate their fair values based upon quoted market rates. As of December 27, 1997, and December 28, 1996, the Company had no significant concentrations of credit risk related to cash equivalents.

Inventories.

     Inventories are stated at the lower of cost or net realizable value with cost determined on a first in, first out (FIFO) basis.

Property, Plant and Equipment.

     Property, plant and equipment are stated at cost. Depreciation is charged against results of operations over the estimated service lives of the related assets.

     Improvements to leased property are amortized over the life of the lease or the life of the improvement, whichever is shorter. For financial reporting purposes, the Company uses the straight-line method of depreciation. For tax purposes, the Company uses accelerated methods where permitted.

                       HOME PRODUCTS INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The estimated service lives of the fixed assets are as follows:

Buildings...................................................  30 years
Land and building under capital lease.......................  lease term
Machinery, equipment and vehicles...........................  3 - 8 years
Tools, dies and molds.......................................  5 years
Furniture, fixtures and office equipment....................  2 - 8 years
Leasehold improvements......................................  lease term

Revenue Recognition.

     The Company recognizes revenue as products are shipped to customers.

Intangible Assets.

     Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is amortized over forty years. Covenants not to compete are amortized on a straight-line basis over the terms of the respective agreements. Patents, royalty rights, trademarks acquired and licensing agreements are amortized over their estimated useful lives ranging from five to ten years.

Long-Lived Assets.

     In fiscal 1996, the Company adopted Statement of Financial Accounting Standard No. 121, ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". The statement requires entities to review long-lived assets and certain intangible assets in certain circumstances, and if the value of the asset is impaired, an impairment loss shall be recognized. The adoption of this policy had no material effect on the Company's financial position or results of operations.

Income Taxes.

     Deferred tax assets and liabilities are determined at the end of each period, based on differences between the financial statement bases of assets and liabilities and the tax bases of those same assets and liabilities, using the currently enacted statutory tax rates.

Net Earnings (Loss) Per Common Share.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which established new standards for the computation and presentation of earning per share information. As required, the Company has adopted the provisions of SFAS 128 for its year end 1997 financial statements, and has restated all prior year earnings per share information. Net earnings (loss) per common share -- basic, was calculated by dividing net earnings (loss) applicable to common shares by the weighted average number of common shares outstanding during each year. Net earnings (loss) per common share -- diluted, reflects the potential dilution that could occur assuming exercise of all outstanding "in-the-money" stock options. A reconciliation of the net earnings (loss)

                       HOME PRODUCTS INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and the number of shares used in computing basic and diluted earnings per share was as follows (in thousands, except share and per share amounts):

                                                        1997     1996     1995
                                                        ----     ----     ----
Net earnings (loss) per common share -- Basic:
Net earnings (loss) applicable to common shares......  $7,320   $  806   $(4,010)
                                                       ======   ======   =======
Weighted average common shares outstanding for the
  year...............................................   5,436    3,820     3,617
                                                       ======   ======   =======
Net earnings (loss) per common share -- Basic........  $ 1.35   $ 0.21   $ (1.11)
                                                       ======   ======   =======
Net earnings (loss) per common share -- Diluted:
Net earnings (loss) applicable to common shares......  $7,320   $  806   $(4,010)
                                                       ======   ======   =======
Weighted average common shares outstanding for the
  year...............................................   5,436    3,820     3,617
Increase in shares which would result from exercise
  of "in-the-money" stock options....................     246       34        --
                                                       ------   ------   -------
Weighted average common shares assuming conversion of
  the above securities...............................   5,682    3,854     3,617
                                                       ======   ======   =======
Net earnings (loss) per common share -- Diluted......  $ 1.29   $ 0.21   $ (1.11)
                                                       ======   ======   =======

Benefit Plans.

     The Company provides a profit sharing and savings plan (including a 401(k) plan) to which both the Company and eligible employees may contribute. Company contributions to the profit sharing and savings plan are voluntary and at the discretion of the Board of Directors. The Company matches the employee 401(k) plan contributions with certain limitations. The total Company contributions to both plans are limited to the maximum deductible amount under the Federal income tax law.

     The Company provides retirement plans for its employees covered under collective bargaining agreements. The amount of the Company contribution is determined by the respective collective bargaining agreement.

     The contributions to all the profit sharing, savings, and retirement plans for 1997, 1996 and 1995, were $414, $248, and $259, respectively.

Cash and Cash Equivalents.

     The Company considers all highly liquid, short-term investments with an original maturity of three months or less, to be cash equivalents.

Fiscal Year.

     The Company's fiscal year ends on the last Saturday in December. References to the fiscal years 1997, 1996 and 1995 are for the fifty-two weeks ended December 27, 1997, December 28, 1996 and December 30, 1995.

Related Parties.

     A director of the Company is the executor and co-trustee of certain estates and trusts which lease facilities to the Company as discussed in Note 9. In addition, the director is a partner in a law firm which is the Company's general counsel. Total fees paid to this law firm in fiscal 1997 were $730.

                       HOME PRODUCTS INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In fiscal 1997 the Company engaged the services of a management consulting firm in which a director of the Company is a partner. Total fees paid to this management consulting firm in 1997 were $99.

     In fiscal 1997, Tamor purchased raw materials and packaging from vendors whose ownership was related to certain officers of Tamor. Such transactions were as follows: (i) raw materials totaling $9,835, and packaging totaling $1,700. Management believes the transactions were conducted on an arm's length basis at competitive prices.

NOTE 2. ACQUISITION OF TAMOR PLASTICS CORPORATION AND HOUSEWARE SALES, INC.

     Pursuant to an agreement dated October 29, 1996, the Company, as of January 1, 1997, took operating and financial control of Tamor Plastics Corporation, and its affiliated product distribution company, Houseware Sales, Inc., (collectively, "TAMOR"), assumed substantially all of the liabilities of Tamor and retained substantially all of the earnings from Tamor's operations (the "TAMOR ACQUISITION"). Actual results are combined since the date of effective control although the purchase did not close until February 28, 1997. Tamor, founded in 1947, designs, manufactures, and markets quality plastic houseware products, including storage totes, hangers, and juvenile organization products.

     The Tamor Acquisition was completed by the Company for a total purchase price of $41,900 consisting of $27,800 in cash, $2,400 of Common Stock (480,000 shares), and the assumption of $11,700 of short and long-term debt. The funds used for the Tamor Acquisition were obtained from a credit agreement entered into with General Electric Capital Corporation, ("GECC"), on February 27, 1997, (the "CREDIT AGREEMENT"). See Note 9 for additional information on the Credit Agreement.

     The Tamor Acquisition was accounted for as a purchase, and the operating results of Tamor have been included in the accompanying financial statements from January 1, 1997, the effective date of the acquisition. The excess of the purchase price over the fair value of the assets acquired (goodwill) approximated $27,599 and is being amortized over a period of forty years.

The unaudited pro forma consolidated results of operations as of December 28, 1996 would have been as follows, if the Tamor Acquisition had occurred on January 1, 1996:

        Net Sales...................................................  $113,914
        Gross Profit................................................    33,104
        Operating Income............................................     8,240
        Net Income..................................................     2,599
        Net earnings per common share -- Basic......................  $   0.60
        Net earnings per common share -- Diluted....................  $   0.59

     Adjustments made in arriving at the pro forma combined results include increased interest expense and amortization of debt issuance costs on acquisition debt, amortization of goodwill, and certain operating expense reductions. No effect has been given in operating expenses to the fair value of the assets acquired, depreciable values or lives, or synergistic benefits which may be realized from the acquisition.

     The pro forma consolidated results do not purport to be indicative of results that would have occurred had the Tamor Acquisition been in effect as of January 1, 1996 nor do they purport to be indicative of the results that will be obtained in the future.

NOTE 3. ACQUISITION OF MERICON CHILD SAFETY PRODUCTS

     On October 24, 1995, the Company acquired 100% of the common stock of Mericon Child Safety Products for a total purchase price of $2,421 consisting of 250,000 shares of the Company's common stock. The acquisition was accounted for as a purchase, and accordingly, the results of operations are included in the

                       HOME PRODUCTS INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

consolidated financial results from the date of acquisition. The purchase price in excess of the fair value of net assets acquired (goodwill) of approximately $1,796 is being amortized over a period of forty years.

NOTE 4. PUBLIC STOCK OFFERING

     On June 30, 1997, the Company completed a secondary public offering of 2,000,000 new shares of its common stock. Net proceeds in the amount of $18,300 were used to repay the subordinated note of $7,000, term notes of $11,100, and accrued interest of $200. On July 16, 1997, an additional 280,000 shares were sold pursuant to an underwriter's over-allotment provision. Net proceeds of $2,600 were used to repay term notes of $2,500 and accrued interest of $100.

     See Note 9 for additional information regarding the repayment of debt.

NOTE 5. INVENTORIES

     The components of the Company's inventory were as follows:

                                                               1997      1996
                                                               ----      ----
Finished goods..............................................  $ 7,335   $2,604
Work-in-process.............................................    2,225    1,003
Raw materials...............................................    3,237      784
                                                              -------   ------
                                                              $12,797   $4,391
                                                              =======   ======

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment were as follows:

                                                             1997       1996
                                                             ----       ----
Buildings and land.......................................  $  5,588   $  2,176
Land and building under capital lease....................     2,535      2,535
Machinery, equipment and vehicles........................    17,936      7,092
Tools and dies...........................................    16,303      6,704
Furniture, fixtures and office equipment.................     3,339      2,679
Leasehold improvements...................................     1,933      1,329
                                                           --------   --------
                                                             47,634     22,515
Less accumulated depreciation and amortization...........   (19,254)   (14,581)
                                                           --------   --------
                                                           $ 28,380   $  7,934
                                                           ========   ========

                       HOME PRODUCTS INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7. INTANGIBLES AND OTHER ASSETS

     Intangibles and other assets consist of the following:

                                                               1997      1996
                                                               ----      ----
Goodwill, net of accumulated amortization of $993 on
  December 27, 1997, and $223 on December 28, 1996..........  $28,892   $1,978
Covenants not to compete, net of accumulated amortization of
  $13 on December 27, 1997, and $7 on December 28, 1996.....       77       23
Industrial Revenue Bond fees, net of accumulated
  amortization of $230 on December 27, 1997, and $202 on
  December 28, 1996.........................................      173      201
Patents, net of accumulated amortization of $1,384 on
  December 27, 1997, and $1,327 on December 28, 1996........       96      153
Licensing agreement, net of accumulated amortization of $42
  on December 27, 1997, and $23 on December 28, 1996........      153      172
Deferred financing fees, net of accumulated amortization of
  $439 on December 27, 1997, and $20 on December 28, 1996...    3,320       77
Other assets................................................       96      203
                                                              -------   ------
                                                              $32,807   $2,807
                                                              =======   ======

NOTE 8. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                               1997      1996
                                                               ----      ----
Compensation and other benefits.............................  $ 3,012   $1,540
Sales incentives and commissions............................    2,721      814
Income taxes payable........................................    3,551       92
Other.......................................................    3,629    1,572
                                                              -------   ------
                                                              $12,913   $4,018
                                                              =======   ======

                       HOME PRODUCTS INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 9. LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

                                                                 1997       1996
                                                                 ----       ----
Revolving credit facility, variable rate, due August 28,
  2002......................................................    $ 3,355    $   --
Term Loan A, variable rate, due July 1, 2002................     11,783        --
Term Loan B, variable rate, due July 1, 2004................     12,938        --
Illinois Development Finance Authority (IDFA) variable rate
  demand Industrial Development Revenue bonds (Shutters
  Project) Series 1989, due November 1, 2002................      2,000     2,400
Illinois Development Finance Authority (IDFA) variable rate
  demand Industrial Development Revenue Bonds (Selfix, Inc.
  Project) Series 1990, due September 1, 2005...............      2,400     2,800
Capital lease obligations...................................      2,074     1,822
                                                                -------    ------
                                                                 34,550     7,022
Less current maturities.....................................     (3,850)     (838)
                                                                -------    ------
                                                                $30,700    $6,184
                                                                =======    ======

     In connection with the Tamor Acquisition, (as more fully described in Note
2), the Company entered into a credit agreement dated February 27, 1997 (the "CREDIT AGREEMENT"), with GECC which provided (i) a $20,000 revolving credit facility, (ii) a twenty-two quarter $20,000 term loan, and (iii) a thirty quarter $20,000 term loan. In addition, the Company obtained a $7,000 subordinated equity bridge note (the "SUBORDINATED NOTE") through GECC. However, as more fully described in Note 16, effective December 30, 1997 the Company terminated the February 27, 1997, Credit Agreement, and entered into a $130,000 credit agreement dated December 30, 1997 (the "12/30/97 CREDIT AGREEMENT") with GECC. In addition to the 12/30/97 Credit Agreement, the Company obtained a $10,000 senior subordinated note, also through GECC.

     In connection with the Subordinated Note, the Company issued a warrant (the "WARRANT") to purchase 79,204 shares of common stock, exercisable at 50% of the Market price ($5.80 per share), as defined in the Warrant. The exercise period commenced on August 1, 1997, and terminates on February 27, 2007. The Warrant was recorded by the Company at its estimated fair value of $400. As of December 27, 1997 the Warrant had not been exercised.

     As discussed in Note 4, on June 24, 1997, the Company completed a secondary public offering of 2,000,000 shares of its common stock. Net proceeds in the amount of $18,300 were used to fully repay the Subordinated Note of $7,000, term notes of $11,100, and accrued interest of $200. On July 16, 1997, an additional 280,000 shares were sold pursuant to an underwriter's over-allotment provision. Net proceeds of $2,600 were used to repay term notes of $2,500 and accrued interest of $100.

     The IDFA variable rate demand Industrial Development Bonds (Shutters Project) Series 1989, were issued in December 1989, and mature on November 1, 2002. Interest is calculated based upon a weekly variable rate, and is paid monthly. Principal is payable in annual installments, due on December 1. The variable rate at December 27, 1997, and December 28, 1996, was 4.6%.

     The IDFA variable rate demand Industrial Development Bonds (Selfix Project) Series 1990, were issued in September 1990, and mature on September 1, 2005. Interest is calculated based upon a weekly variable rate, and is paid monthly. Principal is payable in annual installments, due on December 1. The variable rate at December 27, 1997, and December 28, 1996, was 4.6%.

                       HOME PRODUCTS INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Capital lease obligations include; (i) a lease agreement between Selfix and two related trusts for Selfix's principal factory and corporate office; and (ii) starting in fiscal 1997, various equipment lease agreements. Lease payments to the trusts were $519, $467 and $491, in 1997, 1996 and 1995, respectively, and lease payments for machinery and equipment in 1997 were $140.

     The following schedule shows future minimum lease payments together with the present value of the payments for capital lease obligations.

Years ending:
  1998......................................................    $   430
  1999......................................................        422
  2000......................................................        417
  2001......................................................        407
  2002......................................................        367
  Thereafter................................................      2,604
                                                                -------
Less amount representing interest...........................     (4,644)
                                                                -------
Present value of minimum lease payments.....................    $ 2,074
                                                                =======
Long-term portion...........................................    $ 1,974
Current portion.............................................        100
                                                                -------
                                                                $ 2,074
                                                                =======

NOTE 10. COMMITMENTS AND CONTINGENCIES

     The Company leases certain manufacturing, distribution, and office facilities under noncancellable operating leases, expiring at various dates through 1999. Future minimum lease payments amount to $1,046, and $1,020 for fiscal years 1998 and 1999, respectively. Rent expense under operating leases for 1997, 1996, and 1995, was $1,184, $354, and $381, respectively.

NOTE 11. INCOME TAXES

     The components of earnings (loss) before income taxes are as follows:

                                                        1997     1996     1995
                                                        ----     ----     ----
Domestic.............................................  $7,602   $1,122   $(3,262)
Foreign..............................................      64     (316)   (1,021)
                                                       ------   ------   -------
                                                       $7,666   $  806   $(4,283)
                                                       ======   ======   =======

                       HOME PRODUCTS INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Significant components of the Company's deferred tax items as of December 27, 1997 and December 28, 1996 are as follows:

                                                               1997     1996
                                                               ----     ----
DEFERRED TAX ASSETS
  Inventory reserves and overhead capitalized for tax
     purposes...............................................  $1,166   $   414
  Employee benefit expenses and other accruals..............     341       450
  Accounts receivable reserve...............................     423       241
  Capitalized lease treated as operating lease for tax
     purposes...............................................     378       430
  Accrued advertising, volume rebates and reserves for
     returns................................................     890       109
  Other accrued liabilities.................................     235       344
  Net operating loss carryforward...........................      --       612
  Other.....................................................     936       889
                                                              ------   -------
Gross deferred tax assets...................................   4,369     3,489
                                                              ------   -------
DEFERRED TAX LIABILITIES
  Depreciation..............................................     628       301
  Other.....................................................     275        45
                                                              ------   -------
Gross deferred tax liabilities..............................     903       346
                                                              ------   -------
Deferred tax assets net of deferred liabilities.............   3,466     3,143
Valuation allowance.........................................      --    (3,143)
                                                              ------   -------
Net deferred tax asset......................................  $3,466   $    --
                                                              ======   =======

     In fiscal 1997, the Company received a refund of approximately $330 relating to federal income taxes paid in prior years. Through the claim for refund filed, and the level of fiscal 1997 taxable income, the Company utilized all federal net operating loss carryforwards in fiscal 1997.

     The Company has research and development credit carryforwards of approximately $11, expiring through the year 2010, state investment tax credit carryforwards of approximately $86 expiring through 2000 and foreign net operating loss carryforwards of $1,082 expiring in 2002.

     The Company eliminated the valuation allowance as of December 27, 1997 based upon the determination that it is more likely than not that the Company will realize the benefits generated from the deferred tax assets recorded.

     Income tax expense (benefit) is as follows:

                                                         1997     1996    1995
                                                         ----     ----    ----
Current
  U.S. federal........................................  $ 1,721   $   0   $(247)
  Foreign.............................................       --     (10)     22
  State...............................................      346       0     (48)
                                                        -------   -----   -----
                                                          2,067     (10)   (273)
                                                        -------   -----   -----
Deferred
  U.S. federal........................................    1,422     266    (463)
  Increase (decrease) in valuation allowance..........   (3,143)   (256)    463
                                                        -------   -----   -----
                                                         (1,721)     10      --
                                                        -------   -----   -----
Total income tax expense (benefit)....................  $   346   $  --   $(273)
                                                        =======   =====   =====

                       HOME PRODUCTS INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Income tax expense (benefit) differs from amounts computed based on the U.S. federal statutory tax rate applied to earnings (loss) before tax as follows:

                                                         1997      1996      1995
                                                         ----      ----      ----
Computed at statutory U.S. federal income tax
  rate..............................................    $ 2,683    $ 282    $(1,456)
State income taxes, net of U.S. federal tax
  benefit...........................................        383      (39)       (32)
Foreign tax rate difference and foreign loss
  carryforwards.....................................         --       --        460
Tax exempt interest.................................         --      (12)       (25)
Exercise of Stock Options...........................        (34)      --         --
Non deductible goodwill.............................         62       --         --
Other...............................................        395       25        317
Change in valuation allowance.......................     (3,143)    (256)       463
                                                        -------    -----    -------
                                                        $   346    $  --    $  (273)
                                                        =======    =====    =======

NOTE 12. STOCK OPTIONS

     Under the 1987, 1991 and 1994 stock option plans as amended, (collectively, the "Stock Option Plan") key employees and certain key nonemployees were granted options to purchase shares of the Company's common stock. All stock option grants are authorized by the Compensation Committee of the Board of Directors, which is comprised of outside directors.

     Options granted may or may not be "incentive stock options" as defined by the Internal Revenue Code of 1986. The exercise price is determined by the Company's Board of Directors at the time of grant but may not be less than 100% of the market price at the time of grant for incentive stock options. Options may not be granted for a term greater than ten years.

     All options granted, with the exception of those granted to the Chief Executive Officer, vest within a five year period. The options granted to the Chief Executive Officer vest on an accelerated schedule in accordance with his employment contract.

     In 1997, the shareholders of the Company voted to increase the maximum number of shares of common stock which may be granted under the Stock Option Plan by 450,000 shares to a maximum available of 1,475,000. A total of 120,820 shares of common stock have been issued as of December 27, 1997 from the Stock Option Plan, and 1,354,180 shares remain in reserve.

     The Company applies APB Opinion 25 "Accounting for Stock Based Compensation and related interpretations in accounting for stock option awards under the Stock Option Plan. Accordingly, no compensation cost has been recognized in the Company's financial statements. As required by SFAS 123, the Company has computed, for pro forma disclosure purposes, the value of options granted during fiscal years 1997 and 1996 using an option pricing model. The weighted average assumptions used for stock option grants for 1997 and 1996 were a dividend yield of 0%, expected volatility of the market price of the Company's common stock of 43% for 1997, and 41% for 1996, a weighted-average expected life of the options of approximately five years, and weighted average risk free interest rates of 6.3% for fiscal 1997 and 6.5% for fiscal 1996.

     Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock based compensation plan.

                       HOME PRODUCTS INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Had compensation cost for the Company's 1997 and 1996 grants been determined using the above fair values and considering the applicable vesting periods, the Company's reported results would have been impacted as follows:

                                                         1997    1996     1995
                                                         ----    ----     ----
Net earnings (loss)
  As reported.........................................  $7,320   $ 806   $(4,010)
  Pro forma...........................................   6,720     564    (4,092)
Net earnings (loss) per common share -- Basic
  As reported.........................................  $ 1.35   $0.21   $ (1.11)
  Pro forma...........................................  $ 1.24   $0.15   $ (1.13)
Net earnings (loss) per common share -- Diluted
  As reported.........................................  $ 1.29   $0.21   $ (1.11)
  Pro forma...........................................  $ 1.18   $0.15   $ (1.13)

     A summary of the transactions in the option plans is as follows:

                                                     1997                 1996                1995
                                              ------------------    ----------------    -----------------
                                               SHARES     PRICE*    SHARES    PRICE*     SHARES    PRICE*
                                               ------     ------    ------    ------     ------    ------
Options outstanding at beginning of year....    781,987   $ 6.21    598,527   $6.74      557,842   $8.65
Granted.....................................    497,900    10.17    248,900    4.95      626,700    7.22
Exercised...................................    (13,288)    4.58         --      --       (8,147)   4.15
Canceled....................................    (45,100)   10.38    (65,440)   6.20     (577,868)   9.14
                                              ---------             -------             --------
Unexercised options outstanding at end of
  year......................................  1,221,499     7.70    781,987    6.21      598,527    6.74
                                              =========             =======             ========
Options exercisable at end of year..........    199,734     6.75     16,754    4.89       15,784    4.69
                                              =========             =======             ========
Available for grant.........................    132,681               1,934              195,394
                                              =========             =======             ========

-------------------------
* Weighted average

                                                    1997                1996                 1995
                                               --------------       -------------       --------------
Price range of options
Granted......................................  $4.38 - $14.00       $4.25 - $6.00       $4.13 - $12.00
Exercised....................................  $4.23 - $ 5.00         $ -- - $ --       $4.00 - $ 4.23
Canceled.....................................  $4.25 - $10.38       $4.13 - $8.00       $3.13 - $12.00
Outstanding..................................  $4.13 - $14.00       $4.13 - $8.00       $4.13 - $ 8.00

-------------------------
* Weighted average

     The above stock options have the following characteristics as of December 27, 1997:

                                                   SHARES                     REMAINING LIFE        SHARES
GRANT YEAR                                       OUTSTANDING      PRICE*       (IN YEARS)*        EXERCISABLE
----------                                       -----------      ------      --------------      -----------
Pre-1995.....................................        16,399       $ 5.09           5.5               16,399
1995.........................................       512,200         6.88           7.5              116,668
1996.........................................       238,000         4.96           8.8               66,667
1997.........................................       454,900        10.15           9.8                   --
                                                  ---------                                         -------
                                                  1,221,499                                         199,734
                                                  =========                                         =======

-------------------------
* Weighted average

                       HOME PRODUCTS INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 13. EMPLOYEE STOCK PURCHASE PLAN

     The 1995 Employee Stock Purchase Plan allows eligible employees to purchase up to 200,000 shares of the Company's stock. The purchase price shall be the lesser of 85% of the fair market value of a common share on the first day of each purchase period or the fair market value of a common share on the last day of such purchase period, adjusted to the nearest 1/8 point. As of December 27, 1997, and December 28, 1996, 19,560, and 19,639 shares respectively had been purchased under the plan.

NOTE 14. STATEMENT OF OPERATIONS AND RESTRUCTURING CHARGES

     In the fourth quarter of 1995, the Company announced its intent to consolidate facilities and exit additional product lines. The 1995 charge is a result of the Company's decision to exit certain unprofitable product lines, close the Company's Canadian facility and move the Canadian operations to the Chicago manufacturing and distribution facilities. The restructuring charges for these initiatives totaled $2,051. The charges for the closing and relocation of the Canadian operation totaled $951 including severance benefits of $184 covering all of the Canadian employees. The relocation of the Canadian operation was completed in the first half of 1996. The remaining $1,100 of restructuring charges pertains to product lines the Company has decided to exit and the related write-off of product molds, inventory and patents. Approximately $66 of inventory reserves, $74 of accrued legal and accrued severance and $140 of accrued facility closing costs remained on the Company's books at December 28, 1996. As of December 27, 1997, no balances remained in these accounts.

     In 1995, the Company received approximately $1,400, net of a contingent liability, as its share of the net proceeds from a patent suit settlement. The Company recorded approximately $500 as its share of the proceeds in other income in 1994.

NOTE 15. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in two industry segments, the housewares segment and the home improvement products segment. The housewares segment provided approximately 94% of the Company's gross sales in 1997 and the home improvement products segment provided approximately 6% of the Company's gross sales in 1997. Sales to customers outside the United States in 1997 accounted for approximately 6% of total net sales

                       HOME PRODUCTS INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

with Canada accounting for approximately 2% of total net sales. Information about the Company's operations in these segments is as follows:

                                                      1997      1996      1995
                                                      ----      ----      ----
Gross sales:
  Housewares......................................  $129,745   $31,375   $34,543
  Home improvement products.......................     8,385     9,457     8,993
                                                    --------   -------   -------
     Consolidated.................................  $138,130   $40,832   $43,536
                                                    ========   =======   =======
Operating profit (loss):
  Housewares......................................  $ 12,277   $   904   $(4,892)
  Home improvement products.......................       471       461       817
                                                    --------   -------   -------
     Consolidated.................................  $ 12,748   $ 1,365   $(4,075)
                                                    ========   =======   =======
Identifiable assets:
  Housewares......................................  $ 93,898   $19,615   $19,676
  Home improvement products.......................     5,445     5,090     5,300
                                                    --------   -------   -------
     Consolidated.................................  $ 99,343   $24,705   $24,976
                                                    ========   =======   =======
Depreciation and amortization:
  Housewares......................................  $  5,274   $ 1,532   $ 2,684
  Home improvement products.......................       413       682       653
                                                    --------   -------   -------
     Consolidated.................................  $  5,687   $ 2,214   $ 3,337
                                                    ========   =======   =======
Capital expenditures, net:
  Housewares......................................  $  8,062   $   982   $   880
  Home improvement products.......................       320       642       335
                                                    --------   -------   -------
     Consolidated.................................  $  8,382   $ 1,624   $ 1,215
                                                    ========   =======   =======

     Information about the Company's operations by geographic area is as follows:

                                                        1997       1996       1995
                                                        ----       ----       ----
Gross sales:
  United States...................................    $136,407    $38,855    $40,283
  Foreign.........................................       1,723      1,977      3,253
                                                      --------    -------    -------
     Consolidated.................................    $138,130    $40,832    $43,536
                                                      ========    =======    =======
Operating profit (loss):
  United States...................................    $ 12,689    $ 1,386    $(2,975)
  Foreign.........................................          59        (21)    (1,100)
                                                      --------    -------    -------
     Consolidated.................................    $ 12,748    $ 1,365    $(4,075)
                                                      ========    =======    =======
Identifiable assets:
  United States...................................    $ 99,018    $24,170    $23,699
  Foreign.........................................         325        535      1,277
                                                      --------    -------    -------
     Consolidated.................................    $ 99,343    $24,705    $24,976
                                                      ========    =======    =======

     As a percentage of gross sales, a single customer represented 23% in 1997, and 12% in each of 1996 and 1995. A second customer represented 10% of 1997 gross sales, and less than 10% of gross sales in each of 1996 and 1995.

                       HOME PRODUCTS INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 16. SUBSEQUENT EVENTS

     Effective December 30, 1997, (within the Company's fiscal 1998), the Company completed the acquisition of Seymour Sales Corporation and its wholly owned subsidiary, Seymour Housewares Corporation, (collectively, "SEYMOUR"). Seymour, headquartered in Seymour, Indiana, is an industry leading manufacturer and marketer of consumer laundry care products, including a full line of ironing boards, ironing board covers and pads, and numerous laundry related accessories.

     The acquisition will be accounted for as a purchase. As such, the excess of the purchase price over the estimated fair value of the acquired net assets, which approximates, $35,000, will be recorded as goodwill and amortized over forty years. The purchase price allocation will be determined in 1998 when additional information becomes available. Accordingly, the final allocation may have a material effect on the pro forma information presented below.

     Total consideration for the acquisition was $100,700, consisting of approximately $16,400 in cash, $14,300 in common stock (1,320,700 shares) and the assumption of $70,000 of debt.

     The following unaudited pro forma information for the fifty-two weeks ended December 27, 1997 presents the combined results of operations as if the acquisition had been completed at the beginning of 1997, and may not be indicative of what would have occurred had the acquisition actually been made as of such date, or results which may occur in the future.

     Had the Seymour Acquisition occurred on January 1, 1997, pro forma net sales would have been $222,287, and operating profit would have been $15,332. Pro forma net income before extraordinary item would have been $3,972 or $0.59 per common share -- basic and $0.57 per common share -- diluted. Pro forma net earnings, after a $1,800 net of tax extraordinary item for the write-off of deferred financing fees related to a prior credit agreement would have been $2,172 or $0.32 per common share -- basic and $0.31 per common share -- diluted.

     Adjustments made in arriving at the pro forma unaudited combined results include increased interest expense, amortization of debt issuance costs on acquisition debt, amortization of goodwill, certain operating expense reductions and income tax expense recorded at an estimated combined statutory rate of 40%, prior to adjustment to the valuation allowance. No effect has been given in operating expenses to the fair value of assets acquired, depreciable values or lives, transition and restructuring costs or synergistic benefits which may be realized from the acquisition.

     The source of funds for the acquisition included the proceeds of a $130,000 Credit Agreement, dated December 30, 1997, (the "12/30/97 CREDIT AGREEMENT"), among the Company, Selfix, Shutters, Tamor, and Seymour, the lenders which are parties thereto and General Electric Capital Corporation ("GECC") as agent, and a $10,000 senior subordinated note (the "12/30/97 SENIOR SUBORDINATED NOTE"), dated December 30, 1997. The 12/30/97 Credit Agreement consists of a $20,000 revolving credit facility (the "12/30/97 REVOLVER") and $110,000 in senior term loans. All loans under the 12/30/97 Credit Agreement are secured by substantially all of the assets of the subsidiaries of the Company (including Seymour) and a pledge by the Company of all the outstanding shares of capital stock of such subsidiaries.

     The provisions of the 12/30/97 Credit Agreement include restrictions on additional indebtedness, asset sales, acquisitions or mergers, capital expenditures and dividend payments, among other things. As defined in the 12/30/97 Credit Agreement, the Company is also required to meet certain financial tests which include, but are not limited to, those relating to a minimum net worth test and a minimum interest coverage ratio.

     The 12/30/97 Revolver provides up to $20,000 (including a letter of credit facility of up to $15,000) subject to the availability of sufficient qualifying collateral. Interest is charged, at the Company's option, at either (i) the 1, 2 or 3 month reserve adjusted LIBOR rate plus a margin of 2.5%; or (ii) a floating rate equal to the prime rate plus a margin of 1.0%. Interest is paid monthly for borrowings which bear interest based on

                       HOME PRODUCTS INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the prime rate and is paid at the end of the applicable LIBOR period for borrowings which bear interest based on a LIBOR rate. An unused facility fee of
 .5% per annum is charged on the average unused daily balance. As of December 30, 1997, there were no borrowings outstanding on the 12/30/97 Revolver and unused availability was $13,400. Availability was reduced by several letters of credit outstanding as of December 30, 1997, which totaled $6,600. The 12/30/97 Revolver terminates on December 30, 2002.

     The 12/30/97 Credit Agreement also includes two senior term loans, (i) consisting of a $50,000 twenty-four quarter senior term loan ("SENIOR TERM LOAN A") and (ii) a $60,000 thirty-two quarter senior term loan ("SENIOR TERM LOAN B"). Both term loans are immediately due and payable in full if the 12/30/97 Revolver is terminated.

     Senior Term Loan A is required to be repaid in quarterly principal installments commencing in April 1998. Aggregate principal repayments for the Senior Term Loan A are as follows:

YEARS ENDING
------------
 1998...................................................................  $ 3,750
 1999...................................................................    6,500
 2000...................................................................    7,750
 2001...................................................................    9,500
 2002...................................................................   10,000
 Thereafter.............................................................   12,500

     Interest is charged, at the Company's option at either: (i) the 1, 2 or 3 month reserve adjusted LIBOR plus a margin of 2.5%; or (ii) a floating rate equal to the prime rate plus a margin of 1.0%. Interest is paid monthly for borrowings which bear interest based on the prime rate and is paid at the end of the applicable LIBOR period for borrowings which bear interest based on a LIBOR rate.

     Senior Term Loan B is required to be repaid in quarterly principal installments commencing in April of 1998. Aggregate principal repayments for the Senior Term Loan B are as follows:

YEARS ENDING
------------
 1998...................................................................  $   450
 1999...................................................................      600
 2000...................................................................      600
 2001...................................................................      600
 2002...................................................................      600
 Thereafter.............................................................   57,150

     Interest is charged, at the Company's option, at either: (i) the 1, 2 or 3 month reserve adjusted LIBOR plus a margin of 3.0%; or (ii) a floating rate equal to the prime rate plus a margin of 1.5%. Interest is paid monthly for borrowings which bear interest based on the prime rate and is paid at the end of the applicable LIBOR period for borrowings which bear interest based on a LIBOR rate.

     The interest rates applicable to the obligations outstanding under the 12/30/97 Credit Agreement are subject to adjustment (up or down) based on the Company's year to date 1998 consolidated financial performance.

     The 12/30/97 Senior Subordinated Note matures on December 30, 2006, and is secured by a second lien on substantially all of the assets of the Company's subsidiaries. As such, the 12/30/97 Senior Subordinated Note is subordinated in right of payment from the proceeds of such collateral to the 12/30/97 Revolver and to the Senior Term Loans A and B. If all outstanding obligations under the 12/30/97 Credit Agreement have been paid and the commitment under the 12/30/97 Revolver has been terminated, the Company must prepay the 12/30/97 Senior Subordinated Note in full. Interest is payable monthly, and is charged at a rate of prime

                       HOME PRODUCTS INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

plus a margin of 3%, but in no event less than 11% per annum. The 12/30/97 Senior Subordinated Note is due and payable in a single installment on December 30, 2006.

     The 12/30/97 Senior Subordinated Note contains a fee which is due and payable to GECC upon repayment of the principal. If the 12/30/97 Senior Subordinated Note is repaid in full on or prior to December 30, 1999, the required fee is $500; if repaid in full after December 30, 1999, but prior to December 30, 2000, the fee is $750; if repaid in full after December 30, 2000, but prior to December 30, 2001, the fee is $1,200; if repaid in full after December 30, 2001, but prior to December 30, 2002, the fee is $1,600; and if repaid on or after December 30, 2002, the fee is $2,000.

     The 12/30/97 Credit Agreement provides for mandatory prepayments of obligations under the 12/30/97 Credit Agreement and the 12/30/97 Senior Subordinated Note from proceeds received in certain transactions outside the normal scope of the Company's business, such as the sale of fixed assets, or the receipt of insurance proceeds. Additionally, the Company is subject to an annual mandatory prepayment out of "excess cash", as defined in the 12/30/97 Credit Agreement. The Company will be subject to a prepayment premium, as defined in the 12/30/97 Credit Agreement, until December 30, 1999, if the revolving credit facility is terminated or the Company prepays all or any portion of the Senior Term Loans A or B other than as a result of the mandatory prepayments discussed above.

ITEM 8. QUARTERLY FINANCIAL INFORMATION -- UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THIRTEEN    THIRTEEN      THIRTEEN       THIRTEEN
                                                        WEEKS       WEEKS         WEEKS           WEEKS
                                                        ENDED       ENDED         ENDED           ENDED
                                                       MARCH 29    JUNE 28     SEPTEMBER 27    DECEMBER 27
                                                       --------    --------    ------------    -----------
1997
Net sales..........................................    $31,738     $33,023       $32,875         $31,688
Gross profit.......................................      9,128      10,124        10,377          10,807
Net earnings (loss)................................      1,032       1,789         2,421           2,078
Earnings (loss) per common share -- Basic..........    $  0.24     $  0.41       $  0.37         $  0.31
Earnings (loss) per common share -- Diluted........    $  0.23     $  0.40       $  0.36         $  0.30

                                                       THIRTEEN    THIRTEEN      THIRTEEN       THIRTEEN
                                                        WEEKS       WEEKS         WEEKS           WEEKS
                                                        ENDED       ENDED         ENDED           ENDED
                                                       MARCH 30    JUNE 29     SEPTEMBER 28    DECEMBER 28
                                                       --------    --------    ------------    -----------
1996
Net sales..........................................    $ 8,625     $10,155       $10,728         $ 8,692
Gross profit.......................................      2,858       4,311         4,388           3,651
Net earnings (loss)................................     (1,116)        709           764             449
Earnings (loss) per common share -- Basic..........    $ (0.29)    $  0.19       $  0.20         $  0.11
Earnings (loss) per common share -- Diluted........    $ (0.29)    $  0.19       $  0.20         $  0.11

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                 ON SCHEDULE II

Board of Directors
Home Products International Inc.

     We have audited in accordance with generally accepted auditing standards the consolidated financial statements of Home Products International, Inc. (formerly Selfix, Inc.) as of and for the fifty-two week period ended December 27, 1997 and December 28, 1996 included in this Form 10-K, and have issued our report thereon dated February 6, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in Item 14(b) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois
February 6, 1998

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE II

Board of Directors
Home Products International, Inc. (Formerly Selfix, Inc.)

     In connection with our audit of the consolidated financial statements of Home Products International, Inc. (formerly Selfix, Inc.) and Subsidiaries referred to in our report dated February 9, 1996, we have also audited Schedule II for the 52-week period ended December 30, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                          GRANT THORNTON LLP

Chicago, Illinois
February 9, 1996

                                                                     SCHEDULE II

                       HOME PRODUCTS INTERNATIONAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE FIFTY-TWO WEEKS ENDED DECEMBER 27, 1997,
                FOR THE FIFTY-TWO WEEKS ENDED DECEMBER 28, 1996,
                FOR THE FIFTY-TWO WEEKS ENDED DECEMBER 30, 1995

                                                                   ADDITIONS
                                                             ----------------------    DEDUCTIONS
                                               BALANCE AT    CHARGED TO                   (NET         BALANCE
                                               BEGINNING     COSTS AND     BALANCES    WRITE-OFFS/      AT END
                                               OF PERIOD      EXPENSES     ACQUIRED    RECOVERIES)    OF PERIOD
                                               ----------    ----------    --------    -----------    ---------
                                                                 (IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS
December 27, 1997..........................      $  901        $  499        $659        $  (500)       $1,716
December 28, 1996..........................      $1,395        $  211        $ --        $  (705)       $  901
December 30, 1995..........................      $1,431        $  524        $ --        $  (560)       $1,395
WARRANTY RESERVES
December 27, 1997..........................      $  453        $   --        $ --        $  (181)       $  272
December 28, 1996..........................      $  495        $   --        $ --        $   (42)       $  453
December 30, 1995..........................      $  511        $   --        $ --        $   (16)       $  495
INVENTORY RESERVES
December 27, 1997..........................      $  993        $  698        $300        $  (624)       $1,367
December 28, 1996..........................      $2,411        $  678        $ --        $(2,096)       $  993
December 30, 1995..........................      $1,560        $1,648        $ --        $  (797)       $2,411