Form 10-Q
period 1998-03-28
HOME PRODUCTS INTERNATIONAL INC
filed 1998-05-12
CIK 814457

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q
(Mark One)
[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Period Ended March 28, 1998

                                   or

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission file number 0-17237

                            HOME PRODUCTS INTERNATIONAL, INC.

         (Exact name of registrant as specified in its Charter)



       Delaware                                   36-4147027
(State or other jurisdiction of                   (I.R.S Employer
 incorporation or organization)                   Identification No.)


4501 West 47th Street
   Chicago, Illinois                                60632
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

Common shares, par value $0.01, outstanding as of April 30, 1998 - 7,944,965

                    HOME PRODUCTS INTERNATIONAL, INC

                                 INDEX
                                                                      Page
                                                                     Number
Part I.  Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets                  3

                  Condensed Consolidated Statements of Operations        4
                  and Retained Earnings

                  Condensed Consolidated Statements of Cash Flows        5

                  Notes to Condensed Consolidated Financial Statements   6



         Item 2.  Management's Discussion and Analysis of Financial      8
                  Condition and Results of Operations

Part II. Other Information

         Items 1 through 5 are not applicable

         Item 6.  Exhibits and Reports on Form 8-K.                    13

Signature                                                              14

PART I   Financial Information
         ITEM 1.  Financial Statements

               HOME PRODUCTS INTERNATIONAL, INC.

             Condensed Consolidated Balance Sheets
         (dollars in thousands, except share amounts)

                                                  March 28,
                                                    1998      December 27,
                                                 (unaudited)      1997
                           Assets
Current assets:
  Cash and cash equivalents ...................... $ 4,163     $    583
  Accounts receivable, net .......................  30,460       20,802
  Inventories, net ...............................  24,756       12,797
  Prepaid expenses and other current assets ......   1,974          508
    Total current assets .........................  61,353       34,690
Property, plant and equipment - at cost...........  62,840       47,634
Less accumulated depreciation and amortization.... (21,121)     (19,254)
Property, plant and equipment, net................  41,719       28,380
Intangible and other assets....................... 121,947       36,273
Total assets......................................$225,019      $99,343

     Liabilities and Stockholders' Equity
Current liabilities:
  Current maturities of long-term obligations.....$  6,591        3,850
  Accounts payable ...............................  16,293        9,664
  Accrued liabilities ............................  19,784       12,913
    Total current liabilities ....................  42,668       26,427

Long-term obligations - net of current maturities. 120,075       30,700
Other liabilities.................................   6,212            -
Stockholders' equity:
  Preferred Stock - authorized, 500,000 shares,
    $.01 par value; none issued ..................       -            -
  Common Stock - authorized 15,000,000 shares,
    $.01 par value;
    8,003,727 shares issued at March 28, 1998 an
    6,674,271 shares issued at December 27, 1997..      80           67
    Additional paid-in capital ...................  48,282       33,956
  Retained earnings ..............................   8,125        8,616
  Common stock held in treasury - at cost
(58,762 shares)...................................    (264)        (264)
  Currency translation adjustments ...............    (159)        (159)
    Total stockholders' equity ...................  56,064       42,216
Total liabilities and stockholders' equity........$225,019      $99,343

The accompanying notes are an integral part of the financial statements.

                    HOME PRODUCTS INTERNATIONAL, INC.

 Condensed Consolidated Statements of Operations and Retained Earnings
                              (unaudited)
            (dollars in thousands, except per share amounts)

                                                   Thirteen Weeks Ended
                                                   March 28,    March 29,
                                                     1998         1997
Net sales........................................  $52,408      $31,738
Cost of goods sold...............................   36,455       22,610
   Gross profit .................................   15,953        9,128
Operating expenses
   Selling ......................................    6,429        4,588
   Administrative ...............................    3,504        1,809
   Amortization of intangible assets ............      928          205
                                                    10,861        6,602
   Operating profit .............................    5,092        2,526

Other income (expense)
   Interest income ..............................       45           31
   Interest (expense) ...........................   (3,006)      (1,532)
   Other, net ...................................       13          124
                                                    (2,948)      (1,377)

Earnings before income taxes and extraordinary
   charge........................................    2,144        1,149

Income tax (expense).............................     (898)        (117)

Earnings  before extraordinary charge............    1,246        1,032
Extraordinary charge for early retirement of
   debt, net of tax benefit of $1,258............   (1,737)           -
Net earnings (loss)..............................     (491)       1,032
Retained earnings at beginning of period.........    8,616        1,296
Retaining earnings at end of period..............$   8,125    $   2,328

Earnings before extraordinary charge, per
   common share -basic...........................$    0.16    $    0.24
Extraordinary charge for early
   retirement of debt, net of tax................    (0.22)           -
Net earnings (loss) per common share - basic.....$   (0.06)   $     0.24
Earnings before extraordinary charge, per
   common share - diluted........................$    0.15    $      .23
Extraordinary charge for early retirement of
   debt, net of tax..............................    (0.21)            -
Net earnings (loss) per common share - diluted...$   (0.06)   $     0.23

The accompanying notes are an integral part of the financial statements.

                   HOME PRODUCTS INTERNATIONAL, INC.

            Condensed Consolidated Statements of Cash Flows
                              (unaudited)
                         (dollars in thousands)

                                                   Thirteen Weeks Ended
                                                   March 28,    March 29,
                                                      1998         1997
Cash flows from operating activities:
 Net earnings (loss) ............................. $  (491)    $  1,032
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
  Depreciation and amortization ..................   2,929        1,721
  Changes in assets and liabilities:
    Decrease (increase) in accounts receivable....   2,807       (1,960)
    (Increase) in inventories ....................    (361)      (1,086)
    Increase (decrease) in accounts payable.......   1,449         (310)
    (Decrease) increase in accrued liabilities....  (4,290)         697
  Other operating activities, net ................   2,116          160

Net cash provided by operating activities.........   4,159          254

Cash flows from investing activities:
 Seymour acquisition, net of cash acquired........ (14,882)           -
 Tamor acquisition, net of cash acquired..........       -      (27,792)
 Capital expenditures, net .......................  (4,034)        (597)

Net cash used for investing activities............ (18,916)     (28,389)

Cash flows from financing activities:
 Payments on borrowings .......................... (99,218)     (11,744)
 Net proceeds from borrowings and warrants........ 117,538       43,671
 Payment of capital lease obligation .............     (42)          (9)
 Exercise of common stock options and issuance of
  common stock under stock purchase plan .........      59           47

Net cash provided by financing activities.........  18,337       31,965
 Net increase in cash and cash equivalents........   3,580        3,830
 Cash and cash equivalents at beginning of period.     583        2,879
 Cash and cash equivalents at end ofperiod........$  4,163     $  6,709
Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest ........................................$  2,686     $    300
 Income taxes, net ...............................$    905     $      -

The accompanying notes are an integral part of the financial statements.

                    HOME PRODUCTS INTERNATIONAL, INC.

          Notes to Condensed Consolidated Financial Statements
                               (Unaudited)
       (dollars in thousands, except share and per share amounts)

Note 1. Home Products International, Inc. (the "Company") and its subsidiary companies design, manufacture and market products in two industry segments: houseware products and home improvement products. Houseware products are marketed principally through mass market trade channels throughout the United States and internationally. Home improvement products are sold principally through wholesalers that service the residential construction, repair and remodeling industry throughout the United States.

     The  condensed  consolidated   financial  statements  include   the
accounts of the Company and its subsidiary companies. All significant intercompany transactions and balances have been eliminated.

     The unaudited condensed financial statements included herein as of and for the thirteen weeks ended March 28, 1998 and for the thirteen weeks ended March 29, 1997 reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position, the results of operations and cash flows. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's 1997 Annual Report on Form 10-K. The results for the interim periods presented are not necessarily indicative of results to be expected for the full year.

Note 2. Effective December 30, 1997 (within fiscal 1998) the Company completed the acquisition of Seymour Sales Corporation and its wholly owned subsidiary Seymour Housewares Corporation, (collectively "Seymour"). Seymour, headquartered in Seymour, Indiana is an industry leading manufacturer and marketer of consumer laundry care products, including a full line of ironing boards, ironing board covers and pads and numerous laundry related accessories.

     Total consideration for the acquisition was $100,700 consisting of approximately $16,400 in cash, $14,300 in common stock (1,320,700 shares) and the assumption of $70,000 of debt.

     On December 30, 1997 in connection with the Company's acquisition of Seymour, the Company refinanced its primary credit facility. As a result, the Company was required to record an extraordinary charge related to the write-off of certain deferred financing fees previously capitalized.

     The pro forma impact of the acquisition of Seymour and the related financing on the Company's historical results together with a detailed description of the related financing is more fully described in Note 16 to the Consolidated Financial Statements of the Company as included in the Company's 1997 Annual Report on Form 10-K.

Note 3.  Inventories are summarized as follows:

                                             March 28,      December 27,
                                               1997            1998

     Finished goods ........................   $13,059      $ 7,335
     Work-in-process .......................     4,516        2,225
     Raw materials .........................     7,181        3,237

                                               $24,756      $12,797

Note 4.  During fiscal 1997  the Company adopted Statement of  Financial
Accounting Standards No.  128, "Earnings per  Share," which  established standards for the  computation and  presentation of  earnings per  share
information.   Prior period  net earnings  (loss)  per share  have  been
restated.  Net earnings (loss) per common share - basic, was  calculated by dividing  net earnings  (loss) applicable  to  common shares  by  the weighted average number of common shares outstanding during each period.
Net earnings (loss) per common share  - diluted, reflects the  potential dilution that could occur assuming exercise of all outstanding  "in-the-
money" stock options.  A reconciliation  of the net earnings (loss)  and the number of shares  used in computing basic  and diluted earnings  per share was as follows:

                                            For the Thirteen Weeks Ended
                                                   March 28,   March 29,
                                                      1998        1997
  Net earnings(loss) per common share - basic:
  Net earnings(loss) applicable to common shares..   $  (491)    $ 1,032
  Weighted average common shares
   outstanding for the period.....................     7,929       4,299

  Net earnings(loss) per common share - basic.....   $ (0.06)    $  0.24

  Net earnings(loss) per common share- diluted:
  Net earning(loss) applicable to common shares...   $  (491)    $ 1,032
  Weighted average common shares
   outstanding for the period.....................     7,929       4,299
  Increase in shares which would result
   from exercise of "in-the-money"
   stock options ...........                             387         215
  Weighted  average common shares outstanding
   assuming conversion of the above securities....     8,316       4,514

  Net earnings(loss) per common share - diluted...   $ (0.06)   $   0.23

Note 5. The provision for income taxes is determined by applying an estimated annual effective tax rate (federal, state and foreign combined) to income before taxes. The estimated annual effective income tax rate is based upon the most recent annualized forecast of pretax income and permanent book/tax differences.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: (i) the anticipated effects of the acquisition of Seymour on the Company's sales and earnings; (ii) the impact of the level of the Company's indebtedness;
(iii) restrictive covenants contained in the Company's various debt agreements; (iv) general economic conditions and conditions in the retail environment; (v) the Company's dependence on a few large customers; (vi) price fluctuations in raw materials used by the Company, particularly plastic resin; (vii) competitive conditions in the Company's markets; (viii) the seasonal nature of the Company's business;
(ix) the Company's ability to execute its acquisition strategy; (x) fluctuations in the stock market; (xi) the extent to which the Company is able to retain and attract key personnel; (xii) relationships with retailers and (xiii) the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

     Seymour Acquisition. Effective December 30, 1997, (within the Company's 1998 fiscal year) the Company acquired Seymour, (the "Seymour Acquisition") and Seymour's actual results have been combined with the
Company's since the date of the acquisition.   Seymour is a leading
designer, manufacturer and marketer of consumer laundry care products. Seymour manufactures and markets a full line of ironing boards, ironing board covers and pads and numerous laundry related accessories.

     Seymour was acquired for a total purchase price of $100.7 million, consisting of $16.4 million in cash, $14.3 million in common stock (1,320,700 shares) and the assumption of $70.0 million of debt. The necessary funds to complete the acquisition were obtained from a credit agreement entered into on December 30, 1997 with the lenders which are parties thereto and General Electric Capital Corporation, ("GECC").

     In the discussion and analysis that follows, all references to the first quarter of 1998 are to the thirteen week period ended March 28, 1998 and all references to the first quarter of 1997 are to the thirteen week period ended March 29, 1997. The following discussion and analysis compares the actual results for the first quarter of 1998 to the actual results for the first quarter of 1997 with reference to the following (dollars in thousands, except share and per share amounts):

                                              Thirteen weeks ended
                                       March 28, 1998    March 29, 1997
Net sales.............................  $52,408  100.0%   $31,738  100.0%
Cost of goods sold....................   36,455   69.      22,610   71.
  Gross profit........................   15,953   30.4      9,128   28.8
Operating expenses....................   10,861   20.7      6,602   20.8
  Operating profit....................    5,092    9.7      2,526    8.0

Interest expense......................   (3,006)  (5.7)    (1,532)  (4.8)
Other income..........................       57    0.1        155    0.5
  Earnings before income taxes........    2,144    4.1      1,149    3.7

Income tax expense....................     (898)  (1.7)      (117)  (0.4)

Earnings before extraordinary charge..    1,246    2.4      1,032    3.3

Extraordinary charge for early
 retirement of debt, net of tax......    (1,737)  (3.3)         -      -

Net earnings (loss)..................   $  (491)  (0.9)%  $ 1,032    3.3%

Earnings before extraordinary charge
 per common share - basic............   $  0.16          $   0.24

Earnings before extraordinary charge
 per common share - diluted..........   $  0.15          $   0.23

Net earnings(loss) per share - basic.   $ (0.06)         $   0.24

Net earnings(loss) per share - diluted  $ (0.06)         $   0.23

Weighted average common shares
 outstanding - basic................. 7,928,668         4,298,779

Weighted average common shares
 outstanding - diluted............... 8,316,182         4,513,683

     Net sales. Net sales of $52.4 million in the first quarter of 1998 increased $20.7 million, or 65.3%, from net sales of $31.7 million in the first quarter of 1997. The Seymour Acquisition contributed $23.0 million to net sales in the quarter. The Company's remaining subsidiaries experienced a net sales decrease in the first quarter of 1998 totaling
$2.3 million. This slight decrease was a result of the Company's continuing effort to cutback or eliminate the sales of certain under performing products. Further contributing to the slight decrease, sales as compared to the prior period were negatively impacted by the bankruptcy of several retailers during the fourth quarter of 1997 and the first quarter of 1998. Sales to such customers for the first quarter of 1997 totaled $1.0 million as compared to $0.2 million in the first quarter of 1998.

     Gross profit. Gross profit increased from $9.1 million in the first quarter of 1997 to $16.0 million in the first quarter of 1998 while gross profit margins increased from 28.8% in the first quarter of 1997 to 30.4% in the first quarter of 1998. The Seymour Acquisition contributed $6.6 million to gross profit in the quarter. Gross profit margins for the other subsidiaries increased from 28.8% in the first quarter of 1997 to 31.6% in the first quarter of 1998 due to a decrease in the cost of plastic resin. The Company experienced a price decrease resulting in margin savings of about 3.0% as compared to a year ago. Declines in resin costs were a reflection of plastic resin market factors and not as a result of any change in the Company's buying practices. Partially offsetting the resin savings were charges for additional assembly and start-up costs relating to new products. Margins were also impacted by unfavorable overhead absorption on decreased production in response to the sales decline.

     Operating expenses. Operating expenses of $10.9 million in the first quarter of 1998 were up $4.3 million as compared to the first quarter of 1997. The Seymour Acquisition accounted for operating expenses of $3.9 million in the first quarter of 1998 including $0.7 million of amortization expense. Excluding the impact of the Seymour Acquisition, operating expenses increased $0.4 million to $7.0 million for the first quarter of 1998, up from $6.6 million for the first quarter of 1997. Selling expenses decreased $0.2 million in the first quarter of 1998 as expenses such as freight and commissions were lower in response to the decrease in net sales. Administrative expenses increased $0.6 million due to an increase in employee wages, benefits and the implementation of a new incentive compensation plan. Excluding the impact of the Seymour Acquisition, amortization of intangibles remained constant at $0.2 million.

     Interest expense. Interest expense of $3.0 million in the first quarter of 1998 increased $1.5 million from $1.5 million in the first quarter of 1997. The Seymour Acquisition accounted for $2.1 million of interest expense in the first quarter of 1998. Excluding the impact of the Seymour Acquisition, interest expense decreased from $1.5 million in the first quarter of 1997 to $0.9 million in the first quarter of 1998. This decrease of $0.6 million is primarily due to a reduction in the outstanding principal balance of the Company's debt. Proceeds from the Company's public stock offering of 2,280,000 new shares in the third quarter of 1997 were used to repay outstanding debt. Proceeds from the stock offering, $20.9 million, were used to repay a subordinated note of $7.0 million, term notes of $13.6 million and accrued interest of $0.3 million. In addition, interest expense in the first quarter of 1997 also reflected an additional $0.2 million related to warrants issued in connection with the Company's acquisition of Tamor Corporation.

     Income taxes. Income taxes increased by $0.8 million to $0.9 million for the first quarter of 1998 from $0.1 million in the first quarter of 1997. The Seymour Acquisition contributed $0.3 million to income tax expense in the first quarter of 1998. Excluding the impact of the Seymour Acquisition, the provision for income taxes increased from $0.1 million in the first quarter of 1997 to $0.6 million in the first quarter of 1998. The primary contributor to this increase was due to the fact net operating loss carryforwards in 1997 are no longer available in 1998. The first quarter of 1998 provision includeda provision for federal and state income taxes.

     Earnings before extraordinary charge. Earnings before extraordinary charge increased to $1.2 million in the first quarter of 1998 from first quarter 1997 earnings of $1.0 million. Diluted earnings before extraordinary charge, per share in the first quarter of 1998 were $0.15 per common share based on 8,316,182 weighted average common shares outstanding as compared to diluted earnings before extraordinary charge, per share in the first quarter of 1997 of $0.23 per common share based on 4,513,683 weighted average common shares outstanding. The increase in weighted average common shares outstanding was the result of a public stock offering in July, 1997 (2,280,000 new shares issued) and shares issued in connection with the Seymour Acquisition (1,320,700 shares issued).

     Extraordinary charge. An extraordinary charge, net of tax, for the early retirement of debt of $1.7 million, or $0.21 per common share - diluted, was recorded to write off deferred financing charges. To fund the Seymour Acquisition, increased financing facilities were obtained to replace and augment existing facilities as of December 27, 1997, requiring the write-off of the capitalized costs incurred to obtain the replaced credit facilities.

     Net earnings. A net loss of $0.5 million, or $0.06 per common share - diluted, was incurred in the first quarter of 1998 based on 8,316,182 weighted average common shares outstanding . This compares to net earnings of $1.0 million, or $0.23 per common share - diluted, in the first quarter of 1997 based on 4,513,683 weighted average common shares outstanding.

Operating Results by Industry Segment

     The Company operates in two industry segments: (i) housewares products and (ii) home improvement products.

     Housewares

     The housewares segment significantly improved its profitability in the first quarter of 1998. Operating profit increased $2.6 million to $5.1 million in the first quarter of 1998. The improvement was the result of the Seymour Acquisition which contributed $2.7 million to operating profit in the quarter. Aside from the Seymour Acquisition the housewares segment experienced a slight decrease in operating profit attributable to a decline in net sales. The primary cause of the decline in net sales of $2.6 million is due to a continuing effort to cutback or eliminate certain under performing products and the bankruptcy of several retailers during the fourth quarter of 1997 and the first quarter of 1998.

     Home Improvement Products

     Operating losses of the home improvement segment remained flat at $0.1 for the first quarter of 1997 and 1998. The home improvement segment had a slight increase in sales but due to a change in mix operating losses were flat.

Capital Resources and Liquidity

     Cash and cash equivalents at March 28, 1998 were $4.2 million as compared to $0.6 million at December 27, 1997. Total assets increased $125.7 million to $225.0 million while stockholders' equity increased $13.8 million, or 32%, to $56.1 million. Working capital increased $10.4 million, or 125%, to $18.7 million at March 28, 1998. The increase in assets, stockholders' equity and working capital are primarily the result of the Seymour Acquisition. Cash provided by operating activities was $4.2 million for the first quarter of 1998. Increases in cash and cash equivalents also resulted from borrowings from GECC in excess of funds required to close the Seymour Acquisition.

     The required borrowings for the Seymour Acquisition have significantly changed the Company's financial structure. To fund the Seymour Acquisition, financing facilities were provided by commercial lenders to replace and augment the financing facilities in place at December 27, 1997. The financing facilities provided consist of $110.0 million of term notes, a $10.0 million senior subordinated note and a $20.0 million revolving credit facility. At March 28, 1998, the Company had total short and long term debt outstanding of $126.7 million and unused availability under the revolving line of credit of $11.5 million. There were no borrowings outstanding under the revolving line of credit at March 28, 1998. During the remainder of 1998, $5.1 million of debt will come due.

     The Company's capital spending needs in 1998 are expected to be between $10.0 million and $12.0 million. About 30% of the spending relates to new injection molding presses to expand existing capacity and to replace old, inefficient machines. The remaining spending relates to routine maintenance and required investments to support new products. The replacement machines are expected to reduce manufacturing cycle times and ongoing maintenance costs. In addition, the Company exercised an option in the first quarter of 1998 to purchase the leased manufacturing and warehouse facility in Missouri at an approximate cost of $1.4 million. Where possible, management will pursue alternative means of financing such as capital leases and other purchase money transactions.
In addition, operating leases will be pursued to the extent they represent attractive economic alternatives.

     The Company believes its financing facilities together with its cash flow from operations will provide sufficient capital to fund operations, make the required debt repayments and meet the anticipated capital spending needs.

     To provide the Company with the financial flexibility and resources necessary to pursue strategic acquisitions the Company announced on March 31, 1998 that is preparing to offer a $125.0 million 10 year fixed-rate senior subordinated debt issue. The bonds to be offered initially will not be registered under the Securities Act of 1933 and may not be offered or sold absent registration or applicable exemption from registration requirements. The bonds will be sold in a Rule 144A private placement to institutional investors. The proceeds from the bonds will be used to pay off the Company's existing debt with GECC. In addition to the bond issue the Company is also seeking to enter into a $100.0 million senior revolving credit facility to be used to finance future acquisitions and working capital needs.

     The replacement of the Company's existing debt agreement will result in prepayment penalties and the write-off of previously incurred fees and expenses totaling $3.3 million, net of tax, or $0.39 per share on a diluted basis. Such charge is expected to be reflected as an extraordinary charge in the Company's second quarter results. The new financial structure will provide fixed rate debt and defer existing principal amortization. Management believes that the incurrence of the prepayment penalties and the write-off of previously incurred fees and expenses is justified by the improved financial structure achieved.

Outlook

     The outlook section contains a number of forward-looking statements which are based upon current expectations. Actual results may differ materially. These statements do not take into account the potential effects of future mergers or acquisitions.

The Company expects increased sales and earnings in the second quarter of 1998. The Seymour product line is more seasonal than the Company's other products with sales of their products more heavily concentrated in the second and third quarters. This corresponds to the spring/summer wedding season and the back-to-school season. Resin prices have remained lower than expected in the first quarter of 1998 and management expects prices to remain flat over the remainder of the year. The Company estimates that gross margins will improve in the second and third quarters as fixed costs will be absorbed over an expanded manufacturing volume in response to the increase in sales.

     Management continues to believe that significant growth opportunities exist in the plastic storage container category. The Company, however, is currently using all of its production capacity and is also using outside custom molders to meet the sales demand. During the rest of 1998 the Company will evaluate its production capacity needs and identify ways by which to add capacity. It is management's intention to have the capacity in place by 1999 to allow for the aggressive pursuit of profitable sales growth in this category.

     In addition to the Company's goal of 10% annual growth from new products and product line improvements, the Company will continue to aggressively pursue acquisitions that are accretive to earnings. Management anticipates that the fragmented nature of the housewares industry will continue to provide significant opportunities for growth through strategic acquisitions of complementary businesses. Management intends to acquire businesses at attractive multiples of cash flow and achieve operational and distribution efficiencies through integration of complementary businesses.

PART II  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibit 27 - Financial Data Schedule

         b) On January 13, 1998 the Registrant filed a Form 8-K to report the December 30, 1997 acquisition of Seymour Sales Corporation, and its wholly owned subsidiary, Seymour Housewares
             Corporation. No financial statements were included with this filing as it was impracticable to do so at such time.

             On March 16, 1998 the Registrant filed a Form 8-K/A which amended the Form 8-K filed on January 13, 1998. The amendment was filed to include the required financial statements. The statements included were as follows:

                SEYMOUR SALES CORPORATION and SUBSIDIARIES - As of and For the Years Ended June 30, 1997 and 1996:

                  Report of Ernst & Young LLP
                  Consolidated Balance Sheets
                  Consolidated Statements of Operations
                  Consolidated Statements of Changes in
                  Stockholders' Equity
                  Consolidated Statements of Cash Flows
                  Notes to the Consolidated Financial Statements

                SEYMOUR SALES CORPORATION and SUBSIDIARIES - As of and For the Years Ended June 30, 1996 and 1995:

                  Report of Ernst & Young LLP
                  Consolidated Balance Sheets
                  Consolidated Statements of Operations
                  Consolidated Statements of Changes in
                  Stockholders' Equity
                  Consolidated Statements of Cash Flows
                  Notes to the Consolidated Financial Statements

                SEYMOUR SALES CORPORATION and SUBSIDIARIES - Interim Financial Statements

                  Condensed Consolidated Balance Sheet as of December 27,
                  1997
                  Condensed Consolidated Statements of Operations for the Six Months Ended December 27, 1997 and December 28, 1996 Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 27, 1997 and December 28, 1996
                  Notes to the Condensed Consolidated Financial Statements

              HOME PRODUCTS INTERNATIONAL, INC :

                  Unaudited Pro Forma Condensed Combined Balance Sheet as of December 27, 1997
                  Unaudited Pro Forma Condensed Combined Statement of Operations for the fifty-two weeks ended December 27, 1997 Notes to the Unaudited Pro Forma Condensed
                  Combined Financial Statements

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                       Home Products International, Inc.

                              By:  /s/ James E.Winslow
                                       James E. Winslow
                                       Executive Vice President and
                                       Chief Financial Officer

Dated:  May 12, 1998