Form 10-Q
period 1998-06-27
HOME PRODUCTS INTERNATIONAL INC
filed 1998-08-11
CIK 814457

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

   (Mark One)
   [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Period Ended June 27, 1998

                                    or

   [   ]          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-17237

                     HOME PRODUCTS INTERNATIONAL, INC.
          (Exact name of registrant as specified in its Charter)



           Delaware                                  36-4147027
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)


   4501 West 47th Street
     Chicago, Illinois                                   60632
   (Address of principa                               (Zip Code)
    executive offices)


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


   Common shares, par value $0.01, outstanding as of July 31, 1998  -
     7,948,536

                     HOME PRODUCTS INTERNATIONAL, INC

                                   INDEX


                                                                      Page
                                                                     Number
    Part I.  Financial Information

               Item 1. Financial Statements

                       Condensed Consolidated Balance Sheets             3

                       Condensed Consolidated Statements of
                       Operations and Retained Earnings                  4

                       Condensed Consolidated Statements of Cash Flows   5

                       Notes to Condensed Consolidated Financial
                       Statements                                        6



               Item 2. Management's Discussion and Analysis
                       of Financial Condition and Results of Operations  9

    Part II. Other Information

               Item 4. Submission of matters to a vote of Security      17
                       Holders

               Item 6. Exhibits and Reports on Form 8-K                 18

    Signatures                                                          20

   PART I   Financial Information
            ITEM 1.  Financial
            Statements

                     HOME PRODUCTS INTERNATIONAL, INC.
                   Condensed Consolidated Balance Sheets
                   (in thousands, except share amounts)

                                                   June 27,  December 27,
                                                     1998       1997
                                                 (unaudited)
                       Assets
   Current assets:
     Cash and cash equivalents .................. $  3,832    $    583

     Accounts receivable, net ...................   36,444      20,802
     Inventories, net ...........................   27,554      12,797
     Prepaid expenses and other current assets ..    1,377         508
       Total current assets .....................   69,207      34,690
   Property, plant and equipment - at cost.......   63,676      47,634
   Less accumulated depreciation and amortization  (22,957)    (19,254)
   Property, plant and equipment, net............   40,719      28,380
   Intangible and other assets...................  123,848      36,273
   Total assets.................................. $233,774     $99,343

        Liabilities and Stockholders' Equity
   Current liabilities:
     Current maturities of long-term obligations   $   991     $ 3,850
     Accounts payable ...........................   15,818       9,664
     Accrued liabilities ........................   20,624      12,913
       Total current liabilities ................   37,433      26,427
   Long-term obligations - net of current
     maturities..................................  134,314      30,700
   Other liabilities.............................    6,273           -

   Stockholders' equity:
     Preferred Stock - authorized, 500,000
     shares, $.01 par value;
       none issued ..............................        -           -

     Common Stock - authorized 15,000,000 shares,
       $.01 par value; 8,007,298 shares issued at
       June 27, 1998 and 6,674,271 shares issued
       at December 27, 1997 .....................       80          67
     Additional paid-in capital .................   48,304      33,956
     Retained earnings ..........................    7,784       8,616
     Common Stock held in treasury - at cost
       (58,762 shares)...........................     (264)       (264)
     Currency translation adjustments ...........     (150)       (159)
       Total stockholders' equity ...............   55,754      42,216
   Total liabilities and stockholders' equity.... $223,774     $99,343

   The accompanying notes are an integral part of the financial statements.

                    HOME PRODUCTS INTERNATIONAL, INC.
   Condensed Consolidated Statements of Operations and Retained Earnings
                                (unaudited)
                 (in thousands, except per share amounts)

                                        Thirteen Weeks    Twenty-six Weeks
                                             Ended             Ended
                                      June 27,  June 28,  June 27,  June 28,
                                        1998      1997      1998      1997
  Net sales .......................    $54,985   $33,023  $107,393  $64,761

  Cost of goods sold ..............     36,106    22,899    72,561   45,509
     Gross profit .................     18,879    10,124    34,832   19,252

  Operating expenses
     Selling ......................      6,108     4,480    12,537    9,068
     Administrative ...............      3,392     1,982     6,896    3,791
     Amortization of intangible assets     937       202     1,865      407
                                        10,437     6,664    21,298   13,266
     Operating profit .............      8,442     3,460    13,534    5,986

  Other income (expense)
     Interest income ..............         10        17        55       48
     Interest (expense) ...........     (3,382)   (1,608)   (6,388)  (3,139)
     Other income, net ............         39         6        52      130
                                        (3,333)   (1,585)   (6,281)  (2,961)
  Earnings before income taxes and
    extraordinary charge...........      5,109     1,875     7,253    3,025

  Income tax (expense) ............     (2,080)      (86)   (2,978)    (203)

  Earnings before extraordinary charge   3,029     1,789     4,275    2,822
  Extraordinary charge for early
    retirement of debt, net of tax
    benefit of $2,440 and $3,698
    respectively...................     (3,370)        -    (5,107)      -
  Net earnings (loss) .............       (341)    1,789      (832)   2,822
  Retained earnings at beginning of
    period.........................      8,125     2,329     8,616    1,296
  Retaining earnings at end of period  $ 7,784   $ 4,118   $ 7,784  $ 4,118

  Earnings before extraordinary
    charge, per common share - basic   $  0.38   $  0.41   $  0.54  $  0.65
  Extraordinary charge for early
    retirement debt, net of tax....      (0.42)       -      (0.64)      -
  Net earnings (loss) per common
    share - basic .................      (0.04)     0.41     (0.10)    0.65
  Earnings before extraordinary
    charge, per common share - diluted    0.37      0.40      0.52     0.63
  Extraordinary charge for early
    retirement of debt, net of tax       (0.41)       -      (0.62)      -
  Net earnings (loss) per common
    share-diluted..................   $  (0.04)  $  0.40   $ (0.10) $  0.63

   The accompanying notes are an integral part of the financial statements

                     HOME PRODUCTS INTERNATIONAL, INC.
              Condensed Consolidated Statements of Cash Flows
                                (unaudited)
                              (in thousands)
                                                     Twenty-six Weeks Ended
                                                       June 27,   June 28,
                                                         1998       1997
Cash flows from operating activities:
  Net earnings (loss) .............................     $ (832)    $ 2,822
  Adjustments to reconcile net earnings (loss)
   to net cash provided (used) by operating
   activities:
   Depreciation and amortization ..................      5,805       3,461
   Changes in assets and liabilities:
     (Increase) in accounts receivable ............     (3,176)     (6,077)
     (Increase) in inventories ....................     (3,159)     (3,317)
     Increase (decrease) in accounts payable.......        974      (5,033)
     (Decrease) increase in accrued liabilities....     (3,450)      2,047
   Other operating activities, net ................      4,984        (774)
Net cash provided (used) by operating activities...      1,146      (6,871)

Cash flows from investing activities:
  Seymour acquisition, net of cash acquired........    (14,882)         -
  Tamor acquisition, net of cash acquired..........         -      (27,876)
  Capital expenditures, net .......................     (4,973)     (1,087)
Net cash (used) for investing activities...........    (19,855)    (28,963)

  Cash flows from financing activities:
  Payments on borrowings ..........................   (219,218)    (12,294)

  Net proceeds from borrowings and warrants........    237,498      47,777
  Net proceeds from borrowings under revolving
    line of credit ................................      3,700          -
  Payment of capital lease obligation .............       (103)        (18)
  Exercise of common stock options and issuance
    of common stock under stock purchase plan .....         81          53

Net cash provided by financing activities..........     21,958      35,518
  Net increase (decrease) in cash and cash
    equivalents ...................................      3,249        (316)
  Cash and cash equivalents at beginning of period.        583       2,879
  Cash and cash equivalents at end of period ......    $ 3,832     $ 2,563

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
  Interest ........................................    $ 2,024     $ 1,721
  Income taxes ....................................        183       1,225

   The accompanying notes are an integral part of the financial statements.

                     Home Products International, Inc.
           Notes to Condensed Consolidated Financial Statements
                                (unaudited)
                  (in thousands except per share amounts)


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

        The unaudited condensed financial statements included herein as of June 27, 1998 and for the thirteen weeks and twenty-six weeks ended June 27, 1998 and June 28, 1997 reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position, the results of operations and cash flows. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's 1997 Annual Report on Form 10-K. The results for the interim periods presented are not necessarily indicative of results to be expected for the full year.

   Note 2.  Inventories are summarized as follows:

                                               June 27,   December 27,
                                                 1998         1997

        Finished goods .....................    $15,519      $ 7,335
        Work-in-process ....................      4,216        2,225
        Raw materials ......................      7,819        3,237

                                                $27,554      $12,797

   Note 3. In May 1998, the Company issued $125,000 of Senior Subordinated Notes due 2008 (the "Notes"). Interest on the Notes is payable semi-annually at a rate of 9.625% per annum. Proceeds from the offering were used (i) to repay approximately $122,000 of outstanding indebtedness, including the payment of certain fees, prepayment penalties and expenses related to such repayment and (ii) to pay certain other fees and expenses incurred in connection with the issuance of the Notes and the refinancing of the Company's primary revolving credit facility. Concurrently with the offering of the Notes, the Company entered into a new bank revolving credit facility in a maximum principal amount of $100,000 which replaced the Company's prior $20,000 revolving credit facility.

   Note 3 Cont'd The Company is a holding company with no assets or operations other than its investment in its subsidiaries. The Notes are guaranteed by all direct and indirect subsidiaries of the Company other than inconsequential subsidiaries (the "Subsidiary Guarantors"). The guarantee obligations of the Subsidiary Guarantors (which are all wholly owned subsidiaries of the Company) are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not included in the accompanying financial statements because management of the Company has determined that separate financial statements of the Subsidiary Guarantors would not be material to investors.


   Note 4. During fiscal 1997 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which established standards for the computation and presentation of earnings per share information. Prior period net earnings (loss) per share have been restated. Net earnings (loss) per common shares - basic, was calculated by dividing net earnings (loss) applicable to common shares by the weighted average number of common shares outstanding during each period. Net earnings (loss) per common share
   - diluted, reflects the potential dilution that could occur assuming exercise of all outstanding "in-the-money" stock options. A reconciliation of the net earnings (loss) and the number of shares used in computing basic and diluted earnings per share were as follows:

                                       Thirteen Weeks      Twenty-six Weeks
                                            Ended               Ended
                                      June 27,  June 28,  June 27,  June 28,
                                        1998      1997       1998      1997
Net  earnings (loss)  per common
  share - basic:
Net  earnings (loss)  applicable
  to common shares..................  $  (341) $ 1,789   $  (832)   $ 2,822

Weighted average common shares
  outstanding for the period .......    7,947    4,323     7,938      4,311

Net  earnings (loss)  per common
  share - basic.....................  $ (0.04) $  0.41   $ (0.10)   $  0.65

Net  earnings (loss)  per common
  share - diluted:
Net  earnings (loss)  applicable
  to common   shares................  $  (341) $ 1,789   $  (832)   $ 2,822

Weighted average common shares
  outstanding for the period .......    7,947    4,323     7,938      4,311
Increase  in shares  which would
  result from exercise of "in-the-
  money" stock options..............      336      183       362        199
Weighted  average common  shares
  outstanding assuming  conversion
  of the above securities...........    8,283    4,506     8,300      4,510

Net  earnings (loss)  per common
  share - diluted...................  $ (0.04)  $ 0.40   $ (0.10)   $  0.63

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

   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


        This quarterly report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: (i) the anticipated effect of the Seymour Acquisition (as defined below) on the Company's sales and earnings; (ii) the impact of the level of the Company's indebtedness; (iii) restrictive covenants contained in the Company's various debt documents; (iv) general economic conditions and conditions in the retail environment; (v) the Company's dependence on a few large customers; (vi) price fluctuations in the raw materials used by the Company, particularly plastic resin; (vii) competitive conditions in the Company's markets; (viii) the seasonal nature of the Company's business; (ix) the Company's ability to execute its acquisition strategy; (x) fluctuations in the stock market; (xi) the extent to which the Company is able to retain and attract key personnel; (xii) relationships with retailers; and (xiii) the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

        Seymour Acquisition. Effective December 30, 1997, (within the Company's 1998 fiscal year) the Company acquired Seymour, (the "Seymour Acquisition") and Seymour's actual results have been combined with the Company's since the date of acquisition. Seymour is a leading designer, manufacturer and marketer of consumer laundry care products. Seymour manufactures and markets a full line of ironing boards, ironing board covers and pads and numerous laundry related accessories.

        Seymour was acquired for a total purchase price of $100.7 million, consisting of $16.4 million in cash, $14.3 million in common stock (1,320,700 shares) and the assumption of $70.0 million of debt. The necessary funds to complete the acquisition were obtained from a credit agreement entered into on December 30, 1997, (the "12/30/97 Credit Agreement").

   Thirteen weeks ended June 27, 1998 compared to the thirteen weeks ended June 28, 1997

        In the discussion and analysis that follows, all references to the second quarter of 1998 are to the thirteen week period ended June
   27, 1998 and all references to the second quarter of 1997 are to the thirteen week period ended June 28, 1997. The following discussion and analysis compares the actual results for the second quarter of 1998 to the actual results for the second quarter of 1997 with reference to the following (in thousands, except share and per share amounts; unaudited):

                                             Thirteen weeks ended
                                       June 27, 1998       June 28, 1997
   Net sales.....................    $ 54,985    100.0%   $33,023   100.0%
   Cost of goods sold............      36,106     65.7     22,899    69.3
     Gross profit................      18,879     34.3     10,124    30.7
   Operating expenses............      10,437     18.9      6,664    20.2
     Operating profit............       8,442     15.4      3,460    10.5

   Interest expense..............      (3,382)    (6.2)    (1,608)   (4.9)
   Other income..................          49      0.1         23     0.1
     Earnings before income taxes       5,109      9.3      1,875     5.7
   Income tax (expense)..........      (2,080)    (3.8)       (86)   (0.3)

   Earnings  before  extraordinary
     charge......................       3,029      5.5      1,789     5.4

   Extraordinary charge..........      (3,370)    (6.1)         -      -

   Net earnings (loss)...........     $  (341)    (0.6)%   $1,789     5.4%

   Earnings  before  extraordinary
     charge per share - basic....       $0.38               $0.41

   Earnings  before  extraordinary
     charge per share - diluted...      $0.37               $0.40

   Net earnings (loss) per share -
     basic.......................      ($0.04)              $0.41

   Net earnings (loss) per share -
     diluted.....................      ($0.04)              $0.40

   Weighted average common shares
     outstanding - basic.........   7,947,182            4,322,988


   Weighted average common shares
     outstanding - diluted.......   8,283,130            4,505,771

        Net sales. Net sales of $55.0 million in the second quarter of 1998 increased $22.0 million, or 66.7%, from net sales of $33.0 million in the second quarter of 1997. The Seymour Acquisition contributed $26.0 million to net sales in the quarter. The Company's remaining subsidiaries experienced a decrease in the second quarter of 1998 totaling $4.0 million. Net sales were down primarily as a result of the Company's continuing effort to cutback or eliminate the sales of certain under performing products. Also impacting the second quarter of 1998 was a decline in juvenile products due to a $1.0 million one time promotional order in the second quarter of 1997. In addition, sales as compared to the prior period were negatively impacted by the bankruptcy of several retailers during the fourth quarter of 1997 and the first quarter of 1998. Sales to such customers for the second quarter of 1997 totaled $0.6 million as compared to $0.2 million in the second quarter of 1998.

        Gross profit. Gross profit increased from $10.1 million in the second quarter of 1997 to $18.9 million in the second quarter of 1998 while gross profit margins increased from 30.7% in the second quarter of 1997 to 34.3% in the second quarter of 1998. The Seymour Acquisition contributed $8.8 million to gross profit in the quarter. Improved gross profit margins were due primarily to a decrease in the cost of plastic resin. Declines in resin costs were a reflection of plastic resin market factors and not as a result of any change in the Company's buying practices. Margins also improved from a year ago as a result of improved product mix from SKU reductions and higher margins on new product sales. Negatively impacting margins in the second quarter of 1998 was unfavorable overhead absorption on decreased production in response to the sales decline.

        Operating expenses. Operating expenses of $10.4 million in the second quarter of 1998 were up $3.8 million as compared to the second quarter of 1997. Operating expenses as a percent of net sales improved from 20.2% in the second quarter of 1997 to 18.9% in the second quarter of 1998. Excluding the impact of amortization, operating expenses as a percent of sales improved even more from 19.6% in 1997 to 17.3% in 1998. Operating expense savings in the quarter were primarily from reduced selling and marketing expenses related to the successful consolidation of the Selfix and Seymour selling and marketing functions. Administrative expenses increased due to an increase in employee wages and benefits, the implementation of a new incentive compensation plan and increased professional services.

        Interest expense. Interest expense of $3.4 million in the second quarter of 1998 increased $1.8 million from $1.6 million in the second quarter of 1997. The issuance of $70.0 million of debt in connection with the Seymour Acquisition caused the majority of the increased interest expense between periods. In addition, the Company issued $125.0 million of high yield notes in May, 1998 at a fixed interest rate of 9.625%. The fixed rate is slightly higher than the Company's previous floating rate under its revolving credit agreement.

        Income tax  expense.    Income tax  expense  increased  by  $2.0
   million to $2.1 million for the second quarter of 1998 from $0.1 million in the first quarter of 1997. Income tax expense increased because of a change in the Company's tax position. In 1997, the Company was able to use net operating loss carryforwards and reduce income tax expense. By the end of fiscal year 1997, the tax loss carryforwards had been fully utilized. As such, the Company is now in a tax paying position. The second quarter of 1998 provision included a provision for both federal and state income taxes.

        Earnings before extraordinary charge. Earnings before extraordinary charge increased to $3.0 million in the second quarter of 1998 from first quarter 1997 earnings of $1.8 million. Diluted earnings per share before extraordinary charge in the second quarter of 1998 were $0.37 per common share based on 8,283,130 weighted average common shares outstanding as compared to diluted earnings per share before extraordinary charge in the first quarter of 1997 of $0.40 per common share based on 4,505,771 weighted average common shares outstanding. The increase in weighted average common shares outstanding was the result of a public stock offering in July, 1997 (2,280,000 new shares issued) and shares issued in connection with the Seymour Acquisition (1,320,700).

        Extraordinary charge. An extraordinary charge, net of tax, for the early retirement of debt of $3.4 million, or $0.41 per common share - diluted was recorded to write off deferred financing charges associated with the 12/30/97 Credit Agreement. In May, 1998 the Company refinanced its debt requiring the write-off of previously capitalized costs. As part of the refinancing, the Company also incurred penalties for early repayment of debt.

        Net earnings. A net loss of $0.3 million, or $0.04 per common share - diluted, was incurred in the second quarter of 1998 based on 8,283,130 weighted average common shares outstanding. This compares to net earnings of $1.8 million, or $0.40 per common share - diluted, in the second quarter of 1997 based on 4,505,771 weighted average common shares outstanding.

   Operating Results by Industry Segment

        The Company operates in two industry segments: (i) housewares products and (ii) home improvement products.

        Housewares

        The housewares segment significantly improved its profitability in the second quarter of 1998. Operating profits increased $5.1 million from $3.0 million in the second quarter of 1997 to operating profits of $8.1 million in the second quarter of 1998. The improvement was the result of the Seymour Acquisition which contributed $5.0 million to operating profits in the quarter. Aside from the Seymour Acquisition the housewares segment experienced a slight increase in operating profits attributable to a margin improvement of almost 6.0% and a reduction in operating expenses. Partially offsetting the margin improvement was a decline in net sales of $4.0 million due to a continuing effort to cutback or eliminate certain under performing products, a decrease in juvenile sales related to a one-time promotional order in the second quarter of 1997 and the bankruptcy of several retailers during the fourth quarter of 1997 and the first quarter of 1998.

        Home Improvement Products

        Operating profits for the home improvement segment decreased $0.2 million from $0.5 million for the second quarter of 1997 to $0.3 million for the second quarter of 1998 attributable to a decline in margins. While customer sales remained flat between quarters the amount of molding done for the housewares segment decreased $0.5 million in the second quarter of 1998. Due to this decrease in production the home improvement segment had significant unfavorable overhead absorption which reduced margins in 1998.


   Twenty-six weeks ended June 27, 1998 compared to the twenty-six weeks ended June 28, 1997

        The following discussion and analysis compares the actual results for the twenty-six weeks ended June 27, 1998 to the actual results for the twenty-six weeks ended June 28, 1997 with reference to the following (in thousands, except share and per share amounts; unaudited):

                                           Twenty-six weeks ended
                                      June 27, 1998        June 28, 1997
   Net sales.....................    $107,393   100.0%   $64,761    100.0%
   Cost of goods sold............      72,561    67.6     45,509     70.3
     Gross profit................      34,832    32.4     19,252     29.7
   Operating expenses............      21,298    19.8     13,266     20.5
     Operating profit............      13,534    12.6      5,986      9.2

   Interest expense..............      (6,388)  (5.9)     (3,139)    (4.8)

   Other income..................         107    0.1         178      0.3
     Earnings before income taxes       7,253    6.8       3,025      4.7

   Income tax (expense)..........      (2,978)  (2.8)       (203)    (0.3)

   Earnings before  extraordinary
     charge......................       4,275    4.0       2,822      4.4

   Extraordinary charge..........      (5,107)  (4.8)          -       -

   Net earnings (loss)...........     $  (832)  (0.8)%   $ 2,822      4.4%

   Earnings before  extraordinary
     charge per share - basic....     $  0.54             $ 0.65

   Earnings before  extraordinary
     charge per share - diluted..     $  0.52             $ 0.63

   Net earnings (loss)  per share
     - basic.....................     $ (0.10)            $ 0.65

   Net earnings (loss)  per share
     - diluted...................     $ (0.10)            $ 0.63

   Weighted average common shares
     outstanding - basic.........   7,937,925          4,310,884

   Weighted average common shares
     outstanding - diluted.......   8,299,873           4,509,727

        Net sales. Net sales of $107.4 million in 1998 increased $42.6 million, or 65.7%, from net sales of $64.8 million in 1997. The Seymour Acquisition contributed $49.0 million to net sales in the period. The Company's remaining subsidiaries experienced a decrease in the first half of 1998 totaling $6.4 million. Net sales were down primarily as a result of the Company's continuing effort to cutback or eliminate the sales of certain under performing products. Also impacting 1998 was a decline in juvenile products due to a $1.0 million one time promotional order in the second quarter of 1997. In addition, sales as compared to the prior period were negatively impacted by the bankruptcy of several retailers during the fourth quarter of 1997 and the first quarter of 1998. Sales to such customers for 1997 totaled $1.6 million as compared to $0.3 million in 1998.

        Gross profit. Gross profit increased from $19.3 million in 1997 to $34.8 million in 1998 while gross profit margins increased from 29.7% in 1997 to 32.4% in 1998. The Seymour Acquisition contributed $15.5 million to gross profit in the period. Improved gross profit margins were due primarily to a decrease in the cost of plastic resin. Declines in resin costs were a reflection of plastic resin market factors and not as a result of any change in the Company's buying practices. Margins also improved from a year ago as a result of improved product mix from SKU reductions and higher margins on new product sales. Negatively impacting margins was unfavorable overhead absorption on decreased production in response to the sales decline.

        Operating expenses. Operating expenses of $21.3 million in 1998 were up $8.0 million as compared to 1997. Operating expenses as a percent of net sales improved from 20.5% in 1997 to 19.8% in 1998. Excluding the impact of amortization, operating expenses as a percent of sales improved even more from 19.9% in 1997 to 18.1% in 1998. Operating expense savings in the period were primarily from reduced selling and marketing expenses related to the successful consolidation of the Selfix and Seymour selling and marketing functions. Administrative expenses increased due to an increase in employee wages and benefits, the implementation of a new incentive compensation plan, additional computer expenses and increased professional services.

        Interest expense. Interest expense of $6.4 million in 1998 increased $3.3 million from $3.1 million in 1997. The issuance of $70.0 million of debt in connection with the Seymour Acquisition caused the majority of the increased interest expense between periods. In addition, the Company issued $125.0 million of high yield notes in May, 1998 at a fixed interest rate of 9.625%. The fixed rate is slightly higher than the Company's previous floating rate under its revolving credit agreement.

        Income tax expense. Income taxes increased by $2.8 million to $3.0 million for 1998 from $0.2 million in 1997. Income tax expense increased because of a change in the Company's tax position. In 1997, the Company was able to use net operating loss carryforwards and reduce income tax expense. By the end of fiscal year 1997, the tax loss carryforwards had been fully utilized. As such, the Company is now in a tax paying position. The 1998 provision included a provision for both federal and state income taxes.

        Earnings before extraordinary charge. Earnings before extraordinary charge increased to $4.3 million in 1998 from 1997 earnings of $2.8 million. Diluted earnings per share before extraordinary charge for the twenty-six weeks ended June 27, 1998 were $0.52 per common share based on 8,299,873 weighted average common shares outstanding as compared to diluted earnings per share before extraordinary charge for the twenty-six weeks ended June 28, 1997 of $0.63 per common share based on 4,509,727 weighted average common shares outstanding. The increase in weighted average common shares outstanding was the result of a public stock offering in July, 1997 (2,280,000 new shares issued) and shares issued in connection with the Seymour Acquisition (1,320,700).

        Extraordinary charge. An extraordinary charge, net of tax, for the early retirement of debt of $5.1 million, or $0.62 per common share - diluted was recorded in the period. To fund the Seymour Acquisition, increased financing facilities were obtained to replace and augment existing facilities as of December 27, 1997, requiring the write-off of $1.7 million of capitalized costs incurred to obtain the replaced credit facilities. In May, 1998 the Company refinanced its existing debt and incurred an extraordinary charge of $3.4 million for the write-off of previously capitalized costs relating to the 12/30/97 Credit Agreement as well as penalties for early repayment of debt.

        Net earnings. A net loss of $0.8 million, or $0.10 per common share - diluted, was incurred in 1998 based on 8,299,873 weighted average common shares outstanding. This compares to net earnings of $2.8 million, or $0.63 per common share - diluted, in 1997 based on 4,509,727 weighted average common shares outstanding.


   Capital Resources and Liquidity

        Cash and cash equivalents at June 27, 1998 were $3.8 million as compared to $0.6 million at December 27, 1997. Total assets increased $134.4 million in the six month period to $233.8 million while stockholders' equity increased $13.5 million, or 32.0%, to $55.8 million. Working capital increased $23.5 million, or 283%, to $31.8 million at June 27, 1998. The increase in assets and stockholders' equity were primarily the result of the Seymour Acquisition. The increase in working capital is a result of increased receivables and inventory and lower short term debt related to the May 1998 refinancing. Cash provided by operating activities was $1.1 million for the first half of 1998. Increases in cash and cash equivalents also resulted from borrowings in excess of funds required to close the Seymour Acquisition and additional borrowings related to the refinancing in May 1998.

        In May, 1998 the Company refinanced its existing debt to provide financial flexibility and resources necessary to pursue strategic acquisitions. The Company issued $125.0 million 10 year fixed rate senior subordinated notes (the Notes"). In addition to the Notes the Company also entered into a $100.0 million senior revolving credit facility to be used to finance future acquisitions and working capital needs. At June 27, 1998, the Company had total short and long term debt outstanding of $135.3 million and unused availability under the revolving credit facility of $88.4 million. During the remainder of 1998, $0.9 million of debt will come due.

        The Company's capital spending needs in 1998 are expected to be between $8.0 and $10.0 million. Most of the spending relates to new injection molding presses to expand existing capacity and to replace old, inefficient machines. The replacement machines are expected to reduce manufacturing cycle times and ongoing maintenance costs. In addition, the Company exercised an option in the first quarter of 1998 to purchase the leased manufacturing and warehouse facility in Missouri at an approximate cost of $1.4 million. Where possible, management will pursue alternative means of financing such as capital leases and other purchase money transactions. In addition, operating leases will be pursued to the extent they represent attractive economic alternatives.

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

        The Company expects sales and earnings before extraordinary charges in the second half of 1998 to be similar to first half results and does not expect to incur any extraordinary charges in the second half of 1998. Resin prices have remained lower than expected in the first half of 1998 and management expects prices to remain steady over the remainder of the year. Margins are expected to decline slightly in response to competitive pressures; manufacturing efficiencies are expected to improve.

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

        In addition to the Company's goal of 10% annual growth from new products and product line improvements the Company will continue to aggressively pursue acquisitions that are accretive to earnings. Management anticipates that the fragmented nature of the housewares industry will continue to provide significant opportunities for growth through strategic acquisitions of complementary businesses. Management intends to acquire businesses at attractive multiples of cash flow and achieve operational and distribution efficiencies through integration of complementary businesses.

        The Company, consistent with its acquisition strategy, announced on August 3, 1998 that it has signed separate definitive agreements to acquire Newell Plastics (consisting of Anchor Hocking Plastics and Plastics, Inc.) from Newell Corporation in a cash transaction, and the consumer storage line of Tenex Corporation in a cash transaction. Management estimates that both transactions will be accretive to earnings in 1999 and that the addition of these businesses to the Company's existing subsidiaries will result in combined revenues of $310 million in 1999. The addition of these two respected brands reaffirms and propels forward the Company's commitment to leading the consolidation in its industry by building a portfolio of companies with established positions in the mass market channels. Both transactions are expected to close during the Company's fiscal third quarter.

   Year 2000 Issues

        The Company has investigated the extent to which its operations are subject to Year 2000 issues. The Company has assessed the measures it believes will be necessary to avoid any material disruption to its operations relating to Year 2000 complications in the Company's information technology systems. The Company has developed a plan to implement such measures prior to December 1999. Management believes that the cost to the Company of the necessary modifications and upgrades to the Company's computer systems and other operating equipment will not be material. The Company has not conducted a detailed investigation of the Year 2000 readiness of its material suppliers. It is uncertain whether such suppliers will be prepared fully for Year 2000 issues. Management believes many of its key customers are assessing their Year 2000 issues; however, there can be no assurances that the Company's key customer will not have a Year 2000 issue that adversely affects the company.

   PART II  Other Information

         ITEM 4.  Submission of matters to a vote of Security Holders.
 _

   (a) and (c).   The Company held its annual meting of stockholders on
   May 20, 1998 and the following matters were voted on at that meeting:

   1. The election of the following directors, who will serve until their successors are elected and qualified, or their earlier death or resignation:
                                                        Broker
            Director             For       Withheld    Non-votes

     Charles R. Campbell       4,917,145    29,755       0

     Joseph Gantz              4,906,761    40,139       0

     Stephen Murray            4,906,261    40,639       0

     Marshall Ragir            4,892,145    54,755       0

     Jeffrey C. Rubenstein     4,916,540    30,360       0

     Daniel B. Shure           4,917,345    29,555       0

     Joel D. Spungin           4,917,145    29,755       0

     James R. Tennant          4,917,145    29,755       0


   2. The adoption of a staggered board of directors was not approved. The voting was as follows: FOR, 2,058,965; AGAINST 1,752,034; ABSTAIN 29,690 and BROKER NO-VOTE 1,106,211.

   3. The adoption of the Executive Incentive Plan, (as defined in the Definative Proxy) was approved by the stockholders. The voting was as follows: FOR 4,744,343; AGAINST 70,522, and ABSTAIN 132,035.

   ITEM 6.   Exhibits and Reports on Form 8-K

         (a)       Exhibits

          Exhibit
           Number         Description

             1.      Purchase Agreement between Home Products
                    International, Inc., Selfix, Inc., Seymour
                    Housewares Corporation, Shutters, Inc., Tamor Corporation, Chase Securities, Inc. and NationsBank Montgomery Securities, LLC dated May 7, 1998. Incorporated by reference from Exhibit
                    1.1.1 to Form S-4 filed on June 10, 1998.

             3.1.1 Certificate of Incorporation of Selfix, Inc. as amended. Incorporated by reference from Exhibit
                    3.1.2 to Form S-4 filed on June 10, 1998.

             3.1.2  Certificate of Incorporation of Seymour
                    Housewares Corporation, as amended.
                    Incorporated by reference from Exhibit 3.1.3 to Form S-4 filed on June 10, 1998.

             3.1.3 Articles of Incorporation of Tamor Corporation, as amended. Incorporated by reference from
                    Exhibit 3.1.4 to Form S-4 filed on June 10,
                    1998.

             3.1.4 Articles of Incorporation of Shutters, Inc., as amended. Incorporated by reference to Exhibit
                    3.1.5 to Form S-4 filed on June 10, 1998.

             3.2.1 By-laws of Selfix, Inc. Incorporated by reference to Exhibit 3.2.2 to Form S-4 filed on June 10, 1998.

             3.2.2  By-laws of Seymour Housewares Corporation.
                    Incorporated by reference to Exhibit 3.2.3 to Form S-4 filed on June 10, 1998.

             3.2.3 By-laws of Tamor Corporation. Incorporated by reference to Exhibit 3.2.4 to Form S-4 filed on June 10, 1998.

             3.2.4 By-laws of Shutters, Inc. Incorporated by reference to Exhibit 3.2.5 to Form S-4 filed on June 10, 1998.

             4.1.1 Indenture between Home Products International, Inc., the subsidiary Guarantors (as defined therein) and La Salle National Bank dated May 14, 1998. Incorporated by reference to Exhibit
                    4.1.1 to Form S-4 filed on June 10, 1998.

             4.1.2  Specimen Certificate of 9.625% Senior
                    Subordinated Notes due 2008 ("Original Notes"). Incorporated by reference to Exhibit 4.1.2 to Form S-4 filed on June 10, 1998.

             4.1.3  Specimen Certificate of 9.625% Senior
                    Subordinated Notes due 2008 (the "Exchange
                    Notes").  Incorporated by reference to Exhibit
                    4.1.3 to Form S-4 filed on June 10, 1998.

             4.1.4 Exchange and Registration Rights Agreement, by and among Home Products International, Inc., Chase Securities, Inc. and NationsBank Montgomery Securities LLC dated May 14, 1998. Incorporated by reference to Exhibit 4.1.4 to Forms S-4 filed on June 10, 1998.

             10.1   Credit Agreement among Home Products
                    International, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement and the Chase Manhattan Bank, as Administrative Agent, dated May 14, 1998. Incorporated by reference to Exhibit 10.1.1 to Forms S-4 filed on June 10, 1998.

             10.2   Home Products International, Inc.  Executive
                    Incentive Plan. Incorporated by reference to the Registrant's definitive proxy statement dated April 16, 1998.

             27     Financial Data Schedule (only filed
                    electronically with S.E.C.)



          (b)       Reports on Form 8-K

                    On April 7, 1998 the Registrant filed a Form 8-K to report the Company's intention to issue $125.0 million, 10 year, fixed rate senior subordinated debt. No financial statements were included.

                              SIGNATURE PAGE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HOME PRODUCTS INTERNATIONAL, INC.

                                      By:  /s/ James E. Winslow
                                           James E. Winslow
                                           Executive Vice President
                                           Chief Financial Officer
   Dated:  August 11, 1998