Form 10-Q
period 1998-09-26
HOME PRODUCTS INTERNATIONAL INC
filed 1998-11-10
CIK 814457

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q

  (Mark One)
  [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Period Ended September 26, 1998

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

  Common shares, par value $0.01, outstanding as of October 31, 1998  -
    7,961,760

                      HOME PRODUCTS INTERNATIONAL, INC

                                    INDEX


                                                               Page
                                                              Number

   Part I.  Financial Information

              Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets      3

                      Condensed Consolidated Statements of
                       Operations and Retained Earnings          4

                      Condensed Consolidated Statements of
                       Cash Flows                                5

                      Notes to Condensed Consolidated
                       Financial Statements                      6



              Item 2. Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                                9


   Part II. Other Information

              Items 1 through 5 are not applicable

              Item 6. Exhibits and Reports on Form 8-K          19

  Signatures                                                    20

  PART I  Financial Information
         ITEM 1.  Financial Statements

                  HOME PRODUCTS INTERNATIONAL, INC.
                Condensed Consolidated Balance Sheets
                (in thousands, except share amounts)

                                                September 26,  December 27,
                                                    1998          1997
                                                 (unaudited)
                                                   -------       -------
                      Assets
  Current assets:
    Cash and cash equivalents                     $  6,271      $    583
    Accounts receivable, net                        50,261        20,802
    Inventories, net                                33,435        12,797
    Prepaid expenses and other current assets        2,570           508
                                                   -------       -------
      Total current assets                          92,537        34,690
  Property, plant and equipment - at cost           82,883        47,634
  Less accumulated depreciation and amortization   (25,157)      (19,254)
                                                   -------       -------
  Property, plant and equipment, net                57,726        28,380
  Intangible and other assets                      192,200        36,273
                                                   -------       -------
  Total assets                                    $342,463      $ 99,343
                                                   =======       =======
       Liabilities and Stockholders' Equity
  Current liabilities:
    Current maturities of long-term obligations   $  3,194      $  3,850
    Accounts payable                                19,407         9,664
    Accrued liabilities                             33,548        12,913
                                                   -------       -------
      Total current liabilities                     56,149        26,427
  Long-term obligations - net of current           220,261        30,700
   maturities
  Other liabilities                                  7,058           -

  Stockholders' equity:
    Preferred Stock - authorized, 500,000
     shares, $.01 par value; none issued               -             -
    Common Stock - authorized 15,000,000 shares,
     $.01 par value; 8,020,522 shares issued at
     September 26, 1998 and 6,674,271 shares
     issued at December 27, 1997                        80            67
    Additional paid-in capital                      48,434        33,956
    Retained earnings                               10,898         8,616
    Common Stock held in treasury - at cost
     (58,762 shares)                                  (264)         (264)
    Currency translation adjustments                  (153)         (159)
                                                   -------       -------
      Total stockholders' equity                    58,995        42,216
                                                   -------       -------
  Total liabilities and stockholders' equity      $342,463      $ 99,343
                                                   =======       =======
  The accompanying notes are an integral part of the financial statements.

                  HOME PRODUCTS INTERNATIONAL, INC.
    Condensed Consolidated Statements of Operations and Retained
                              Earnings
                             (unaudited)
              (in thousands, except per share amounts)
                                          Thirteen Weeks    Thirty-nine Weeks
                                              Ended               Ended
                                         Sept 26, Sept 27,  Sept 26,   Sept 27,
                                           1998     1997      1998       1997
                                          ------   ------    -------    ------
Net sales                                $68,243  $32,875   $175,637   $97,636

Cost of goods sold                        45,874   22,498    118,435    68,007
                                          ------   ------    -------    ------
   Gross profit                           22,369   10,377     57,202    29,629

Operating expenses
   Selling                                 8,182    4,877     20,720    13,944
   Administrative                          3,817    1,695     10,713     5,486
   Amortization of intangible assets       1,203      208      3,068       615
                                          ------   ------    -------    ------
                                          13,202    6,780     34,501    20,045
                                          ------   ------    -------    ------
   Operating profit                        9,167    3,597     22,701     9,584

Other income (expense)
   Interest income                            41        1         96        49
   Interest (expense)                     (3,872)  (1,067)   (10,260)   (4,207)
   Other income (expense), net                 1      (42)        53        88
                                          ------   ------    -------    ------
                                          (3,830)  (1,108)   (10,111)   (4,070)

Earnings before income taxes and
 extraordinary charge                      5,337    2,489     12,590     5,514

Income tax (expense)                      (2,223)     (68)    (5,201)     (271)
                                          ------   ------    -------    ------
Earnings before extraordinary charge       3,114    2,421      7,389     5,243
Extraordinary charge for early retirement
 of debt, net of tax benefit of $3,698         -        -     (5,107)        -
                                          ------   ------    -------    ------
Net earnings                               3,114    2,421      2,282     5,243
Retained earnings at beginning of period   7,784    4,118      8,616     1,296
                                          ------   ------    -------    ------
Retaining earnings at end of period      $10,898  $ 6,539   $ 10,898   $ 6,539
                                          ------   ------    -------    ------

Earnings before extraordinary
charge, per common share - basic         $  0.39  $  0.37   $   0.93   $  1.04
Extraordinary charge for early
retirement of debt, net of tax                 -        -      (0.64)        -
                                          ------   ------    -------    ------
Net earnings per common share - basic    $  0.39  $  0.37   $   0.29   $  1.04
                                          ======   ======    =======    ======
Earnings before extraordinary
charge, per common share - diluted       $  0.38  $  0.36   $   0.89   $  0.99
Extraordinary charge for early
 retirement of debt, net of tax                -        -      (0.61)        -
                                          ------   ------    -------    ------
Net earnings per common share-diluted    $  0.38  $  0.36   $   0.28   $  0.99
                                          ======   ======    =======    ======

   The accompanying notes are an integral part of the financial statements.

                HOME PRODUCTS INTERNATIONAL, INC.
         Condensed Consolidated Statements of Cash Flows
                           (unaudited)
                         (in thousands)
                                                       Thirty-nine Weeks Ended
                                                         Sept 26,     Sept 27,
                                                           1998         1997
                                                         -------     -------
Cash flows from operating activities:
Net earnings                                            $  2,282    $  5,243
Adjustments to reconcile net earnings to
  net cash provided (used) by operating activities:
 Depreciation and amortization                             9,314       5,205
 Changes in assets and liabilities:
  (Increase) in accounts receivable                       (9,755)     (2,809)
  Decrease (increase) in inventories                       1,854      (5,119)
  Increase (decrease) in accounts payable                  3,061      (6,477)
  Increase in accrued liabilities                          3,596         218
 Other operating activities, net                           3,581        (667)
                                                         -------     -------
Net cash provided (used) by operating activities          13,933      (4,406)
                                                         -------     -------
Cash flows from investing activities:
 Seymour acquisition, net of cash acquired               (14,882)          -
 Tenex acquisition, net of cash acquired                 (16,725)          -
 Prestige Plastics acquisition, net of cash acquired     (78,321)          -
 Tamor acquisition, net of cash acquired                      -      (27,876)
 Capital expenditures, net                                (7,729)     (5,168)
                                                         -------     -------
Net cash (used) for investing activities                (117,657)    (33,044)
                                                         -------     -------
Cash flows from financing activities:
 Payments on borrowings                                 (219,218)    (33,497)
 Net proceeds from borrowings and warrants               286,672      51,324
 Net proceeds from borrowings under revolving
  line of credit                                          41,931           -
 Net proceeds from secondary stock offering                   -       20,171
 Payment of capital lease obligation                        (184)        (28)
 Exercise of common stock options and issuance
  of common stock under stock purchase plan                  211         122
                                                         -------     -------
Net cash provided by financing activities                109,412      38,092
                                                         -------     -------
 Net increase in cash and cash equivalents                 5,688         642
 Cash and cash equivalents at beginning of period            583       2,879
                                                         -------     -------
 Cash and cash equivalents at end of period             $  6,271    $  3,521
                                                         =======     =======
Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest                                               $    359    $  2,787
                                                         -------     -------
 Income taxes                                                817       1,255
                                                         -------     -------
 The accompanying notes are an integral part of the financial statements.

                      Home Products International, Inc.
      Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 (Unaudited)
              (in thousands except per share amounts)


  Note 1. Home Products International, Inc. (the "Company") and its subsidiary companies design, manufacture and market products in one industry segment, houseware products. Houseware products are marketed principally through mass market trade channels throughout the United States and internationally.

       The condensed consolidated financial statements include the accounts
  of  the  Company   and  its  subsidiary   companies.    All   significant
  intercompany transactions and balances have been eliminated.

       The unaudited condensed financial statements included herein as of September 26, 1998 and for the thirteen weeks and thirty-nine weeks ended September 26, 1998 and September 27, 1997 reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position, the results of operations and cash flows. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's 1997 Annual Report on Form 10-K. The results for the interim periods presented are not necessarily indicative of results to be expected for the full year.

  Note 2.  Inventories are summarized as follows (in thousands):



                                              September   December
                                              26, 1998    27, 1997
                                               ------      ------

       Finished goods ...................     $18,756     $ 7,335
       Work-in-process ..................       6,556       2,225
       Raw materials ....................       8,123       3,237
                                               ------      ------
                                              $33,435     $12,797
                                               ======      ======

  Note 3. On August 14, 1998 the Company acquired certain assets (inventory and molds) which comprised Tenex Corporation's consumer product storage line for $16,400 in an all cash transaction, (the "Tenex Asset Acquisition"). On September 8, 1998 the Company acquired from Newell Co. certain assets and assumed certain liabilities comprising the business of Anchor Hocking Plastics and Plastic, Inc. for $78,000 in an all cash transaction (the "Newell Asset Acquisition").

       Funding for the Tenex Asset Acquisition was obtained from the Company's May 14, 1998 $100,000 revolving credit agreement (more fully described in Note 4). Funding for the Newell Acquisition was partially obtained from the Company's May 14, 1998 revolving credit agreement, as amended on September 8, 1998, and a new $50,000 term loan (more fully described in Note 4).

       Both acquisitions were accounted for as a purchase, and as such actual results of operations have been included in the Consolidated Statement of Operations since the respective acquisition dates. The Tenex Asset Acquisition and the Newell Asset Acquisition, combined, has contributed $7,851 to net sales for the thirteen weeks ended September 26, 1998.

       For proforma information related to the Newell Asset Acquisition, see Form 8-K/A filed by the Company on November 6, 1998. The Tenex Asset Acquisition was not material, and thus proforma information was not required.

  Note 4. On May 14, 1998, the Company issued $125,000 of Senior Subordinated Notes due 2008 (the "Notes"). Interest on the Notes is payable semi-annually at a rate of 9.625% per annum. Proceeds from the offering were used (i) to repay approximately $122,000 of outstanding indebtedness, including the payment of certain fees, prepayment penalties and expenses related to such repayment, (ii) to pay certain other fees and expenses incurred in connection with the issuance of the Notes and the refinancing of the Company's primary revolving credit facility and
  (iii) for working capital and general corporate purposes.

       The Company is a holding company with no assets or operations other than its investment in its subsidiaries. The Notes are guaranteed by all direct and indirect subsidiaries of the Company other than inconsequential subsidiaries (the "Subsidiary Guarantors"). The guarantee obligations of the Subsidiary Guarantors (which are all wholly owned subsidiaries of the Company) are full, unconditional and joint and several. There are no restrictions on the ability of the Company's subsidiaries to pay dividends or other distributions to the Company (other than limitations imposed by law generally on the ability of a corporation to declare and pay dividends and distributions to its stockholders). Separate financial statements of the Subsidiary Guarantors are not included in the accompanying financial statements because management of the Company has determined that separate financial statements of the Subsidiary Guarantors would not be material to investors.

       On May 14, 1998, concurrently with the offering of the Notes, the Company entered into a new bank revolving credit agreement in a maximum principal amount of $100,000 (the "$100,000 Credit Agreement") which replaced the Company's prior $20,000 revolving credit agreement.

       On September 8, 1998, in conjunction with the Newell Asset Acquisition, the Company amended and restated the May 14, 1998 $100,000 Credit Agreement to add, among other items, a $50,000 term loan, (the "Term Loan"). The combination of the $100,000 Credit Agreement and the
  Term Loan are referred to herein as the "$150,000 Credit Agreement". Remaining availability under the $150,000 Credit Agreement as of September 26, 1998 was approximately $52,000.

  Note 5. During fiscal 1997 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which established standards for the computation and presentation of earnings per share information. Prior period net earnings (loss) per share have been restated. Net earnings (loss) per common share - basic, was calculated by dividing net earnings (loss) applicable to common shares by the weighted average number of common shares outstanding during each period. Net earnings (loss) per common share - diluted, reflects the potential dilution that could occur assuming exercise of all outstanding "in-the-money" stock options. A reconciliation of the net earnings (loss) and the number of shares used in computing basic and diluted earnings per share was as follows:

                                        Thirteen Weeks      Thirty-nine Weeks
                                            Ended                 Ended
                                      Sept 26,  Sept 27,    Sept 26,  Sept 27,
                                        1998      1997        1998      1997
                                       ------    ------      ------    ------
  Net earnings per common share -
  basic:
  Net earnings applicable to
   common shares ................     $ 3,114   $ 2,421     $ 2,282   $ 5,243
                                       ======    ======      ======    ======
  Weighted average common shares
    Outstanding for the period ..       7,961     6,490       7,946     5,042
                                       ======    ======      ======    ======
  Net earnings per common share -
   basic ........................     $  0.39   $  0.37     $  0.29   $  1.04
                                       ======    ======      ======    ======
  Net earnings per common share-
  diluted:
  Net earnings applicable to
   common shares ................     $ 3,114   $ 2,421     $ 2,282   $ 5,243
                                       ======    ======      ======    ======
  Weighted average common shares
    Outstanding for the period ..       7,961     6,490       7,946     5,042
  Increase in shares which would
   result From exercise of "in-
   the-money" Stock options .....         211       303         311       233
                                       ------    ------      ------    ------
  Weighted average common shares
  outstanding
    Assuming conversion of the
     above Securities ...........       8,172     6,793       8,257     5,275
                                       ======    ======      ======    ======
  Net earnings per common share -
  diluted  ......................     $  0.38   $  0.36     $  0.28   $  0.99
                                       ======    ======      ======    ======

  Note 6. The provision for income taxes is determined by applying an estimated annual effective tax rate (federal, state and foreign combined) to income before taxes. The estimated annual effective income tax rate is based upon the most recent annualized forecast of pretax income and permanent book/tax differences.

  ITEM 2.Management's Discussion and Analysis of Financial Condition and Results of Operations


       This quarterly report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: (i) the anticipated effects of the 1998 Acquisitions (as defined below) on the Company's sales and earnings; (ii) the impact of the level of the Company's indebtedness; (iii) restrictive covenants contained in the Company's various debt documents; (iv) general economic conditions and conditions in the retail environment; (v) the Company's dependence on a few large customers; (vi) price fluctuations in the raw materials used by the Company, particularly plastic resin; (vii) competitive conditions in the Company's markets; (viii) the seasonal nature of the Company's business; (ix) the Company's ability to execute its acquisition strategy; (x) fluctuations in the stock market; (xi) the extent to which the Company is able to retain and attract key personnel;
  (xii) relationships with retailers; and (xiii) the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

  1998 Acquisitions.

       The Company made three acquisitions within its 1998 fiscal year (the "1998 Acquisitions") and the actual results have been combined with the Company's since the date of the respective acquisition.

       Effective December 30, 1997 the Company acquired all of the outstanding common stock of Seymour Housewares Corporation, ("Seymour") a leading designer, manufacturer and marketer of consumer laundry care products. Seymour manufactures and markets a full line of ironing boards, ironing board covers and pads and numerous laundry related accessories. Seymour was acquired for a total purchase price of $100.7 million, consisting of $16.4 million in cash, $14.3 million in common stock (1,320,700 shares) and the assumption of $70.0 million of debt.

       Effective August 14, 1998 the Company acquired certain assets, (inventory and molds) which comprised Tenex Corporation's consumer product storage line. This product line consists of plastic storage bins and containers, rolling carts and stacking drawer systems. This product line was acquired for $16.4 million in cash.

       Effective September 8, 1998 the Company acquired assets and assumed certain liabilities from Newell Co. (consisting of the business of Anchor Hocking Plastics ("AHP") and Plastics, Inc ("PI").) a leading supplier of food storage containers and disposable plastic servingware. AHP and PI are collectively referred to herein as Prestige Plastics, Inc. ("Prestige"). Prestige was acquired for $78.0 million in cash.


  Thirteen weeks ended September 26, 1998 compared to the thirteen weeks ended September 27, 1997

       In the discussion and analysis that follows, all references to the third quarter of 1998 are to the thirteen week period ended September 27, 1998 and all references to the third quarter of 1997 are to the thirteen week period ended September 27, 1997. The following discussion and analysis compares the actual results for the third quarter of 1998 to the actual results for the third quarter of 1997 with reference to the following (in thousands, except per share amounts; unaudited):

                                           Thirteen weeks  ended
                                   September 26, 1998  September 27, 1997
  Net sales.....................   $ 68,243   100.0%   $ 32,875    100.0%
  Cost of goods sold............     45,874    67.2      22,498     68.4
                                    -------    ----     -------     ----
    Gross profit................     22,369    32.8      10,377     31.6
  Operating expenses............     13,202    19.4       6,780     20.7
                                    -------    ----     -------     ----
    Operating profit............      9,167    13.4       3,597     10.9

  Interest expense..............     (3,872)   (5.7)     (1,067)    (3.2)
  Other income (expense)........         42     0.1         (41)    (0.1)
                                    -------    ----     -------     ----
    Earnings before income taxes      5,337     7.8       2,489      7.6

  Income tax (expense)..........     (2,223)   (3.2)        (68)    (0.2)
                                    -------    ----     -------     ----
  Net earnings .................   $  3,114     4.6 %  $  2,421      7.4%
                                    =======    ====     =======     ====

  Net earnings per share - basic      $0.39               $0.37

  Net earnings per share - diluted    $0.38               $0.36

  Weighted average common shares
    Outstanding - basic.........      7,961               6,490

  Weighted average common shares
    Outstanding - diluted.......      8,172               6,793

       Net sales. Net sales of $68.2 million in the third quarter of 1998 increased $35.3 million, or 107.3%, from net sales of $32.9 million in the third quarter of 1997. The 1998 Acquisitions contributed $35.9 million to net sales in the quarter. The Company's remaining subsidiaries experienced a slight decrease in the third quarter of 1998 totaling $0.6 million. Net sales were down as a result of the Company's continuing effort to cutback or eliminate the sales of under performing products. In addition, sales as compared to the prior period were negatively impacted by the bankruptcy of several retailers during the fourth quarter of 1997 and the first quarter of 1998. Sales to such customers for the third quarter of 1997 totaled $0.9 million.

       Gross profit. Gross profit increased from $10.4 million in the third quarter of 1997 to $22.4 million in the third quarter of 1998 while gross profit margins increased from 31.6% in the third quarter of 1997 to 32.8% in the third quarter of 1998. The 1998 Acquisitions contributed $11.3 million to gross profit at a gross profit margin of 31.4%. Margins on the acquired businesses are currently less than the Company's other products due to existing levels of out sourced production, less than optimal capacity utilization and too many products. During the fourth quarter of 1998 and first half of 1999, management will be addressing these issues. Margins on other product lines increased between years as a result of the elimination of under performing products, new product introductions and decreasing raw material costs. Offsetting some of these margin improvements were competitive pricing pressures and unfavorable overhead absorption. Various competitors have reduced selling prices in an attempt to take market share. The Company has responded appropriately and believes it has maintained its share of market. However, maintaining market share has resulted in selected selling price reductions and reduced gross profit margins. Overhead absorption was lower than a year ago as a result of production cutbacks to reduce inventories. While this action unfavorably impacted the operating results, it had a very favorable impact on cash flow.

       Operating expenses. Operating expenses of $13.2 million in the third quarter of 1998 were up $6.4 million as compared to the third quarter of 1997. Operating expenses as a percent of net sales improved from 20.7% in the third quarter of 1997 to 19.4% in the third quarter of 1998. Excluding the impact of amortization, operating expenses as a percent of net sales improved from 20.0% in 1997 to 17.6% in 1998. Operating expense savings in the quarter were primarily obtained from reduced selling and marketing expenses related to the successful integration of the Selfix and Seymour selling and marketing functions. Administrative expenses, as compared to the prior period, increased due to the added expenses related to the 1998 Acquisitions.

       Interest expense.   Interest expense of  $3.9 million  in the  third
  quarter of 1998 increased $2.8 million from $1.1 million in the third quarter of 1997. The issuance of approximately $180.8 million of debt in connection with the 1998 Acquisitions caused the majority of the increased interest expense between periods. In addition, the Company issued $125.0 million of high yield notes in May, 1998 at a fixed interest rate of 9.625%, which is slightly higher than the Company's floating rate under its previous revolving credit agreement.

       Income tax expense. Income tax expense increased by $2.1 million to $2.2 million for the third quarter of 1998 from $0.1 million in the third quarter of 1997. Income tax expense increased because of a change in the Company's tax position. In 1997, the Company was able to use net operating loss carryforwards which effectively eliminated federal income tax expense. By the end of fiscal year 1997, the tax loss carryforwards had been fully utilized, as such, the Company is now in a tax paying position. The provision for the third quarter of 1998 included a provision for federal, state and foreign income taxes.

       Net earnings. The Company had net earnings of $3.1 million in the third quarter of 1998, or $0.38 per common share - diluted, based on 8,172,214 weighted average common shares outstanding. This compares to net earnings of $2.4 million in the third quarter of 1997, or $0.36 per common share - diluted, based on 6,792,850 weighted average common shares outstanding. The primary increase in weighted average common shares outstanding was the result of shares issued in connection with the Seymour Acquisition (1,320,700).

       As noted above, the Company's tax position has significantly changed since 1997. If the Company had been in a full tax paying position a year ago, diluted earnings per share would have been $0.22 as compared to the fully taxed earnings per share in 1998 of $0.38.

  Thirty-nine weeks ended September 26, 1998 compared to the thirty-nine weeks ended September 27, 1997

       The following discussion and analysis compares the actual results for the thirty-nine weeks ended September 26, 1998 to the actual results for the thirty-nine weeks ended September 27, 1997 with reference to the following (in thousands, except share and per share amounts; unaudited):

                                          Thirty-nine weeks ended
                                      September 26,       September 27,
                                          1998                1997
                                      ------------        -------------
  Net sales.....................  $175,637     100.0%  $97,636      100.0%
  Cost of goods sold............   118,435      67.4    68,007       69.7
                                   -------      ----    ------       ----
    Gross profit................    57,202      32.6    29,629       30.3
  Operating expenses............    34,501      19.7    20,045       20.5
                                   -------      ----    ------       ----
    Operating profit............    22,701      12.9     9,584        9.8

  Interest expense..............   (10,260)     (5.8)   (4,207)      (4.3)
  Other income..................       149       0.1       137        0.1
                                   -------      ----    ------       ----
    Earnings before income taxes    12,590       7.2     5,514        5.6

  Income tax (expense)..........    (5,201)     (3.0)     (271)      (0.2)
                                   -------      ----    ------       ----

  Earnings before extraordinary      7,389       4.2     5,243        5.4
  charge........................
  Extraordinary charge..........    (5,107)     (2.9)        -          -
                                   -------      ----    ------       ----
  Net earnings..................  $  2,282       1.3%  $ 5,243        5.4%
                                   =======      ====    ======       ====
  Earnings before extraordinary
  charge per share - basic.....    $  0.93              $ 1.04

  Earnings before extraordinary
  charge per share - diluted ..    $  0.89              $ 0.99

  Net earnings per share - basic   $  0.29              $ 1.04

  Net earnings per share - diluted $  0.28              $ 0.99

  Weighted average common shares
    Outstanding - basic.........     7,946               5,042

  Weighted average common shares
    Outstanding - diluted.......     8,257               5,275

       Net sales. Net sales of $175.6 million in 1998 increased $78.0 million, or 79.9% from net sales of $97.6 million in 1997. The 1998 Acquisitions contributed $84.9 million to net sales in the period. The Company's remaining subsidiaries experienced a decrease in 1998 totaling $6.9 million. Net sales were down primarily as a result of the Company's continuing effort to cutback or eliminate the sales of certain under performing products. Further impacting 1998 was a decline in juvenile products due to a $1.0 million one time promotional order in the second quarter of 1997. In addition, sales as compared to the prior period were negatively impacted by the bankruptcy of several retailers during the fourth quarter of 1997 and the first quarter of 1998. Sales to such customers for 1997 totaled $2.7 million as compared to $0.3 million in 1998.

       Gross profit. Gross profit increased from $29.6 million in 1997 to $57.2 million in 1998 while gross profit margins increased from 30.3% in 1997 to 32.6% in 1998. The 1998 Acquisitions contributed $26.8 million to gross profit at a gross profit margin of 31.6%. Margins on the acquired businesses are currently less than the Company's other products due to existing levels of out sourced production, less than optimal capacity utilization and too many products. During the fourth quarter of 1998 and first half of 1998, management will be addressing these issues. Margins on other product lines increased between years as a result of the elimination of under performing products, new product introductions and decreasing raw material costs. Offsetting some of these margin improvements were competitive pricing pressures and unfavorable overhead absorption. Various competitors have reduced selling prices in an attempt to take market share. The Company has responded appropriately and believes it has maintained its share of market. However, maintaining market share has resulted in selected selling price reductions. Overhead absorption was lower than a year ago as a result of production cutbacks to reduce inventories. While this action unfavorably impacted the operating results, it had a very favorable impact on cash flow.

       Operating expenses. Operating expenses of $34.5 million in 1998 were up $14.4 million as compared to 1997. Operating expenses as a percent of net sales improved from 20.5% in 1997 to 19.7% in 1998. Excluding the impact of amortization, operating expenses as a percent of net sales improved even more from 19.9% in 1997 to 17.9% in 1998. Operating expense savings in the period were primarily obtained from reduced selling and marketing expenses related to the successful integration of the Selfix and Seymour selling and marketing functions. Administrative expenses increased due to the added expenses related to the 1998 Acquisitions.

       Interest expense. Interest expense of $10.3 million in 1998 increased $6.1 million from $4.2 million in 1997. The issuance of $165 million of debt in connection with the 1998 acquisitions caused the majority of the increased interest expense between periods. In addition, the Company issued $125.0 million of high yield notes in May, 1998 at a fixed interest rate of 9.625%, which is slightly higher than the Company's floating rate under its previous revolving credit agreement.

       Income tax expense. Income taxes increased by $4.9 million to $5.2 million for 1998 from $0.3 million in 1997. Income tax expense increased because of a change in the Company's tax position. In 1997, the Company was able to use net operating loss carryforwards which effectively eliminated federal income tax expense. By the end of fiscal year 1997, the tax loss carryforwards had been fully utilized, as such, the Company is now in a tax paying position. The provision for the third quarter of 1998 included a provision for federal, state and foreign income taxes.

       Earnings before extraordinary charge. Earnings before extraordinary charge increased to $12.6 million in 1998 from 1997 earnings of $5.5 million. Diluted earnings per share before extraordinary charge for the thirty-nine weeks ended September 26, 1998 were $0.89 per common share based on 8,257,320 weighted average common shares outstanding as compared to diluted earnings per share before extraordinary charge for the thirty-nine weeks ended September 27, 1997 of $0.99 per common share based on
  5,275,436 weighted average common shares outstanding. The increase in weighted average common shares outstanding was the result of a public stock offering in July, 1997 (2,280,000 new shares issued) and shares issued in connection with the Seymour Acquisition (1,320,700).

       As noted the above, the Company's tax position has significantly changed since 1997. If the Company had been in a full tax paying position a year ago, diluted earnings per share before extraordinary charge would have been $0.63 as compared to the fully taxed earnings per share in 1998 of $0.89.

       Extraordinary charge. An extraordinary charge, net of tax, for the early retirement of debt of $5.1 million, or $0.61 per common share - diluted was recorded in 1998. To fund the Seymour Acquisition, increased financing facilities were obtained to replace and augment existing facilities as of December 27, 1997, requiring the write-off of $1.7 million, net of tax, of capitalized costs incurred to obtain the replaced credit facilities. In addition, in May, 1998 the Company refinanced its existing debt and incurred an extraordinary charge of $3.4 million, net of tax, for the write-off of previously capitalized costs relating to the 12/30/97 Credit Agreement as well as penalties for early repayment of debt.

       Net earnings. The Company had net earnings in 1998 of $2.3 million, or $0.28 per common share - diluted, based on 8,257,320 weighted average common shares outstanding. This compares to net earnings in 1997 of $5.2 million, or $0.99 per common share - diluted, based on 5,275,436 weighted average common shares outstanding.

  Capital Resources and Liquidity

       Cash and cash equivalents at September 26, 1998 were $6.3 million as compared to $0.6 million at December 27, 1997. Working capital increased $28.1 million, or 339%, to $36.4 million at September 26, 1998. The increase in working capital is a result of the 1998 Acquisitions. Cash provided by operating activities was $13.9 million for the thirty-nine week period. During the thirteen-week period ended September 26, 1998, the Company generated positive cash flow of $9.3 million (excluding the additional debt required to fund third quarter acquisitions).

       In the third quarter of 1998 the Company added Term debt totaling $50 million and increased their borrowings under the $100.0 million senior revolving credit facility by $38.2 million. At September 26, 1998, the Company had total short and long term debt outstanding of $223.5 million and unused availability under the revolving credit facility of $52.0. During the fourth quarter of 1998, $1.6 million of debt will come due.

       The Company's capital spending needs in 1998 are expected to be between $12.0 and $14.0 million. Most of the spending relates to new injection molding presses to expand existing capacity and to replace old, inefficient machines. The replacement machines are expected to reduce manufacturing cycle times and ongoing maintenance costs. In addition, the Company exercised an option in the first quarter of 1998 to purchase the leased manufacturing and warehouse facility in Missouri at an approximate cost of $1.4 million. The Company expects to spend between $4.0 and $6.0 million in the fourth quarter primarily for the set up of the Company's Tenex manufacturing facility in Chicago. Where possible, management will pursue alternative means of financing such as capital leases and other purchase money transactions. In addition, operating leases will be pursued to the extent they represent attractive economic alternatives.

       The Company believes its financing facilities together with its cash flow from operations will provide sufficient capital to fund operations, make the required debt repayments and meet the anticipated capital spending needs.

  Year 2000 Compliance

       Many currently installed computer systems and software products are coded to only accept two-digit entries in the date code field and can not distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

       State of readiness. The Company is in the process of finalizing its evaluation of the Year 2000 readiness (the "Project") of its information technology systems ("IT") and its non IT Systems, ("Non IT") such as building security, heating and cooling, telephones, voicemail, and other similar items. The Company currently anticipates that the Project will cover the following phases: (i) identification of all IT and non IT systems, (ii) assessment of the repair or replacement requirements, (iii) repair or replacement, (iv) testing, (v) implementation and (vi) creation of contingency plans in the event of year 2000 failures. The Company is scheduled to have reached Year 2000 compliance for all IT and non IT Systems prior to December 1999.

       The Company is also working with its major suppliers and customers to determine whether the year 2000 problem will have an adverse effect on the Company's relationships with them. The Company does not control its suppliers or customers, and relies on a variety of utilities, telecommunication companies, banks and other suppliers in order to continue its business. There is no assurance that such parties will not suffer a year 2000 business interruption, which, could have a material adverse effect on the Company's financial condition and its results of operations.

       Costs. To date, the Company has not incurred significant expenditures in connection with the identification and evaluation of the Year 2000 compliance issues. Management estimates that the Year 2000 compliance costs will be approximately $.25 million to $.75 million.
  Funds for the Year 2000 compliance will be obtained from current operations or the Company's revolving credit facility.

       Contingency plan. The Company has not yet finalized its Year 2000 contingency plan. The Company intends to finalize its contingency plan prior to December 1999. In addition, if further year 2000 compliance issues are discovered, the Company will evaluate the need for one or more contingency plans relating to such issues.

  Outlook

       The outlook section contains a number of forward-looking statements which are based upon current expectations. Actual results may differ materially. These statements do not take into account the potential effects of future mergers or acquisitions.

       Earnings in the fourth quarter are expected to be below the earnings levels achieved in the second and third quarters. This is due to seasonality factors particularly in the laundry care product lines. The 1998 Acquisitions will cause a change in the historical earnings patterns of the company. As a result, the Company will be a strong performer in the second and third quarters with reduced profit levels in the first and fourth quarters. Management expects that 70-75% of its annual profits will be earned in the second and third quarters as compared to the 58% that was earned in the same quarters in 1997. As a result of the changes in seasonality, earnings per share in the fourth quarter are expected to be less than last year's fully taxed results of $0.18 per diluted share.

       In addition, the acquisitions of Tenex and Prestige Plastics are not expected to be accretive to earnings in 1998 although they will provide additional sales and market penetration in the fourth quarter.

       Fourth quarter 1998 margins are expected to decline from the third quarter. This is due to seasonality issues as well as the impact of the newly acquired Tenex and Prestige Plastics product lines. The acquired product lines have lower margins than the Company's other storage and laundry care products. The lower margins are a result of outsourcing arrangements, excess productive capacity and market conditions. During the fourth quarter of 1998 and first half of 1999, management will be determining and implementing strategic initiatives to address these
  issues.       Such  initiatives  will   include  reconfiguring   existing
  manufacturing capacity to increase production, balancing production among facilities to encourage better utilization, adding capacity and warehouse space in Chicago and selected product line reductions. This will result in a reduction of out sourced product as well as reduced manufacturing costs. These actions are expected to favorably impact gross product margins by the second half of 1999.

       During the fourth quarter of 1998 and all of 1999, management expects to see the continuation of competitive pricing pressures begun during the third quarter. Management expects to vigorously contest such pressures and to maintain its market position. Such competitive threats, however, are expected to erode some of the margin gains the Company expects to make through the cost reduction efforts discussed above. Plastic resin costs are expected to remain at current levels through the fourth quarter. Although this will help control costs, it will not necessarily result in improved margins due to the competitive nature of the current market place.

       Management  will  continue  to  evaluate  opportunities  to   reduce
  operating expenses, particularly in regard to the most recent acquisitions. Part of the Company's acquisition strategy is to combine selling, marketing and administrative functions where appropriate. This is an ongoing effort.

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

       The Company, consistent with its acquisition strategy, acquired Prestige from Newell Co. and the certain assets (inventory and molds) comprising Tenex Corporation's consumer product storage line in the third quarter of 1998. Management estimates that both transactions will be accretive to earnings in 1999 and that the addition of these businesses to the Company's existing subsidiaries will result in combined revenues of approximately $300 million in 1999. The addition of these entities and their respected brands reaffirms the Company's commitment to leading the consolidation in its industry by building a portfolio of companies with established positions in the mass market channels.

  PART II. Other Information

  ITEM 6.  Exhibits and Reports on Form 8-K

        (a)       Exhibits

         Exhibit
         Number    Description
         ------    -----------
          2.1      Asset  Purchase and  Sale  Agreement among  Plastics,
                   Inc and Home Products  International, Inc. and Newell
                   Co.  dated as  of  July 31,  1998.   Incorporated  by
                   Reference to Form 8-K/A filed on November 6, 1998.

          2.2 Asset Purchase Agreement among Tenex Corporation, and Home Products International, Inc., dated July 24, 1998.

          10.1 $150,000,000 Amended and Restated Credit Agreement among Home Products International, Inc. as Borrower, the Several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent dated September 8, 1998. Incorporated by Reference to Form 8-K/A filed on November 6, 1998.

          10.2 Assignment and Assumption Agreement by and between Home Products International, Inc. and Prestige Plastics, Inc. Incorporated by Reference to Form 8-K/A filed on November 6, 1998.

          27.1 Financial Data Schedule (only filed electronically with the SEC).

        (a)       Reports on Form 8-K.

           (1) On September 3, 1998 the Registrant filed a Form 8-K to report the acquisition of certain assets from Tenex Corporation. No financial statements were included in the filing.

           (2) On September 23, 1998 the Registrant filed a Form 8-K to report the acquisition of assets from Newell Co. No financial Statements were included in this filing, as it was impractical to provide financial statements at that time. Form 8-K/A was filed on November 6, 1998 so as to include the required financial statements.

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



  Dated:  November 10, 1998