Form 10-K
period 1998-12-26
HOME PRODUCTS INTERNATIONAL INC
filed 1999-03-25
CIK 814457

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

  (MARK ONE)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FIFTY TWO WEEKS ENDED DECEMBER 26, 1998

                                           OR

     [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-17237
                             ---------------------

                       HOME PRODUCTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its Charter)

                             ---------------------

                   DELAWARE                                      36-4147027
(State or other jurisdiction of incorporation
               or organization)                     (I.R.S. Employer Identification No.)
            4501 WEST 47TH STREET
              CHICAGO, ILLINOIS                                    60632
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number including area code (773) 890-1010.
          Securities registered pursuant to Section 12(g) of the Act:

            NAME OF EACH EXCHANGE
             ON WHICH REGISTERED                            TITLE OF EACH CLASS
            ---------------------                           -------------------
                    None                          Common Stock, Par Value $0.01 Per Share

        Securities registered pursuant to Section 12(b) of the Act: None

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

     Shares of common stock, par value $0.01 outstanding at February 11, 1999 -7,638,961. Aggregate market value of such shares held by non-affiliates as of that date - $64,306,128.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Home Products International, Inc. definitive proxy statement dated April 19, 1999 for the 1999 Annual Meeting ("Proxy Statement") -- Part III

================================================================================

                                     PART I
ITEM 1. BUSINESS

  (a) General Development of Business

     Home Products International, Inc. (the "Company" or "HPI") through its wholly owned subsidiaries designs, manufactures and markets a broad range of quality consumer houseware products. The Company is a leading supplier to large national retailers of value-priced: general storage products, food storage products, laundry management products, bathware products, closet storage products, juvenile products and disposable servingware products. The Company holds a significant market share in the United States in each of its key product categories. The Company's products are sold in the United States through most of the large national retailers, including Wal-Mart, Sam's Club, Target, Kmart, Home Depot, Toys 'R Us, Walgreens and Bed Bath & Beyond. The Company generated $252.4 million in net sales for 1998, which makes HPI one of the largest companies in the fragmented U.S. consumer housewares industry.

     The Company is the parent to several operating subsidiaries and includes the following wholly owned subsidiaries added in 1998: Seymour Housewares Corporation an Indiana corporation ("Seymour") and Prestige Plastics, Inc. a Minnesota corporation ("Prestige"). Prestige was the company created to facilitate the acquisition of assets and the assumption of certain liabilities comprising the businesses of Anchor Hocking Plastics ("AHP") and Plastics, Inc. ("PI") from Newell Co.

     On February 18, 1997, the Company became the holding company for, and successor registrant under the Securities Exchange Act of 1934 (the "Exchange Act") to, Selfix, Inc. ("Selfix") and Selfix became a wholly owned subsidiary of the Company through a holding company reorganization under the General Corporation Law of Delaware. Where the context requires, certain references to the "Company" are to Home Products International, Inc., in its capacity as a holding company, or to Selfix prior to the holding company reorganization. The holding company structure is intended to provide a framework that will accommodate future growth from internal operations, acquisitions, and joint ventures, while providing for greater administrative and operational flexibility.

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

     Once the restructuring was completed, the Company began to aggressively pursue a strategy of disciplined growth through acquisitions. The following table presents significant acquisitions within fiscal 1997 and 1998.

                           ENTITY                               DATE ACQUIRED
                           ------                             ------------------
Tamor Plastics Corporation and its affiliated product
  distribution company Houseware Sales, Inc.................   January 1, 1997
Seymour Sales Corporation and its wholly owned subsidiary
  Seymour Housewares Corporation............................  December 30, 1997
Tenex Corporation's consumer product storage line...........   August 14, 1998
Prestige Plastics, Inc. (AHP and PI)........................  September 8, 1998

TAMOR ACQUISITION

     Effective January 1, 1997, the Company acquired Tamor Plastics Corporation, a privately held company founded in 1947, and its affiliated product distribution company, Houseware Sales, Inc. (the "Tamor

Acquisition"). Tamor Plastics Corporation and Houseware Sales, Inc. have been merged to form Tamor Corporation, a Massachusetts corporation and are collectively referred to herein as "Tamor". Tamor designs, manufactures and markets quality plastic housewares products within the general storage, closet storage and juvenile product categories.

SEYMOUR ACQUISITION

     Effective December 30, 1997, the Company acquired Seymour Sales Corporation and its wholly owned subsidiary, Seymour Housewares Corporation, (collectively, "Seymour"), a privately held company originally founded in 1942 (the "Seymour Acquisition"). Seymour is a leading designer, manufacturer, and marketer of consumer laundry care products. Seymour produces a full line of ironing boards, ironing board covers and pads, numerous laundry related accessories and certain juvenile products.

TENEX ASSET ACQUISITION

     Effective August 14, 1998 the Company acquired certain assets (inventory and molds) which comprised Tenex Corporation's consumer product storage line (the "Tenex Asset Acquisition"). This product line consisted of plastic storage bins and containers, rolling carts and stacking drawer systems and was acquired for $16.4 million in cash. This product line is included in the general storage products category.

NEWELL ASSET ACQUISITION

     Effective September 8, 1998 the Company acquired the assets and assumed certain liabilities comprising the businesses of AHP and PI, and is referred to herein as the "Newell Asset Acquisition". AHP is a leading supplier of food storage containers and PI is a leading supplier of disposable plastic servingware. The Newell Asset Acquisition was completed for $78.0 million in cash.

CONSOLIDATION STRATEGY

     The Company plans to take advantage of consolidation opportunities in the housewares industry, a large market comprised of a highly fragmented supplier base. To provide complete product lines to national retailers, suppliers of housewares products have begun to consolidate. The Company believes that there are numerous excellent acquisition candidates because the suppliers of consumer houseware products are highly fragmented with no single supplier accounting for more than 10% of the total sales. The Company believes it is well-positioned to pursue its strategy of growth through acquisitions given its access to the capital markets and its increased visibility from its acquisitions.

     To improve margins and operating efficiencies, the Company believes large national retailers are continuing to reduce their number of suppliers of housewares products. These retailers are forming key partnerships with suppliers that can provide complete product lines within product categories, profitable fast-turning products, timely delivery and merchandising support. With its numerous product lines and strong relationships with these retailers, the Company believes it is well positioned to continue to meet their needs.

     The Company intends to aggressively pursue a strategy of disciplined growth through acquisitions. By consolidating product lines and channels of distribution through acquisitions, the Company has successfully found tremendous cost-saving synergies among its acquired companies. The Company believes it can successfully gain market share and increase sales in all of its key product categories.

  (b) Financial information about segments.

     Based upon the requirements of Statement of Financial Accounting Standards ("SFAS") No. 131, management of the Company has determined that HPI operates within in a single segment -- Housewares. As such, the required information for this section is contained in the Consolidated Financial Statements as included in Part II, Item 8 of this Form 10-K.

  (c) Narrative description of business.

HOUSEWARES SEGMENT PRODUCTS--HISTORICAL GROSS SALES BY PRODUCT CATEGORY

     The following table sets forth the amounts and percentages of the Company's historical gross sales by product categories within the housewares segment for the periods indicated. As a result of realignment of the Company's product categories in 1998, certain prior year amounts have been reclassified (in thousands except %).

                                              1998               1997               1996
                                         ---------------    ---------------    --------------
                                          SALES       %      SALES       %      SALES      %
                                         --------    ---    --------    ---    -------    ---
General storage......................    $ 58,837     21%   $ 47,275     34%   $    --     --%
Food storage.........................      13,053      5%         --     --         --     --%
Closet storage.......................      38,109     14%     46,390     34%        --     --%
Laundry management...................     100,671     37%         --     --         --     --%
Bathware.............................      26,686     10%     24,428     18%    24,006     59%
Juvenile.............................      15,780      6%     11,652      8%     7,369     18%
Servingware..........................      12,584      4%         --     --         --     --%
Shutters.............................       8,252      3%      8,385      6%     9,457     23%
                                         --------           --------           -------
          Total Gross Sales..........    $273,972    100%   $138,130    100%   $40,832    100%
Allowances...........................     (21,543)            (8,806)           (2,632)
                                         --------           --------           -------
          Total Net Sales............    $252,429           $129,324           $38,200
                                         ========           ========           =======

     General storage products. The Company offers a variety of plastic storage containers, rolling carts and stacking drawer systems. The storage containers range in size from shoe boxes to jumbo (48 gallon) totes, and include specialty containers sold during the winter holiday season. Storage containers contain a variety of product attributes, including removable wheels and dome-top lids, which increase storage capacity. The rolling carts and stacking drawer systems come in a wide range of sizes and number of shelving units.

     Food storage products. This is a new product category which was acquired in 1998. The primary products sold within this group are StowAways(R), Pop-Top Storables(R), and Klear Stor(R) and Klear Por(R). All products are approved for use in contact with food by the United States Food & Drug Administration. The StowAway(R) line includes 34 individual food storage products each consisting of a clear base and a colored lid. StowAways(R) are primarily sold in value packs ranging in size from two to thirty-six piece sets. Pop-Top-Storables(R) products consist of a clear rigid base and a color lid with a patented "pop top" button to the side. The unique look of the base and the patented lid differentiate the line from the competition. Pop-Top-Storables(R) are sold in value packs ranging from two to sixty piece sets. Klear Stor(R) and Klear Por(R) are plastic storage products that are clear like glass. There are over 30 variations of these products within the Company's catalog ranging in sizes from eight ounces to one gallon.

     Closet storage products. This category is primarily comprised of plastic clothes hangers. Due to the commodity nature of the hanger business, margins in this category are inherently lower, while unit volumes are substantially higher. Management believes that the Company has a leading U.S. market share in plastic clothes hangers, and that its broad product offering gives it a competitive advantage over other hanger manufacturers. Also included in this category are other plastic organizers, closet and clothing organization products.

     Laundry management products. The Company offers a significant variety of ironing boards (approximately 185 individual SKU's) and management believes that the Company commands a majority of the U.S. market share. Key products in this category include the EasyBoard (perforated board), SureFoot (vented, four-leg board), ReadyPress (over-the-door) and IP2000 (vented, four-leg with hanger rack). The Company is also the leading manufacturer of ironing board covers and pads, and also holds a majority of the U.S. market share. The Company offers a variety of different types of covers and pads in a multitude of different designs that fit not only its own ironing boards, but all regular size boards. The Company's covers are known for their scorch resistance and it is the only company that sells ironing board covers with 3M Scotchguard protection.

Additionally, the Company is a leading U.S. producer of laundry accessories. Key products within this category include: wood and metal drying racks, laundry bags, hampers and sorters, clotheslines, and clothes pins.

     Bathware products. The Company markets a broad line of value-priced plastic bath accessories and organizers. These include shower organizers, towel bars, soap dishes, shelves, portable shower sprays, and fog-free shower mirrors. The Company believes it is a leading producer of opening price-point plastic bath accessories. In addition, this product category also includes the Company's complete line of over 150 hooks, primarily made of plastic, the majority of which are self-adhesive. Augmenting the plastic hook line is a line of metal picture hooks, sold to the same customer base.

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

     Servingware products. This is a new product category which was acquired in 1998. Products in this category include a wide range of upscale, plastic disposable beverage and food servingware product lines. The primary products are Scrollware(R), Prestige(R) and Beverageware(TM). Scrollware(R) consists of clear plastic plates, bowls, trays and mugs. The products are clear to resemble crystal and are etched with a baroque design. Prestige(R) products include plates, bowls, tray and drinkware in three colors; white, black and clear. Beverageware(TM) products are offered in a variety of shapes and sizes, and come in three colors; clear, red and green. Each of the products are targeted at price points above paper, foam and thermofoam plastic alternatives, but below glass and china options.

     Shutters products. Through Shutters, Inc. the Company marketed a unique line of plastic exterior shutters to the construction trades and consumer home improvement catalogs. Effective December 27, 1998, the Company sold Shutters, Inc. to an investment group led by Shutters' management.

DEPENDENCE UPON A SINGLE CUSTOMER OR FEW CUSTOMERS

     The Company is dependent upon a few customers for a large portion of its revenues. In 1998 and 1997 two customers each accounted for more than 10% of consolidated net sales. The Company's top two customers, Wal-Mart and Kmart, accounted for 18.5% and 12.1% of net sales respectively in 1998. These same two customers accounted for 15.7% and 10.1% respectively in 1997. The loss of one of these customers could have a material effect on the Company. No other customer accounted for more than 10% of consolidated net sales in 1998 or 1997.

MARKETING AND DISTRIBUTION

     The Company's products are sold through national and regional discounters, hardware/home centers, food/drug stores, juvenile stores, specialty stores and to hotels. The Company sells directly to major retail customers through its sales management personnel and through manufacturers' representatives.

     Management believes that one of its greatest opportunities is to fully leverage the Company's long-standing relationships with these customers to gain additional market share in its core product lines and to successfully introduce new and enhanced product lines.

     The Company's primary marketing strategy is to design innovative products with consumer features and benefits, and focus on marketing the product to its retail selling partners. Management believes that one of its competitive advantages is prompt and reliable product delivery of value-priced high-volume products, allowing its retail partners to maintain minimal inventories. The Company believes that the customer specific merchandising programs it offers enable retailers to achieve a higher return on its products than the products of many of its competitors. To that end, the Company provides its customers with a variety of retail support services, including customized merchandise planogramming, small shipping packs, point-of-purchase displays, Electronic-Data-Interchange (EDI) order transmission, and just-in-time (JIT) product delivery.

     The Company's marketing efforts also include advertising, promotional and differentiated packaging programs. Promotions include cooperative advertising, customer rebates targeted at the Company's value added feature products and point-of-purchase displays.

PRODUCT RESEARCH AND DEVELOPMENT

     The Company's Product Research and Development department uses computer-aided design (CAD) systems to enhance its product development efforts. Although the Company's historical accounting records do not separately present research and development expenses, the Company estimates that for 1998, 1997 and 1996, expenses associated with research and development were $0.7 million, $0.4 million and $0.3 million respectively.

FOREIGN AND EXPORT SALES INFORMATION

     The Company's 1998 sales outside the United States accounted for approximately 6% of its total net sales. Sales to Canada accounted for 3% of the Company's net sales in 1998.

SEASONALITY

     Sales of the Company's houseware products are generally higher in the second and third quarter of the calendar year. This seasonality is primarily attributable to the spring/summer wedding season, increased home buying/building during the spring/summer months, and the back to school season. Laundry management products, general and food storage products are gifts typically given at bridal showers which are mostly held during the spring/summer wedding season. The surge in home buying/building during the spring/summer months increases the demand for new houseware products which further explains the seasonality of the Company's houseware products. Finally, the back-to-school season, including college students moving out of the house for the first time also contributes to an increase in demand for the Company's houseware products during the second and third quarters. Additionally, sales of servingware products tend to be higher in the third and fourth quarters due to holiday events in November and December.

COMPETITION

     The housewares industry is highly fragmented and management believes that no single supplier accounts for more than 10% of total market sales. The Company competes with a significant number of companies, some which have greater name-brand recognition, larger customer bases and/or significantly greater resources than the Company. The Company's key competitors include Newell Rubbermaid and Sterilite. There are no regulatory or other barriers to entry of new competitors into the Company's markets. To provide complete product lines, suppliers of housewares products have begun to consolidate. Accordingly, the Company believes that it is well positioned to pursue its strategy of growth through acquisitions.

     The Company believes that large national retailers are continuing to reduce the number of suppliers of housewares products with which they do business to improve margins and operating efficiencies. These retailers are forming key relationships with suppliers that can provide complete product lines within product categories, profitable fast-turning products, timely delivery and merchandising support. With its numerous product lines and strong relationships with these retailers, the Company believes that it is well positioned to continue to meet their needs.

PATENTS, TRADEMARKS AND LICENSES

     Subsidiaries of the Company own a number of trademarks and patents relating to various products and manufacturing processes. The Company believes that in the aggregate its patents enhance its business, in part by discouraging competitors from adopting patented features of its products. The Company believes; however, that there are no patents, trademarks or licenses material to its business.

RAW MATERIALS AND PRODUCTION

     The Company manufactures the majority of its products at its various manufacturing facilities in the United States and Mexico. In certain instances the Company has contracted with outside custom molders to produce various plastic products due to capacity and or time constraints.

     The primary raw material used in the Company's plastic injection molding operations is plastic resin, primarily polypropylene. Resin is a spot commodity with pricing parameters tied to supply and demand characteristics beyond the Company's control. The Company does not purchase its plastic resin directly from manufacturers but rather is able to buy through brokers in a secondary market. This enables the Company to buy at a discount. Plastic resin is utilized by a number of different industries, many of which are quite different from the Company's housewares business. For example, the automobile and housing industries are very large users of plastic resin. As such, demand changes in the automobile industry or the number of new housing starts can have an impact on plastic resin pricing.

     There is no futures market for plastic resin. As such, the Company cannot lock in its costs without purchasing significant quantities beyond its immediate manufacturing needs. Management has determined that it will purchase resin in quantities that best fit its manufacturing needs and ability to store such purchases.

     The primary raw materials used in the Company's laundry management operations are cold rolled steel and greige fabric. The Company purchases approximately 25,000 tons of cold rolled steel annually, typically at spot prices. Greige fabric, purchased from brokers, is a cotton based product, with pricing tied to the world cotton markets. Purchases of greige fabric approximate 7 million yards annually.

     The Company's production processes utilize automated machinery and systems where appropriate. Certain laundry management facilities employ the use of an automated manufacturing production line to produce ironing boards. Additionally, automated cutting and layout machines are used to maximize the usage of greige fabric. The Company also performs all printing and coating of the ironing board covers and pads in-house.

ENVIRONMENT

     An environmental report obtained in connection with the Tamor Acquisition indicated that certain remedial work relating to ground contamination of Tamor's Leominster, Massachusetts facility was required. The former shareholders of Tamor placed $1.1 million in escrow to pay for, among other things, any required remediation at the Leominster facility. The Company has completed certain remediation projects at the Leominster facility as of December 26, 1998. Although there can be no assurances, the Company believes that the costs that may be required in the future plus the amount incurred already will not exceed the amount in escrow.

     Except as described above, the Company believes that compliance with federal, state or local provisions relating to protection of the environment is not expected to have a material effect on the Company's capital expenditures, earnings or competitive position.

EMPLOYEES

     As of December 26, 1998, the Company employed approximately 1,465 persons in the United States and Mexico. Approximately 81 are hourly employees at its Leominster, Massachusetts facility, covered by a collective bargaining agreement which expires in March, 1999; 100 are hourly employees at its Chicago, Illinois facilities, covered by a collective bargaining agreement which expires in January, 2001; 262 are hourly employees at its Reynosa, Mexico facility covered by a collective bargaining agreement which expires in December, 1999; and 200 are hourly employees at its Eagan, Minnesota facility covered by a collective bargaining agreement which expires in November 2000.

     The Company utilizes the services of approximately 535 temporary workers in its injection molding operations for assembly and in certain warehouses.

ITEM 2. PROPERTIES

     The Company maintained facilities with an aggregate of 2,326,500 square feet of space, and considers all of its facilities to be in good operating condition. Currently, all of the Company's manufacturing facilities are operating at or near full capacity. The following table summarizes the principal physical properties, both owned and leased, used by the Company in its operations:

                                                                         SIZE (SQUARE
             FACILITY                              USE                      FEET)       OWNED/LEASED
             --------                              ---                   ------------   ------------
Fitchburg, MA.....................  Distribution                            220,000       Leased
Fitchburg, MA.....................  Storage                                 100,000       Leased
Leominster, MA....................  Manufacturing                           100,000       Owned
Leominster, MA....................  Sales Office                             17,000       Leased
Leominster, MA....................  Storage                                 120,000       Leased
Louisiana, MO.....................  Manufacturing/Distribution              340,000       Owned
Thomasville, GA...................  Manufacturing/Distribution               45,000       Owned
Elk Grove Village, IL.............  Manufacturing/Distribution Storage      100,000       Leased
Chicago, IL.......................  Manufacturing/Distribution Storage      186,000       Leased
Chicago, IL.......................  Storage/Distribution                    113,500       Leased
Mooresville, NC...................  Manufacturing/Distribution              270,000       Owned
McAllen, TX.......................  Administration/Distribution               5,000       Leased
Reynosa, Mexico...................  Manufacturing                            30,000       Owned
Reynosa, Mexico...................  Storage                                  13,000       Leased
Seymour, IN
  Corporate.......................  Corporate administration                 10,000       Owned
  East Plant......................  Manufacturing                            70,000       Owned
  West Plant......................  Manufacturing/Distribution Storage      132,000       Owned
  Logistics Center................  Storage/Distribution                    105,000       Owned
  Logistics Center................  Storage/Distribution                    100,000       Leased
Eagan, MN.........................  Manufacturing/Distribution Storage      125,000       Leased
Coon Rapids, MN...................  Manufacturing/Distribution Storage       75,000       Owned
Coon Rapids, MN...................  Storage                                  50,000       Leased

ITEM 3. LEGAL PROCEEDINGS

     A subsidiary of the Company was notified in early 1997, that it has been named co-defendants, along with an unrelated third party, in a product liability/personal injury suit. The suit sought $7.0 million in total damages, one-half from each defendant.

     In early 1999 the Company was notified that the suit against the Company has been dismissed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, and their respective ages and principal positions as of February 11, 1999, are as follows:

NAME                                         AGE                    POSITION
----                                         ---                    --------
James R. Tennant...........................  46    Chairman of the Board and Chief Executive
                                                     Officer
James E. Winslow...........................  44    Executive Vice President, Chief Financial
                                                   Officer and Secretary

     James R. Tennant joined the Company as Chairman of the Board and Chief Executive Officer in April, 1994. Mr. Tennant was elected a Director of the Company in December, 1992 and was a member of the Company's Compensation Committee until April, 1994. From 1982 to 1994, Mr. Tennant was Division President of True North Communications, an international marketing services company.

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

     Officers serve at the discretion of the Board of Directors, except as provided in the employment agreement of Mr. Tennant.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on The NASDAQ National Market(SM) under the symbol "HPII". The Company believes that as of February 11, 1999 there were 275 holders of record and in excess of 1,000 beneficial holders of the Company's common stock.

     The Company has never paid a cash dividend on its common stock and currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business.

     The following table sets forth for the periods indicated the high and low sales prices for the Common Stock as reported on The NASDAQ National Market(SM). The prices reported reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

                                                            HIGH        LOW
                                                           ------      ------
Fifty-two weeks ended December 26, 1998:
  First Quarter..........................................  $16.50      $10.75
  Second Quarter.........................................  $16.63      $10.00
  Third Quarter..........................................  $11.69      $ 8.00
  Fourth Quarter.........................................  $10.75      $ 6.88
Fifty-two weeks ended December 27, 1997:
  First Quarter..........................................  $12.75      $ 8.00
  Second Quarter.........................................  $11.19      $ 9.38
  Third Quarter..........................................  $15.88      $ 9.75
  Fourth Quarter.........................................  $14.75      $10.25

WARRANTS

     On February 27, 1997, the Company issued to General Electric Capital Corporation ("GECC") a warrant to purchase 79,204 shares of HPII Common Stock at a purchase price of $5.80 per share. The warrant became exercisable on August 1, 1997, and terminates on February 27, 2007. The warrant was issued in connection with the February 27, 1997 credit agreement between the Company and GECC. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. See Note 9 to the Company's Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

                                                              FISCAL YEAR
                                         -----------------------------------------------------
                                           1998        1997       1996       1995       1994
                                         --------    --------    -------    -------    -------
                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales..............................  $252,429    $129,324    $38,200    $41,039    $40,985
Cost of goods sold.....................   169,213      88,888     22,992     25,678     25,587
                                         --------    --------    -------    -------    -------
          Gross profit.................    83,216      40,436     15,208     15,361     15,398
Operating expenses.....................    52,566      27,688     13,843     17,385     18,185
Restructuring charge...................        --          --         --      2,051      1,701
                                         --------    --------    -------    -------    -------
          Operating profit (loss)......    30,650      12,748      1,365     (4,075)    (4,488)
Interest expense.......................    15,332       5,152        707        896        999
Other income (expense), net............        33          70        148        688       (295)
                                         --------    --------    -------    -------    -------
Earnings (loss) before income taxes and
  extraordinary charge.................    15,351       7,666        806     (4,283)    (5,782)
Income tax expense (benefit)...........     6,601         346         --       (273)       221
                                         --------    --------    -------    -------    -------
Net earnings (loss) before
  extraordinary charge.................  $  8,750    $  7,320    $   806    $(4,010)   $(6,003)
                                         ========    ========    =======    =======    =======
Net earnings (loss) before
  extraordinary charge per common
  share-basic..........................  $   1.11    $   1.35    $  0.21    $ (1.11)   $ (1.70)
                                         ========    ========    =======    =======    =======
Net earnings (loss) before
  extraordinary charge per common
  share-diluted........................  $   1.07    $   1.29    $  0.21    $ (1.11)   $ (1.70)
                                         ========    ========    =======    =======    =======

                                                               AS OF FISCAL YEAR END
                                                  ------------------------------------------------
                                                    1998      1997      1996      1995      1994
                                                  --------   -------   -------   -------   -------
                                                                   (IN THOUSANDS)
BALANCE SHEET AND CASH FLOW DATA:
Working capital.................................  $ 27,677   $ 8,263   $ 7,152   $ 6,712   $11,026
Property, plant and equipment, net..............    60,200    28,380     7,934     8,453    10,466
Intangible assets...............................   181,952    29,391     2,527     2,693     1,536
          Total assets..........................   340,043    99,343    24,705    24,976    30,761
Long-term obligations (less current
  maturities)...................................   219,536    30,700     6,184     7,022     9,421
Stockholders' equity............................    58,001    42,216    11,709    10,847    13,623
Cash provided by operating activities...........    20,693       878     1,823     2,575     2,027

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company reports on a 52-53 week year ending on the last Saturday of December. References to the fiscal years 1998, 1997 and 1996 are for the fifty-two weeks ended December 26, 1998, December 27, 1997 and December 28, 1996.

1998 ACQUISITIONS

     The Company made three acquisitions in its 1998 fiscal year (all three combined are referred to herein as the "1998 Acquisitions") and the actual operating results from each acquisition have been combined with the Company's since their respective acquisition date.

     Effective December 30, 1997 the Company acquired all of the outstanding common stock of Seymour Sales Corporation and its wholly owned subsidiary, Seymour Housewares Corporation (collectively, "Seymour"), a leading designer, manufacturer and marketer of consumer laundry care products. Seymour manufactures and markets a full line of ironing boards, ironing board covers and pads and numerous laundry related accessories. Seymour was acquired for a total purchase price of $100.7 million, consisting of $16.4 million in cash, $14.3 million in common stock (1,320,000 shares) and the assumption of $70.0 million of debt.

     Effective August 14, 1998 the Company acquired certain assets (inventory and molds) which comprised Tenex Corporation's consumer product storage line (the "Tenex Asset Acquisition"). This product line consisted of plastic storage bins and containers, rolling carts and stacking drawer systems. The Tenex Asset Acquisition was completed for $16.4 million in cash.

     Effective September 8, 1998 the Company acquired assets and assumed certain liabilities from Newell Co. (consisting of the businesses of Anchor Hocking Plastics ("AHP") and Plastics, Inc ("PI") and are referred to herein as the "Newell Asset Acquisition"). AHP is a leading supplier of food storage containers and PI is a leading supplier of disposable plastic servingware. The Newell Asset Acquisition was completed for $78.0 million in cash.

FISCAL YEAR 1998 AS COMPARED TO FISCAL YEAR 1997

     The following discussion and analysis compares the actual historical results of 1998 and 1997:

                                                     FIFTY-TWO WEEKS ENDED     FIFTY-TWO WEEKS ENDED
                                                       DECEMBER 26, 1998         DECEMBER 27, 1997
                                                     ----------------------    ----------------------
                                                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Net sales..........................................   $252,429      100.0%      $129,324      100.0%
Cost of goods sold.................................    169,213       67.0%        88,888       68.7%
                                                      --------      ------      --------      ------
  Gross profit.....................................     83,216       33.0%        40,436       31.3%
Operating expenses.................................     52,566       20.8%        27,688       21.5%
                                                      --------      ------      --------      ------
  Operating profit.................................     30,650       12.2%        12,748        9.8%
Interest expense...................................     15,332        6.1%         5,152        4.0%
Other income.......................................         33          --            70        0.1%
                                                      --------      ------      --------      ------
Earnings before income taxes and extraordinary
  charge...........................................     15,351        6.1%         7,666        5.9%
Income tax expense.................................      6,601        2.6%           346        0.2%
                                                      --------      ------      --------      ------
Net earnings before extraordinary charge...........   $  8,750        3.5%      $  7,320        5.7%
Extraordinary charge, net of tax...................      5,107        2.0%            --          --
                                                      --------      ------      --------      ------
Net earnings.......................................   $  3,643        1.5%      $  7,320        5.7%
                                                      ========                  ========
Net earnings before extraordinary charge per common
  share -- basic...................................   $   1.11                  $   1.35
                                                      ========                  ========
Net earnings before extraordinary charge per common
  share -- diluted.................................   $   1.07                  $   1.29
                                                      ========                  ========

     Net Sales. Net sales of $252.4 million were up $123.1 million or 95.2% from the prior year. The increase was primarily driven by the 1998 Acquisitions, which combined to generate $129.8 million of net sales in 1998. The elimination of low margin and under performing products along with management's continued sku rationalization efforts negatively impacted 1998 net sales.

     General Storage Products. Net sales in the general storage category of $53.9 million in 1998 increased $10.4 million or 23.9% from 1997. The primary contributor to the increase was the Tenex Asset Acquisition coupled with new product development. New product introductions, including drawer systems (which include the Tenex Asset Acquisition) contributed $17.4 million to 1998 net sales. 1998 net sales of storage totes experienced a $7.0 million decline as retailers more heavily promoted the new drawer systems.

     Food Storage Products. This is a new product category for the Company, which was added through the 1998 acquisition of AHP. Net sales in this category since the acquisition were $12.0 million, or 4.7% of total 1998 net sales.

     Closet Storage Products. Net sales in this product category of $35.0 million experienced a $9.2 million decline, or 20.8% as compared to 1997. The decline was the result of management's continued elimination of under performing and low margin sku's. Also included within this category are plastic hangers which experienced a slight decrease as compared to 1997 due to the elimination of several low margin customers.

     Juvenile Storage Products. Net sales in this product category of $14.6 million increased $4.4 million, or 43.1% as compared to 1997. The primary factor for the increase was the 1998 acquisition of Seymour which contributed $4.0 million to 1998 net sales.

     Laundry Management Products. This is a new product category for the Company in 1998, which was added through the 1998 acquisition of Seymour. Laundry management products contributed $93.2 million, or 36.9% of 1998 net sales.

     Bathware Products. Net sales in this product category of $24.4 million, increased $1.1 million or 4.7% from 1997. The primary contributor to the increase was additional shelf space for the Company's Suction Lock products. This increase was slightly off set by the continued elimination of low margin and under performing sku's.

     Servingware Products. This is a new product category for the Company, which was added through the 1998 acquisition of PI. Net sales in this category since the acquisition were $11.3 million, or 4.5% of 1998 net sales.

     Shutters Products. Net sales for 1998 of $8.0 million were flat as compared to 1997.

     Gross Profit. Gross profit of $83.2 million, increased $42.8 million, or 105.8% from the prior year. Gross profit margin experienced an increase from 31.3% in 1997 to 33.0% in 1998. A contributor to the margin improvement from the prior year was the decline in prices for one of the Company's primary raw materials, plastic resin. The average cost per pound of plastic resin dropped from 1997 to 1998; however, much of the savings from the decline in resin prices were passed along to customers. This was done to maintain shelf space in response to competitive pressures. Also contributing to the margin improvement was the introduction of higher margin products, primarily within the general storage category and the favorable impact generated from the elimination of under performing and low margin sku's across all of the Company's product lines. Offsetting some of the margin improvement was a change in the Company's product mix. In general, product lines acquired as a result of the 1998 Acquisitions had lower margins than the Company's mix of products in 1997. This was particularly true of the products acquired in the Tenex Asset Acquisition and AHP products. Capacity constraints forced the Company to outsource production of the products acquired in the Tenex Asset Acquisition at a higher cost as compared to in-house manufacturing. The AHP products have a lower margin due to excess manufacturing capacity and too much emphasis on deal pricing. Management intends to address the capacity issue in 1999 and will also focus on new product development within the food storage category.

     Operating Expenses. Operating expenses, including selling, administrative and amortization of intangibles decreased from 21.5% to 20.8% as a percentage of net sales from 1997 to 1998. Selling expenses decreased from 14.3% of net sales in 1997 to 12.4% in 1998. Administrative expenses decreased from 6.5% of net sales in 1997 to 6.3% in 1998. The Company's acquisition integration strategy focuses on combining acquired entities into existing operating platforms. In this way, fixed expenses are effectively leveraged and minimized. The decline in selling, marketing and administration expenses as a percentage of net sales is a direct result of this effort. Amortization of intangibles increased from .7% in 1997 to 2.1% in 1998. The increase in amortization expense is the result of goodwill created from the 1998 Acquisitions.

     Interest Expense. Interest expense in 1998 was $15.3 million, as compared to $5.2 million for 1997. The primary contributor to the increase over 1997 was the result of $180.8 million of debt added related to the 1998 Acquisitions. Also contributing to the increase was a slightly higher effective interest rate on the high yield bonds, which was partially offset by a lower incremental borrowing rate due to the May 1998 Refinancing (as defined in Capital Resources and Liquidity).

     Income Taxes. Income tax expense increased from $0.3 million in 1997 to $6.6 million in 1998 (before benefit from extraordinary charges). Income tax expense increased because of a change in the Company's tax paying position. In 1997, the Company was able to use net operating loss carryforwards and the elimination of a valuation allowance against deferred tax assets to eliminate the federal tax expense. By the end of fiscal 1997, the net operating losses had been fully utilized. As such, the Company was in a tax paying position in 1998.

     Extraordinary Charge, net of tax. An extraordinary charge in the amount of $5.1 million, net of tax, for the early retirement of debt, or $0.62 per common share -- diluted was recorded in 1998. To fund the Seymour Acquisition, increased financing facilities were obtained to replace and augment existing facilities as of December 27, 1997, requiring the write-off of $1.7 million, net of tax, of capitalized costs incurred to obtain the replaced credit facilities. In addition, in May, 1998 the Company refinanced its existing debt and incurred an extraordinary charge of $3.4 million, net of tax, for the write-off of previously capitalized costs relating to the previous credit agreement as well as penalties for early repayment of debt.

     Earnings per share before extraordinary charge -- diluted. Diluted earnings per share, before extraordinary charge, for 1998 was $1.07 as compared to $1.29 in 1997. The weighted shares outstanding increased from 5,682,000 in 1997 to 8,176,000 in 1998. The increase in weighted average shares outstanding was the result of 1,320,000 shares issued in the Seymour Acquisition, the June 1997 secondary stock offering of 2,280,000 shares outstanding for the entire period, stock options exercised during the year and shares issued under the Company's employee stock purchase plan. Offsetting some of the increase in shares were treasury stock purchases made in 1998.

     As noted above, the Company's tax position has significantly changed since 1997. If the Company had been in a full tax paying position a year ago, diluted earnings per share before extraordinary charge would have been $0.77 as compared to the fully taxed earnings per share in 1998 of $1.07.

FISCAL YEAR 1997 AS COMPARED TO FISCAL YEAR 1996

     The following discussion and analysis compares the actual historical results of 1997 and 1996 (in thousands, except share and per share amounts):

1997 ACQUISITION.

     The Company acquired Tamor Plastics Corporation, and its affiliated product distribution company, Houseware Sales, Inc. (the "Tamor Acquisition") effective January 1, 1997. The two companies were merged to form Tamor Corporation ("Tamor"). Tamor, originally founded in 1947 designs, manufactures and markets a broad range of quality plastic housewares products. Tamor was acquired for $41.9 million consisting of $27.8 million in cash, $2.4 million in common stock (480,000 shares) and the assumption of $11.7 million of debt.

                                                      FIFTY-TWO WEEKS ENDED     FIFTY-TWO WEEKS ENDED
                                                        DECEMBER 26, 1998         DECEMBER 27, 1997
                                                      ----------------------    ---------------------
                                                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Net sales...........................................   $129,324      100.0%      $38,200      100.0%
Cost of goods sold..................................     88,888       68.7%       22,992       60.2%
                                                       --------      ------      -------      ------
  Gross profit......................................     40,436       31.3%       15,208       39.8%
Operating expenses..................................     27,688       21.5%       13,843       36.2%
                                                       --------      ------      -------      ------
  Operating profit..................................     12,748        9.8%        1,365        3.6%
Interest expense....................................      5,152        4.0%          707        1.9%
Other income (expense)..............................         70        0.1%          148        0.4%
                                                       --------      ------      -------      ------
Earnings before income taxes........................      7,666        5.9%          806        2.1%
Income tax expense..................................        346        0.2%           --          --
                                                       --------      ------      -------      ------
Net earnings........................................   $  7,320        5.7%      $   806        2.1%
                                                       ========                  =======
Net earnings per common share -- basic..............   $   1.35                  $  0.21
                                                       ========                  =======
Net earnings per common share -- diluted............   $   1.29                  $  0.21
                                                       ========                  =======

     Net Sales. Net sales of $129.3 million were up $91.1 million from the prior year. The increase was primarily driven by the Tamor Acquisition. The Tamor Acquisition contributed a new product category to the Company within the housewares segment, general storage. General storage products include, among other items, the flat lid 20, 30, and 48 gallon storage totes. General storage products added $43.5 million to 1997 net sales. Tamor also manufactures home organization products, kitchen storage, recycling products and plastic hangers, all of which are included within the closet/home organization product category. Tamor contributed $44.2 million to 1997 net sales from closet/home organization products. Tamor also manufactures juvenile products, primarily plastic hangers for children's clothes. Tamor contributed $4.1 million to juvenile sales in 1997. 1997 also saw an increase in the bathware product category with the introduction of the Suction Lock bath line. These increases offset declines in less profitable juvenile and home organization products. Shutters products experienced a decrease of $.9 million.

     Gross Profit. Gross profit margin for 1997 was 31.3% of net sales, down from a 1996 margin of 39.8%. The primary factor for the margin decline was the Tamor Acquisition. Tamor's portfolio of products included certain lower margin products in the home/closet organization product category than those in the bathware product category. Additionally, Tamor was forced to outsource production of certain items due to capacity constraints which negatively impacted 1997 profit margins.

     Operating Expenses. Operating expenses, including selling, administrative, and amortization of intangibles decreased dramatically as a percentage of net sales from 1996 to 1997. Selling expenses decreased from 23.7% of net sales in 1996 to 14.3% in 1997. Administrative expenses decreased from 12.0% of net sales in 1996 to 6.5% in 1997. The primary contributor to the decrease as a percentage of sales was an increased sales base along with management's continued efforts to control spending. Amortization of intangibles increased as a percentage of net sales from 0.5% in 1996 to 0.7% in 1997. The increase in amortization expense was the result of goodwill added from the Tamor Acquisition.

     Interest Expense. Interest expense of $5.2 million in 1997 increased $4.4 million from 1996. The increase was the combined result of additional debt borrowed to complete the Tamor Acquisition offset by a reduction of debt which was paid off through funds generated from a secondary public stock offering of 2,280,000 shares in the third quarter of 1997. Proceeds from the offering, $20.9 million, were used to repay $20.6 million of debt and accrued interest of $0.3 million.

     Income taxes. The Company was able to use federal net operating loss carryforwards, and the elimination of its valuation allowance to reduce the 1997 federal tax liability to zero. The valuation allowance was eliminated as a result of the Company's determination that it was more likely than not that the benefit of the deferred tax assets recorded would be realized. The Company recorded a provision for state income taxes in the amount of $0.3 million, as a result of the inability to use tax loss carryforwards in Massachusetts, Tamor's primary state of business. Tax expense for 1996 was zero as a result of federal and state tax loss carrybacks.

     Net earnings per share -- diluted. Net earnings per share -- diluted in 1997 was $1.29, based on 5,682,000 weighted average common shares outstanding. This compares to net earnings per share -- diluted of $0.21, based on 3,854,000 weighted average common shares outstanding. The increase in weighted average common shares outstanding is the result of stock issued in the Tamor Acquisition, the secondary public stock offering in July, 1997, the exercise of stock options throughout 1997 and stock issued in connection with the Company's Employee Stock Purchase Plan.

CAPITAL RESOURCES AND LIQUIDITY

     Cash and cash equivalents at December 26, 1998 were $5.0 million as compared to $0.6 million at December 27, 1997. The increase in cash is partially the result of a change in the mechanics of the Company's primary credit facility. Prior to the May 1998 Refinancing (as defined below) the Company was required to remit collected funds on a daily basis to repay borrowings under the Company's revolving line of credit. The daily sweeps of cash were no longer required after the Company's primary credit facility was refinanced with new lenders in May 1998. All available cash is invested in overnight Eurodollar sweeps which earn approximately 5.5% per annum.

     The Company's financial structure has significantly changed since 1997. To complete the acquisition of Seymour Housewares in early 1998 the Company increased its borrowings to include a $20.0 million revolving line of credit, and $110.0 million of term loans. In May 1998 the Company refinanced all of its debt so as to provide a more stable platform to implement its consolidation strategy. On May 14, 1998 the Company issued $125.0 million of Senior Subordinated Notes (the "Notes") due in 2008. Proceeds from the offering were used to prepay approximately $122.0 million of indebtedness (primarily from previous acquisitions) and fund certain transaction costs. Concurrently with the offering, the Company entered into a revolving credit agreement in the maximum principal amount of $100.0 million (the "Revolver") which replaced the Company's prior $20.0 million revolving credit facility. The Notes and the Revolver are collectively referred to herein as the "May 1998 Refinancing". Availability under the Revolver as of December 26, 1998 was $51.9 million. The Notes and the Revolver each contain various affirmative, negative and financial covenants. The Company was in compliance with all covenants related to the Notes and the Revolver as of December 26, 1998.

     In August 1998 the Company used $16.4 million of available funds from the Revolver to complete the Tenex Asset Acquisition. In September 1998, the Company amended and restated the Revolver to include, among other things, a $50.0 million term loan (the "Term Loan"). The Term Loan, along with $28.0 million of available funds from the Revolver were used to complete the Newell Asset Acquisition.

     Capital spending of $11.9 million in 1998 was used to acquire molds to support new product introductions, additional injection molding machines and to purchase the Company's Missouri manufacturing/warehouse facility which was previously leased. The Company's capital spending needs in 1999 are expected to be between $15.0 and $20.0 million. Capital projects anticipated for 1999 include upgrading computer hardware and software, additional injection molding machines, a warehouse expansion and new molds to support product development. Where possible, management will pursue alternative means of financing such as capital leases and purchase money transactions. In addition, operating leases will be pursued to the extent it represents an attractive economic alternative.

     The Company believes its existing financing facilities together with its cash flow from operations will provide sufficient capital to fund operations, make the required debt repayments and meet the anticipated capital spending needs.

     Management intends to continue to pursue its consolidation strategy within the housewares industry. The ability to successfully fund future acquisitions will depend on the financial situation of the target company, the availability of funds under the Revolver, the possibility of obtaining additional financing, and the ability to use company stock in lieu of cash.

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

     Costs. To date, the Company has not incurred significant expenditures in connection with the identification and evaluation of the Year 2000 compliance issues. Management estimates that the Year 2000 compliance costs will be approximately $0.25 million to $0.75 million. Funds for the Year 2000 compliance will be obtained from current operations or the Company's revolving credit facility.

     Contingency plan. The Company has not yet finalized its Year 2000 contingency plan. The Company intends to finalize its contingency plan prior to December 1999. In addition, if further year 2000 compliance issues are discovered, the Company will evaluate the need for one or more contingency plans relating to such issues.

MANAGEMENT OUTLOOK AND COMMENTARY

     1998's operating and financial performance included the successful completion of the following initiatives:

     - Three 1998 acquisitions were integrated into the HPI family. Cost reductions were achieved, operations streamlined and profitability improved. Together, the 1998 Acquisitions added sales of $129.8 million and earnings before interest, taxes, depreciation and amortization of $23.7 million

     - The continual pruning of products offered for sale resulted in a reduction of net sales (for those products sold in 1997) but an improvement in bottom line profitability. About 10% of the company's 1997 sales were eliminated.

     - Profitability was improved as operating margins went from 9.8% in 1997 to 12.2% in 1998.

     - The Company refinanced its revolving line of credit and term financing. The net result was a reduction in interest rates of about 200 basis points and a more flexible, less restrictive loan agreement.

     - The Company successfully placed a $125 million Senior Subordinated Note offering. The placement of the notes was instrumental in allowing for a favorable refinancing of the Company's other financing arrangements.

     - The Company sold its Home Improvement business (Shutters, Inc.) effective as of December 27, 1998.

     Management expects 1999 to be a challenging year but one that has the potential to provide increasing rewards to shareholders and associates. Many opportunities will be pursued and strategic initiatives begun. Some of these items together with assorted factors that may influence the performance of the Company in 1999 and beyond are as follows:

     - The Tenex Asset Acquisition and the Newell Asset Acquisition will add significantly to 1999 sales. It is expected that these acquired product lines will add $50-60 million of revenues in 1999.

     - The Company will continue to introduce new products. Products introduced at the January 1999 Housewares Show have already received placement with retailers and have begun shipping in the first quarter of 1999.

     - During the third quarter of 1998 the Company made two acquisitions: the Tenex Asset Acquisition and the Newell Asset Acquisition. These two entities only contributed $0.5 million to the 1998 bottom line results when related financing costs and goodwill amortization are considered. They do, however, represent significant opportunities for future earnings growth. The product line obtained from Tenex will be manufactured by outside vendors until mid 1999. The Company is in the process of adding productive capacity and warehousing to its Chicago facility to accommodate the manufacturing of this line. Once the Company is able to self manufacture the Tenex products, margins on this line are expected to improve. The Newell Asset Acquisition obtained two new product lines: PI and AHP. PI has sufficient margins, new product development and is a leader in its industry. No immediate actions are planned for this line other than to use other Company resources to expand distribution. The AHP line of products, however, represents a significant opportunity for the Company. Under previous ownership, new product development of the food storage line was stagnant and the product line faced competitive challenges. As a result, the line experienced declines in sales and profits as it attempted to compete on price alone. It is the Company's intention to develop new products and to invest in a new brand name for the line. Management expects that this will enhance the product line's ability to compete, reverse its unfavorable sales trend and improve margins. This process has begun but may not provide meaningful returns until late 1999.

     - In 1999, management plans to finalize and execute its plans to balance the production levels of its manufacturing facilities. At present, some factories are at capacity and others are not. The goal will be to better utilize the facilities to minimize costs. This opportunity is a direct result of the Company's acquisition activity. As the Company entered 1998, all facilities were close to maximum capacity. Facilities acquired during 1998 provide an opportunity to move production from one facility to another as well as to consider bringing in-house certain production performed by outside vendors. Facilities in Minnesota (acquired in the Newell Asset Acquisition) are only at 70% of their molding capacity. The remaining 30% will be used to produce other general storage and closet items. The result of this effort is expected to favorably impact margins in the 2nd half of 1999 and beyond.

     - The Company is adding manufacturing capacity for its storage line of products. 18 injection molding machines were added to the Company's Chicago facility in early 1999. Not only will this allow the Company to bring additional production in-house, but also it allows the Company to replace older machines with more efficient machines. This initiative will allow the Company to increase its margins by reducing manufacturing time and cost.

     - A 100,000 square foot warehouse is being added in Chicago to reduce the Company's warehousing costs.

     - The Company's primary raw materials are plastic resin, steel, fabric and corrugated packaging. Fluctuations in the cost of these materials can have a significant impact on reported results. Management does not expect to see a significant change in the cost of these materials during 1999. However, the cost of these items is affected by many variables outside the control of the company and changes to the current perceived trends are possible.

     - The company operates in a dynamic competitive environment. Many competitors, some of which with fewer resources than the Company, have taken advantage of raw material price cuts to propose price decreases to customers. As a result, the Company has matched or exceeded such proposals. The net effect of this is that much of the benefit of raw material price decreases has been passed through to customers. This trend may continue in 1999. Further, if raw material costs were to increase, there can be no guarantee that the Company could successfully pass the increases along to customers.

     - The Company distributes its products primarily in the eastern and midwest regions of the United States. Distribution to the western United States is inhibited by the lack of any regional distribution or manufacturing facilities. Freight costs make distribution from the Company's other facilities unprofitable. During 1999, management will continue to evaluate the feasibility of expanding its manufacturing and distribution capabilities to the west. This could represent a significant growth opportunity for the Company.

     - One component of the Company's acquisition strategy is to combine acquired entities into existing operating platforms. In this way, fixed expenses are effectively leveraged and minimized. For the most recent acquisitions, this process is not yet complete. During 1999, management will complete certain integration efforts resulting in a reduction of operating expenses as a percent of net sales and improved operating results.

     - In early 1999, Caldor, a regional retailer in the northeast, announced plans to close all of its stores and liquidate assets. Caldor was a significant customer of the Company in 1998 generating sales of about $9.5 million. Management expects that substantial revenue generated from Caldor will be lost. Caldor has announced plans to sell some of its stores to retailers who are customers of the Company. Over time, this will lessen the impact of the Caldor liquidation. At December 26, 1998, the Company recorded a bad debt loss to fully address potential collection issues resulting from Caldor's liquidation.

     - The Company has financed previous acquisitions primarily with debt. As a result the Company is highly leveraged with total debt representing about 80% of the company's book capitalization, or a 4:1 debt to capital ratio. Earnings could be materially impacted by changes in interest rates. Management expects that cash flow from operations will be more than sufficient to fund needed capital improvements and new product development. During 1998, the Company refinanced its lines of credit including a reduction in interest rates and a loosening of various financial covenants. The Company was well within its financial covenants in 1998 and expects to operate well within the covenants in 1999.

     - HPI is a consolidator within the housewares industry. As such, management will continue to seek strategic acquisitions of companies and product lines that fit within the desired categories of products for the home. The Company has the ability to finance some acquisition activity under its current lines of credit. Management will also consider issuing stock in lieu of cash where possible. Management believes additional lines of credit are available from its current lending partners subject to the earnings contribution of particular acquisition targets.

     - Year 2000 computer compliance issues have been addressed. Where necessary, new systems are in the process of being installed. All new systems are expected to be fully operational by mid 1999. The cost of these new systems was primarily funded in 1998. Remaining installation costs will be less than $1 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risks from changes in interest rates and commodity based raw materials (resin, steel and fabric).

     Interest Rate Risk. The Company's Revolver and Term Loan are LIBOR-based and are subject to interest rate movements. A 10% increase or decrease in the average cost of the Company's variable rate debt would result in a change in pretax interest expense of approximately $650, based upon borrowings outstanding at December 26, 1998.

     Commodity Risk. The Company is subject to fluctuations in commodity type raw materials such as plastic resin, steel and griege fabric. See Item 1 -- Raw Materials, which is incorporated by reference to this section, for further details.

FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K, including "General Development of Business," "Properties," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: (i) the anticipated effect of the 1998 Acquisitions on the Company's sales and earnings; (ii) the impact of the level of the Company's indebtedness; (iii) restrictive covenants contained in the Company's various debt documents; (iv) general economic conditions and conditions in the retail environment; (v) the Company's dependence on a few large customers; (vi) price fluctuations in the raw materials used by the Company, particularly plastic resin; (vii) competitive conditions in the Company's markets; (viii) the seasonal nature of the Company's business; (ix) the Company's ability to execute its consolidation strategy; (x) fluctuations in the stock market; (xi) the extent to which the Company is able to retain and attract key personnel; (xii) relationships with retailers; and (xiii) the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Listed below are the financial statements and supplementary data included in this part of the Annual Report on Form 10-K:

          (a) Financial Statements

                                                             PAGE NO.
                                                             --------
Report of Independent Public Accountants...................     F-1
Consolidated Balance Sheets at December 26, 1998 and
  December 27, 1997........................................     F-2
Consolidated Statements of Operations for 1998, 1997 and
  1996.....................................................     F-3
Consolidated Statements of Stockholders' Equity for 1998,
  1997 and 1996............................................     F-4
Consolidated Statements of Cash Flows for 1998, 1997 and
  1996.....................................................     F-5
Notes to Consolidated Financial Statements.................     F-6

          (b) Supplementary Data

Summary of Quarterly Financial Information.................    F-18

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Listed below are the financial statements, additional financial information, reports and exhibits included in this part of the Annual Report on Form 10-K:

  (a) 1. Financial Statements

     The financial statements and notes to the consolidated financial statements are referred to in Item 8.

      2. Additional Financial Information

                                                             PAGE NO.
                                                             --------
Reports of Independent Public Accountants on Schedule II...    S-1
Schedule II -- Valuation and Qualifying Accounts...........    S-2

  (b) Reports Filed on Form 8-K

DATE FILED                           ITEMS REPORTED
----------                           --------------
  11-06-98    The Company filed an amended 8-K related to the Newell Asset
              Acquisition to include proforma financial information.

  (c) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           EXHIBIT TITLE
-------                          -------------
   2.1    -- Agreement and Plan of Merger, dated as of February 13,
             1997, by and among Selfix, Inc., HPI Merger, Inc. and
             Home Products International, Inc. Incorporated by
             reference from Exhibit 2.1 to Form 8-B Registration
             Statement filed on February 20, 1997.
   2.2    -- Stock Purchase Agreement, made as of January 1, 1997,
             between the Company, Leonard J. Tocci, Richard M. Tocci,
             Lawrence J. Tata, Michael P. Tata and Barbara L. Tata.
             Incorporated by reference from Exhibit 2.2 to Form 8-K
             dated February 28, 1997.
   2.3    -- Agreement and Plan of Merger, dated as of January 1,
             1997, by and among the Company, Houseware Sales, Inc. and
             the individual shareholders of Houseware Sales, Inc.
             Incorporated by reference from Exhibit 2.1 to Form 8-K
             dated February 28, 1997.
   2.4    -- Amended and Restated Agreement, dated December 30, 1997, by and among the Company, Seymour Sales Corporation,
             Seymour Housewares Corporation, and Chase Venture Capital
             Associates (majority shareholder of Seymour Sales
             Corporation). Incorporated by reference from Exhibit 2.1
             to Form 8-K dated January 13, 1998, which was
             subsequently modified as stated in Item 2 to Form 8-K/A
             dated March 16, 1998.
   2.5    -- Form of Escrow Agreement (Exhibit 2.8 from Amended and
             Restated Agreement, dated December 30, 1997 by and among
             the Company, Seymour Sales Corporation, Seymour
             Housewares Corporation, and Chase Venture Capital
             Associates (majority shareholder of Seymour Sales
             Corporation)) by and among HPII, the security holders of
             Sales, Majority Shareholder, and LaSalle. Incorporated by
             reference to Form 10-K filed on March 27, 1998; Exhibit
             No. 2.6.
   2.6    -- Asset Purchase and Sale Agreement among Plastics, Inc and
             Home Products International, Inc. and Newell Co. dated as
             of July 31, 1998. Incorporated by Reference to Form 8-K/A
             filed on November 6, 1998.
   2.7    -- Asset Purchase Agreement among Tenex Corporation, and
             Home Products International, Inc., dated July 24, 1998.
             Incorporated by reference to Form 10-Q filed on November
             10, 1998.
   3.1    -- Certificate of Incorporation of the Company filed with
             the Delaware Secretary of State on February 7, 1997.
             Incorporated by reference from Exhibit 3.1 to Form 8-B
             Registration Statement filed on February 20, 1997.
   3.2    -- By-laws of the Company. Incorporated by reference from
             Exhibit 3.2 to Form 8-B Registration Statement filed on
             February 20, 1997.
   4.1    -- Form of Rights Agreement dated as of May 21, 1997,
             between Home Products International, Inc. and ChaseMellon
             Shareholder Services L.L.C., as Rights Agent, which
             includes as Exhibit B thereto the Form of Right
             Certificate. Incorporated by reference from Exhibit 4.2
             to Form S-2 Registration Statement (File No. 333-25871)
             filed on April 25, 1997.
   4.2    -- Indenture between Home Products International, Inc., the
             Subsidiary Guarantors (as defined therein) and LaSalle
             National Bank, dated May 14, 1998. Incorporated by
             reference from Form S-4 filed on June 10, 1998.
  10.1    -- The Company's 1994 Stock Option Plan. Incorporated by
             reference from Exhibit A of the Company's Proxy Statement
             for its 1994 Annual Meeting.**
  10.2    -- The Company's 1991 Stock Option Plan. Incorporated by
             reference from Exhibit A of the Company's Proxy Statement
             for its 1991 Annual Meeting.**
  10.3    -- The Company's 1987 Stock Option Plan Incorporated by
             reference from Exhibit 10.8 to Form S-1 Registration
             Statement No. 33-23881.**

EXHIBIT
NUMBER                           EXHIBIT TITLE
-------                          -------------
  10.4    -- Lease, dated July 24, 1980, among Selfix as Tenant and
             NLR Gift Trust and MJR Gift Trust as Landlord concerning
             Selfix's facility in Chicago, Illinois. Incorporated by
             reference from Exhibit 10.9 to Form S-1 Registration
             Statement No. 33-23881.
  10.5    -- $150,000,000 Amended and Restated Credit Agreement among
             Home Products International, Inc, as Borrower, the
             Several Lenders from time to time parties thereto, and
             The Chase Manhattan Bank as Administrative Agent dated
             September 8, 1998. Incorporated by reference to Form
             8-K/A filed on November 6, 1998.
  10.6    -- Assignment and Assumption Agreement by and between Home
             Products International, Inc. and Prestige Plastics, Inc.
             Incorporated by reference to Form 8-K/A filed on November
             6, 1998.
  10.7    -- Loan Agreement dated September, 1990 between Selfix and
             Illinois Development Finance Authority in connection with
             Selfix's Industrial Revenue Bond. Incorporated by
             reference from the Company's Form 10-K for the fifty-two
             weeks ended December 28, 1991.
  10.8    -- Credit Agreement dated as of December 30, 1997 among
             Selfix, Inc., Tamor Corporation, Seymour Housewares
             Corporation, and Shutters, Inc., as Borrowers, the
             Company, General Electric Capital Corporation, as Agent
             and Lender, and other Lenders signatory hereto from time
             to time. Incorporated by reference to Form 10-K filed on
             March 27, 1998, Exhibit No. 10.10.
  10.9    -- Note Purchase Agreement dated as of December 30, 1997,
             among Selfix, Inc., Tamor Corporation, Shutters, Inc.,
             and Seymour Housewares Corporation, Home Products
             International, Inc., (referred to herein as Joint
             Issuers) and General Electric Capital Corporation
             individually, and as Agent for itself and other Note
             Purchasers signatory hereto. Incorporated by reference to
             Form 10-K filed on March 27, 1998, Exhibit No. 10.11.
  10.10   -- $5,000,000 Senior Subordinated Note -- General Electric
             Capital Corporation, due December 30, 2006. Incorporated
             by reference to Form 10-K filed on March 27, 1998,
             Exhibit No. 10.12.
  10.11   -- $5,000,000 Senior Subordinated Note -- Archimedes
             Funding, L.L.C. due December 30, 2006. Incorporated by
             reference to Form 10-K filed on March 27, 1998, Exhibit
             No. 10.13.
  10.12   -- Subordinated Note Security Agreement dated December 30,
             1997 among Selfix, Inc., Tamor Corporation, Shutters,
             Inc., and Seymour Housewares Corporation, Home Products
             International, Inc., (collectively referred to herein as
             Grantors) in favor of General Electric Capital
             Corporation. Incorporated by reference to Form 10-K filed
             on March 27, 1998, Exhibit No. 10.14.
  10.13   -- Employment Agreement dated January 1, 1997 between the
             Company and James R. Tennant, Chairman of the Board and
             Chief Executive Officer. Incorporated by reference from
             Exhibit 10.10 to Form 8-B Registration Statement filed on
             February 20, 1997.**
  10.14   -- Employment Agreement dated January 5, 1998 between the
             Company and Stephen R. Brian, President and Chief
             Operating Officer. Incorporated by reference to Form 10-K
             filed on March 27, 1998, Exhibit No. 10.16.**
  10.15   -- Reimbursement Agreement by and among Selfix, Shutters,
             Inc. and LaSalle National Bank dated as of April 12, 1996
             relating to letter of credit issued in connection with
             the Series 1990 Bonds. Incorporated by reference from
             Exhibit 10.11 to Form 8-B Registration Statement filed on
             February 20, 1997.
  10.16   -- Description of the 1998 Executive Incentive Bonus Plan.
             Incorporated by reference to the Compensation Committee
             Report contained in Form Pre 14A dated April 13, 1998.**
  10.17   -- Description of the 1998 Management Incentive Bonus Plan.
             Incorporated by reference to the Compensation Committee
             Report contained in Form Pre 14A dated April 13, 1998.**

EXHIBIT
NUMBER                           EXHIBIT TITLE
-------                          -------------
  11.1    -- Statement Regarding Computation of Earnings Per Share is
             included in the Notes to the Consolidated Financial
             Statements referred to in Item 8 hereof.
 *21.1    -- List of Subsidiaries
 *23.1    -- Consent of Arthur Andersen LLP
 *27.1    -- Financial Data Schedule

---------------

 * Filed herewith, exhibits not marked with an asterisk are incorporated by reference.
** Indicates an employee benefit plan, management contract or compensatory plan or arrangement in which a named executive officer and/or a director participates.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors
Home Products International, Inc.

     We have audited the accompanying consolidated balance sheets of Home Products International, Inc. (formerly Selfix, Inc.) (a Delaware corporation) and subsidiaries as of December 26, 1998 and December 27, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fifty-two week periods ended December 26, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Home Product International, Inc. and subsidiaries as of December 26, 1998 and December 27, 1997, and the results of its operations and its cash flows for each of the three fifty-two week periods ended December 26, 1998, in conformity with generally accepted accounting principles.

/s/ ARTHUR ANDERSEN LLP

Chicago, Illinois
February 5, 1999

                       HOME PRODUCTS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              AS OF FISCAL YEAR END
                                                              ---------------------
                                                                1998         1997
                                                              --------     --------
                                                              (IN THOUSANDS, EXCEPT
                                                                 SHARE AMOUNTS)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $  4,986     $    583
  Accounts receivable, net of allowance for doubtful
     accounts of $7,196 at December 26, 1998 and $1,716 at
     December 27, 1997......................................    50,238       20,802
  Notes and other receivables...............................        --           80
  Inventories, net..........................................    25,296       12,797
  Prepaid expenses and other current assets.................     6,880          428
                                                              --------     --------
          Total current assets..............................    87,400       34,690
                                                              --------     --------
Property, plant and equipment -- at cost....................    87,854       47,634
Less accumulated depreciation and amortization..............   (27,654)     (19,254)
                                                              --------     --------
Property, plant and equipment, net..........................    60,200       28,380
                                                              --------     --------
Deferred income taxes.......................................    10,491        3,466
Intangible and other assets.................................   181,952       32,807
                                                              --------     --------
          Total assets......................................  $340,043     $ 99,343
                                                              ========     ========

                       LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term obligations...............  $  3,549     $  3,850
  Accounts payable..........................................    20,510        9,664
  Accrued liabilities.......................................    35,664       12,913
                                                              --------     --------
          Total current liabilities.........................    59,723       26,427
                                                              --------     --------
Other long term liabilities.................................     2,783           --
Long-term obligations -- net of current maturities..........   219,536       30,700
Stockholders' equity:
  Preferred stock -- authorized, 500,000 shares, $.01 par
     value; none issued.....................................        --           --
  Common stock -- authorized 15,000,000 shares, $.01 par
     value; 8,024,123 shares issued at December 26, 1998 and
     6,674,271 shares issued at December 27, 1997...........        80           67
  Additional paid-in capital................................    48,455       33,956
  Retained earnings.........................................    12,259        8,616
  Common stock held in treasury -- at cost (376,462 shares
     at December 26, 1998 and 58,762 at December 27,
     1997)..................................................    (2,642)        (264)
  Currency translation adjustments..........................      (151)        (159)
                                                              --------     --------
          Total stockholders' equity........................    58,001       42,216
                                                              --------     --------
          Total liabilities and stockholders' equity........  $340,043     $ 99,343
                                                              ========     ========

    The accompanying notes are an integral part of the financial statements.

                       HOME PRODUCTS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        FISCAL YEAR
                                                              -------------------------------
                                                                1998        1997       1996
                                                              --------    --------    -------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                         AMOUNTS)
Net sales...................................................  $252,429    $129,324    $38,200
Cost of goods sold..........................................   169,213      88,888     22,992
                                                              --------    --------    -------
  Gross profit..............................................    83,216      40,436     15,208
Operating expenses
  Selling...................................................    31,262      18,332      9,042
  Administrative............................................    15,796       8,474      4,600
  Amortization of intangible assets.........................     5,508         882        201
                                                              --------    --------    -------
                                                                52,566      27,688     13,843
                                                              --------    --------    -------
  Operating profit..........................................    30,650      12,748      1,365
                                                              --------    --------    -------
Other income (expense)
  Interest income...........................................       236          50         80
  Interest (expense)........................................   (15,568)     (5,152)      (707)
  Other income (expense)....................................        33          20         68
                                                              --------    --------    -------
                                                               (15,299)     (5,082)      (559)
                                                              --------    --------    -------
Earnings before income taxes and extraordinary charge.......    15,351       7,666        806
Income tax (expense)........................................    (6,601)       (346)        --
                                                              --------    --------    -------
Earnings before extraordinary charge........................  $  8,750    $  7,320    $   806
Extraordinary charge for early retirement of debt, net of
  tax benefits of $3,633....................................    (5,107)         --         --
                                                              --------    --------    -------
Net earnings................................................  $  3,643    $  7,320    $   806
                                                              ========    ========    =======
Earnings before extraordinary charge, per common
  share -- basic............................................  $   1.11    $   1.35    $  0.21
Extraordinary charge for early retirement of debt, net of
  tax.......................................................     (0.65)         --         --
                                                              --------    --------    -------
Net earnings per common share -- basic......................  $   0.46    $   1.35    $  0.21
                                                              ========    ========    =======
Earnings before extraordinary charge, per common
  share -- diluted..........................................  $   1.07    $   1.29    $  0.21
Extraordinary charge for early retirement of debt, net of
  tax.......................................................     (0.62)         --         --
                                                              --------    --------    -------
Net earnings per common share -- diluted....................  $   0.45    $   1.29    $  0.21
                                                              ========    ========    =======

The accompanying notes are an integral part of the financial statements.

                       HOME PRODUCTS INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            CURRENCY       COMMON
                                                   ADDITIONAL              TRANSLATION   STOCK HELD
                             PREFERRED   COMMON     PAID-IN     RETAINED   ADJUSTMENTS   IN TREASURY
                               STOCK      STOCK     CAPITAL     EARNINGS    AND OTHER      AT COST      TOTAL
                             ---------   -------   ----------   --------   -----------   -----------   -------
                                                              (IN THOUSANDS)
Balance at December 30,
  1995.....................      --         39       10,765         490        (183)          (264)     10,847
  Net earnings.............      --         --           --         806          --             --         806
  Issuance of 19,639 shares
     of common stock issued
     in connection with
     employee stock
     purchase plan.........      --         --           74          --          --             --          74
  Other....................      --         --           --          --          (9)            --          (9)
  Translation
     adjustments...........      --         --           --          --          (9)            --          (9)
                               ----        ---      -------     -------       -----        -------     -------
Balance at December 28,
  1996.....................      --         39       10,839       1,296        (201)          (264)     11,709
  Net earnings.............      --         --           --       7,320          --             --       7,320
  Issuance of 19,560 shares
     in connection with
     employee stock
     purchase plan.........      --         --          107          --          --             --         107
  Issuance of 480,000
     shares of common stock
     in connection with
     Tamor Acquisition.....      --          5        2,395          --          --             --       2,400
  Issuance of 2,280,000
     shares of common stock
     in connection with
     secondary public
     offering..............      --         23       20,148          --          --             --      20,171
  Issuance of Warrant......      --         --          400          --          --             --         400
  Stock options
     exercised.............      --         --           67          --          --             --          67
  Translation
     adjustments...........      --         --           --          --          42             --          42
                               ----        ---      -------     -------       -----        -------     -------
Balance at December 27,
  1997.....................    $ --        $67      $33,956     $ 8,616       $(159)          (264)    $42,216
                               ====        ===      =======     =======       =====        =======     =======
  Net earnings.............      --         --           --       3,643          --             --       3,643
  Issuance of 20,695 shares
     in connection with
     employee stock
     purchase plan.........      --         --          196          --          --             --         196
  Issuance of 1,320,000
     shares of common stock
     in connection with
     acquisition of Seymour
     Housewares
     Corporation...........      --         13       14,254          --          --             --      14,267
  Stock options
     exercised.............      --         --           49          --          --             --          49
  Treasury stock purchased
     at cost...............      --         --           --          --          --         (2,378)     (2,378)
  Translation adjustment...      --         --           --          --           8             --           8
                               ----        ---      -------     -------       -----        -------     -------
Balance at December 26,
  1998.....................    $ --        $80      $48,455     $12,259       $(151)       $(2,642)    $58,001
                               ====        ===      =======     =======       =====        =======     =======

    The accompanying notes are an integral part of the financial statements.

                       HOME PRODUCTS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       FISCAL YEAR
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net earnings...............................................  $  3,643    $  7,320    $    806
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Depreciation and amortization............................    14,731       5,687       2,214
  Extraordinary charge on early retirement of debt.........     8,739          --          --
  Changes in assets and liabilities:
     Increase in accounts receivable.......................   (11,933)     (5,428)     (1,786)
     Decrease (increase) in inventories....................     6,644      (2,280)        760
     Decrease in refundable income taxes...................        --          --         222
     Decrease (increase) in net deferred tax asset.........     2,096      (3,466)         --
     Increase (decrease) in accounts payable...............     4,163      (4,695)        622
     (Decrease) increase in accrued liabilities............    (1,315)      5,060        (793)
  Other operating activities, net..........................    (6,075)     (1,320)       (222)
                                                             --------    --------    --------
Net cash provided by operating activities..................    20,693         878       1,823
                                                             --------    --------    --------
INVESTING ACTIVITIES:
Tamor Acquisition, net of cash acquired....................        --     (27,876)         --
Seymour Acquisition, net of cash acquired..................   (84,882)         --          --
Tenex Asset Acquisition....................................   (16,725)         --          --
Newell Asset Acquisition, net of cash acquired.............   (78,321)         --          --
Proceeds from sale of marketable securities................        --          --         515
Capital expenditures, net..................................   (11,933)     (8,382)     (1,624)
                                                             --------    --------    --------
Net cash used by investing activities......................  (191,861)    (36,258)     (1,109)
                                                             --------    --------    --------
FINANCING ACTIVITIES:
Payments on borrowings -- 2/27/97 Facility.................   (28,076)    (34,609)       (860)
Payments on borrowings -- 12/30/97 Facility................  (120,000)         --          --
Payments on Industrial Revenue Bonds.......................    (2,400)         --          --
Borrowings, net -- 12/30/97 Facility.......................   117,538          --          --
Borrowings, net -- Senior Subordinated Notes...............   120,809          --          --
Borrowings, net -- $50,000 Term Loan.......................    49,460          --          --
Borrowings, net -- term loans and warrant..................        --      44,158          --
Borrowings under revolving line of credit, net.............    44,000       3,355          --
Prepayment penalty on early retirement of debt.............    (3,282)         --          --
Net proceeds from secondary stock offering.................        --      20,171          --
Payment of capital lease obligation........................      (335)       (164)        (32)
Purchase of treasury stock.................................    (2,378)         --          --
Exercise of common stock options and issuance of common
  stock under stock purchase plan..........................       235         174          74
                                                             --------    --------    --------
Net cash provided (used) by financing activities...........   175,571      33,085        (818)
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......     4,403      (2,295)       (104)
Cash and cash equivalents at beginning of year.............       583       2,878       2,982
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................     4,986    $    583    $  2,878
                                                             ========    ========    ========
Supplemental disclosures: Cash paid (received) during the
  year for:
Interest...................................................  $ 11,436    $  3,568    $    599
                                                             --------    --------    --------
Income taxes, net..........................................  $  3,458    $  1,255        (314)
                                                             --------    --------    --------

    The accompanying notes are an integral part of the financial statements.

                       HOME PRODUCTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          DECEMBER 26, 1998, DECEMBER 27, 1997, AND DECEMBER 28, 1996
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Home Products International, Inc. (the "Company"), based in Chicago, is a leading designer, manufacturer and marketer of a broad range of value-priced, quality consumer houseware products. The Company's products are marketed principally through mass market trade channels in the United States and internationally.

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

     The estimated service lives of the fixed assets are as follows:

Buildings...................................................  30 years
Land and building under capital lease.......................  lease term
Machinery, equipment and vehicles...........................  3-8 years
Tools, dies and molds.......................................  5 years
Furniture, fixtures and office equipment....................  2-8 years
Leasehold improvements......................................  lease term

REVENUE RECOGNITION.

     The Company recognizes revenue as products are shipped to customers.

INTANGIBLE ASSETS.

     Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over a period not to exceed forty years. Covenants not to compete are amortized on a straight-line basis over the terms of the respective agreements. Patents, royalty rights, trademarks

                       HOME PRODUCTS INTERNATIONAL, INC.

acquired and licensing agreements are amortized over their estimated useful lives ranging from five to ten years. The Company reviews goodwill and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment losses were recorded in 1998 or 1997.

INCOME TAXES.

     Deferred tax assets and liabilities are determined at the end of each fiscal period, based on differences between the financial statement basis of assets and liabilities and the tax basis of those same assets and liabilities, using the currently enacted statutory tax rates.

NET EARNINGS PER COMMON SHARE.

     Effective December 29, 1996 the Company adopted Statement of Financial Accounting Standards SFAS No. 128 "Earnings per Share", which establishes standards for computing and presenting earnings per share information. Prior period earnings per share information has been restated. The following reconciles earnings per share before extraordinary charge for 1998, 1997 and 1996: (in thousands, except per share amounts):

                                                          1998       1997       1996
                                                         ------     ------     ------
Net income before extraordinary charge.................  $8,750     $7,320     $  806
                                                         ======     ======     ======
Weighted average common shares outstanding -- basic....   7,898      5,436      3,820
Stock options and warrants.............................     278        246         34
                                                         ------     ------     ------
Weighted average common shares outstanding --diluted...   8,176      5,682      3,854
                                                         ======     ======     ======
Net earnings per common share -- basic.................  $ 1.11     $ 1.35     $ 0.21
                                                         ======     ======     ======
Net earnings per common share -- diluted...............  $ 1.07     $ 1.29     $ 0.21
                                                         ======     ======     ======

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

     The contributions to all the profit sharing, savings, and retirement plans for 1998, 1997 and 1996, were $725, $414, and $248, respectively.

CASH AND CASH EQUIVALENTS.

     The Company considers all highly liquid, short-term investments with an original maturity of three months or less, to be cash equivalents.

CONCENTRATION OF CREDIT RISK.

     The Company is dependent upon a few customers for a large portion of its revenues. In 1998 and 1997 two customers each accounted for more than 10% of consolidated net sales. The company's top two customers, Wal-Mart and Kmart, accounted for 18.5% and 12.1% of net sales respectively in 1998. These same two

                       HOME PRODUCTS INTERNATIONAL, INC.

customers accounted for 15.7% and 10.1% respectively in 1997. The loss of one of these customers could have a material effect on the Company. No other customer accounted for more than 10% of consolidated net sales in 1998 or 1997.

FISCAL YEAR.

     The Company's fiscal year ends on the last Saturday in December. References to the fiscal years 1998, 1997 and 1996 are for the fifty-two weeks ended December 26, 1998, December 27, 1997 and December 28, 1996.

RELATED PARTIES.

     A director of the Company is the executor and co-trustee of certain estates and trusts which lease facilities to the Company as discussed in Note 9. In addition, the director is a partner in a law firm which is the Company's general counsel.

     In fiscal 1998, one of the Company's subsidiaries purchased raw materials and packaging materials from vendors whose ownership was related to certain officers of that subsidiary. Such transactions were (i) raw materials of $9,835 in 1997 (the ownership of the vendor changed in 1998 and is no longer a related party) and (ii) packaging materials of $2,200 in 1998 and $1,700 in 1997. Management believes the transactions were conducted on an arm's length basis at competitive prices.

NEW ACCOUNTING STANDARDS.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components. The provisions of this statement have been adopted by the Company in the fourth quarter of 1998; however, there was no material impact and no additional disclosures were required.

     In June 1997, the FASB also issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." The standard requires that companies disclose "operating segments" based upon the way management analyzes the Company for making internal operating decisions. The provisions of this statement have been adopted by the Company in the fourth quarter of 1998. Based upon the guidance of SFAS 131, management has determined that the Company operates in a single segment -- Housewares. The adoption of this standard did not have a material impact on the reporting of the Company.

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The standard establishes accounting and reporting standards for derivative instruments and hedging activities. The Company had no derivative instruments or hedging transactions in 1998 or 1997. The Company will be required to adopt this standard in 2000, and the adoption is not anticipated to have a material impact on the financial statements.

NOTE 2. 1998 ACQUISITIONS

     Effective December 30, 1997, the Company acquired all of the outstanding common stock of Seymour Sales Corporation and its wholly owned subsidiary, Seymour Housewares Corporation, (collectively, "Seymour" and the acquisition is referred to herein as the "Seymour Acquisition"). Seymour, headquartered in Seymour, Indiana, is an industry leading manufacturer and marketer of consumer laundry care products, including a full line of ironing boards, ironing board covers and pads, and numerous laundry related accessories. The acquisition was accounted for as a purchase and as such, the excess of the purchase price over the estimated fair value of the acquired net assets, which approximates, $28,900, will be recorded as goodwill and amortized over forty years. Total consideration for the acquisition was $100,700, consisting of approximately $16,400 in cash, $14,300 in common stock (1,320,700 shares) and the assumption of $70,000 of

                       HOME PRODUCTS INTERNATIONAL, INC.

debt. Results of Seymour's operations have been included in the Consolidated Statement of Operations since the date of acquisition.

     On September 8, 1998 the Company acquired from Newell Co. certain assets and assumed certain liabilities comprising the businesses of Anchor Hocking Plastics, a leading supplier of food storage containers, and Plastics, Inc., a leading supplier of disposable plastic servingware, for $78,000 in an all cash transaction (the "Newell Asset Acquisition"). Results of operations have been included in the Consolidated Statement of Operations since the date of acquisition. The acquisition was accounted for as a purchase, and as such, the excess of the purchase price over the estimated fair value of the acquired net assets, which approximates $59,800, will be recorded as goodwill and amortized over forty years. The Company is still in the process of finalizing various items related to purchase accounting; more specifically, fixed asset appraisals, sku rationalization analysis, production consolidation analysis and other valuation reserves. The final purchase price allocation will be completed in 1999. Accordingly, the final allocation may have a material impact on the pro forma information presented below.

     The following unaudited proforma information presents a summary of consolidated results of operations as if the Seymour Acquisition and the Newell Asset Acquisition each occurred on December 29, 1996:

                                                                1998         1997
                                                              --------     --------
Net sales...................................................  $294,219     $291,143
Net income before extraordinary charge......................     9,207        4,652
Net income before extraordinary charge per
  share -- diluted..........................................  $   1.13     $   0.66

     These unaudited proforma results have been presented for comparative purposes only and include certain adjustments, such as additional goodwill amortization expense and increased interest expense on acquisition debt. The proforma results do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on December 29, 1996, or of future results of operations of the consolidated entities.

     On August 14, 1998 the Company acquired certain assets (inventory and molds) which comprised Tenex Corporation's consumer product storage line for $16,400 in an all cash transaction, (the "Tenex Asset Acquisition"). This product line consists of plastic storage bins and containers, rolling carts and stacking drawer systems. The acquisition was accounted for as a purchase, and as such, the excess of the purchase price over the estimated fair value of the acquired net assets, which approximates, $13,200, will be recorded as goodwill and amortized over a period of twenty years. The Company is still in the process of finalizing various items related to purchase accounting; more specifically, fixed asset appraisals, sku rationalization analysis, production consolidation analysis and other valuation reserves. The final purchase price allocation will be completed in 1999. Results of operations have been included in the Consolidated Statement of Operations since the date of acquisition.

     The Seymour Acquisition, the Tenex Asset Acquisition and the Newell Asset Acquisition are collectively referred to herein as the "1998 Acquisitions".

NOTE 3. 1997 ACQUISITIONS.

     Pursuant to an agreement dated October 29, 1996, the Company, as of January 1, 1997, took operating and financial control of Tamor Plastics Corporation, and its affiliated product distribution company, Houseware Sales, Inc., (collectively, "Tamor"), assumed substantially all of the liabilities of Tamor and retained substantially all of the earnings from Tamor's operations (the "Tamor Acquisition"). Actual results are combined since the date of effective control although the purchase did not close until February 28, 1997. Tamor, founded in 1947, designs, manufactures, and markets quality plastic houseware products, including storage totes, hangers, and juvenile organization products. The Tamor Acquisition was completed by the

                       HOME PRODUCTS INTERNATIONAL, INC.

Company for a total purchase price of $41,900 consisting of $27,800 in cash, $2,400 of Common Stock (480,000 shares), and the assumption of $11,700 of short and long-term debt. The Tamor Acquisition was accounted for as a purchase, and the excess of the purchase price over the fair value of the assets acquired (goodwill) approximated $27,600 and is being amortized over a period of forty years.

NOTE 4. PUBLIC STOCK OFFERING

     On June 24, 1997, the Company completed a public offering of 2,000,000 new shares of its common stock. Net proceeds in the amount of $18,300 were used to repay debt and accrued interest. On July 16, 1997, an additional 280,000 shares were sold pursuant to an underwriter's over-allotment provision. Net proceeds of $2,600 were used to repay debt and accrued interest.

NOTE 5. INVENTORIES

     The components of the Company's inventory were as follows:

                                                                1998         1997
                                                              --------     --------
Finished goods..............................................  $ 15,771     $  7,335
Work-in-process.............................................     3,487        2,225
Raw materials...............................................     6,038        3,237
                                                              --------     --------
                                                              $ 25,296     $ 12,797
                                                              ========     ========

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment were as follows:

                                                                1998         1997
                                                              --------     --------
Buildings and land..........................................  $ 15,364     $  5,588
Land and building under capital lease.......................     2,535        2,535
Machinery, equipment and vehicles...........................    37,354       17,936
Tools and dies..............................................    25,519       16,303
Furniture, fixtures and office equipment....................     5,447        3,339
Leasehold improvements......................................     1,635        1,933
                                                              --------     --------
                                                                87,854       47,634
Less accumulated depreciation and amortization..............   (27,654)     (19,254)
                                                              --------     --------
                                                              $ 60,200     $ 28,380
                                                              ========     ========

                       HOME PRODUCTS INTERNATIONAL, INC.

NOTE 7. INTANGIBLES AND OTHER ASSETS

     Intangibles and other assets consist of the following:

                                                                1998        1997
                                                              --------     -------
Goodwill, net of accumulated amortization of $6,016 on
  December 26, 1998, and $993 on December 27, 1997..........  $172,651     $28,892
Covenants not to compete, net of accumulated amortization of
  $452 on December 26, 1998,and $13 on December 27, 1997....     2,511          77
Industrial Revenue Bond fees, net of accumulated
  amortization of $315 on December 26, 1998, and $230 on
  December 27, 1997.........................................        88         173
Patents, net of accumulated amortization of $1,626 on
  December 26, 1998, and $1,384 on December 27, 1997........       910          96
Licensing agreement, net of accumulated amortization of $61
  on December 26, 1998, and $42 on December 27, 1997........       134         153
Deferred financing fees, net of accumulated amortization of
  $507 on December 26, 1998 and $439 on December 27, 1997...     5,421       3,320
Other assets................................................       237          96
                                                              --------     -------
                                                              $181,952     $32,807
                                                              ========     =======

NOTE 8. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                1998         1997
                                                              --------     --------
Compensation and other benefits.............................  $  6,540     $  3,012
Sales incentives and commissions............................    11,288        2,721
Plant relocation and consolidation..........................     4,863           --
Income taxes payable........................................     1,075        3,551
Interest payable............................................     2,659          243
Other.......................................................     9,239        3,386
                                                              --------     --------
                                                              $ 35,664     $ 12,913
                                                              ========     ========

                       HOME PRODUCTS INTERNATIONAL, INC.

NOTE 9. LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

                                                                1998        1997
                                                              --------     -------
Revolving credit facility, variable rate, due September 8,
  2003......................................................  $ 44,000     $    --
Term Loan, variable rate, due September 8, 2004.............    50,000          --
Senior Subordinated Notes, 9.625%, due 2008.................   125,000          --
2/27/97 Facility, variable rate, due 2002...................        --     $28,076
Illinois Development Finance Authority (IDFA) variable rate
  demand Industrial Development Revenue bonds (Shutters,
  Inc. Project) Series 1989, due November 1, 2002...........        --       2,000
Illinois Development Finance Authority (IDFA) variable rate
  demand Industrial Development Revenue Bonds (Selfix, Inc.
  Project) Series 1990, due September 1, 2005...............     2,000       2,400
Capital lease obligations...................................     2,085       2,074
                                                              --------     -------
                                                               223,085      34,550
Less current maturities.....................................    (3,549)     (3,850)
                                                              --------     -------
                                                              $219,536     $30,700
                                                              ========     =======

     In connection with the Tamor Acquisition, (as more fully described in Note
3) the Company entered into a credit agreement dated February 27, 1997 with GECC (the "2/27/97 Facility") which provided (i) a $20,000 revolving credit facility; $3,355 outstanding at December 27, 1997, (ii) $40,000 in term loans; $24,721 outstanding at December 27, 1997, and (iii) a $7,000 subordinated equity bridge note (the "Subordinated Note"); the Subordinated Note was repaid on June 24, 1997 as indicated below. In connection with the Subordinated Note, the Company issued a warrant (the "Warrant") to purchase 79,204 shares of common stock, exercisable at 50% of the Market price ($5.80 per share), as defined in the Warrant. The exercise period commenced on August 1, 1997, and terminates on February 27, 2007. The Warrant was recorded by the Company at its estimated fair value of $400. As of December 26, 1998 the Warrant had not been exercised.

     As discussed in Note 4, on June 24, 1997, the Company completed a public offering of 2,000,000 shares of its common stock. Net proceeds in the amount of $18,300 were used to fully repay the Subordinated Note of $7,000, term notes of $11,100, and accrued interest of $200. On July 16, 1997, an additional 280,000 shares were sold pursuant to an underwriter's over-allotment provision. Net proceeds of $2,600 were used to repay debt of $2,500 and accrued interest of $100.

     In connection with the Seymour Acquisition (as more fully described in Note
2), the Company terminated the 2/27/97 Facility, and entered into a $130,000 credit agreement dated December 30, 1997 (the "12/30/97 Facility") with GECC which provided (i) a $20,000 revolving credit facility, (ii) $110,000 of term loans and (iii) a $10,000 senior subordinated note. The 12/30/97 Facility was refinanced on May 14, 1998, as described below.

     On May 14, 1998, the Company issued $125,000 of 9.625% Senior Subordinated Notes due 2008 (the "Notes") in a public offering. Interest on the Notes is payable semi-annually on May 1, and November 1. The Notes are guaranteed by the Company's subsidiaries (see Note 14). The Notes may not be redeemed prior to May 15, 2003. Subsequent to such date, at the option of the Company, the Notes may be redeemed at various amounts as set forth in the Indenture, but not at a price less than 100% of par value. Upon the occurrence of a Change in Control, as defined in the Indenture, the holders of the Notes have the right to require the Company to repurchase their Notes at a price equal to 101% of par value plus accrued interest. The Notes contain certain restrictions that, among other things, will limit the Company's ability to (i) incur additional indebtedness unless certain financial ratios are met, (ii) pay dividends, (iii) make certain asset dispositions, or

                       HOME PRODUCTS INTERNATIONAL, INC.

(iv) merge with another corporation. The Company was in compliance with all covenants related to the Notes as of December 26, 1998.

     In conjunction with the offering of the Notes, on May 14, 1998 the Company entered into a five year $100,000 revolving credit agreement (the "Revolver") with Chase Manhattan Bank, as administrative agent, and several lenders as parties thereto. The Revolver also contains sub-limits of up to $15,000 for letters of credit. Borrowings under the Revolver will bear interest at an annual rate, at the option of the Company, of either (i) prime plus .75%, or (ii) LIBOR plus a floating rate which is determined based upon certain financial ratios. This floating rate is adjusted quarterly, and was 1.75% as of December 26, 1998. The Revolver contains certain affirmative and negative covenants and will require the Company to maintain certain financial covenants including interest coverage ratios and maximum leverage ratios. The Company was in compliance with all covenants related to the Revolver as of December 26, 1998. The Company must pay a quarterly fee ranging from .0375% to .05%, based upon the unused portion of the revolving commitments.

     On September 8, 1998, in connection with the Newell Asset Acquisition, the Company amended and restated the Revolver to add among other items, a $50,000 term loan, (the "Term Loan"). The terms and conditions of the amended and restated Revolver were substantially the same as those established on May 14, 1998. The Term Loan is payable in twenty-four quarterly installments increasing from $750 to $2,250 per quarter and a final payment due in the amount of $13,250 on September 8, 2004. The Term Loan bears interest at the same options as the Revolver. Availability under the Revolver at December 26, 1998 was $51,900.

     The IDFA variable rate demand Industrial Development Bonds (Shutters Project) Series 1989, were issued in December 1989, and mature on November 1, 2002. These bonds were repaid December 1, 1998 in preparation of the divestiture of Shutters. (See Note 13 for additional comments.)

     The IDFA variable rate demand Industrial Development Bonds (Selfix Project) Series 1990, were issued in September 1990, and mature on September 1, 2005. Interest is calculated based upon a weekly variable rate, and is paid monthly. Principal is payable in annual installments, due on December 1. The variable rate at December 26, 1998 was 4.2%, and at December 27, 1997 was 4.6%.

     Capital lease obligations include; (i) a lease agreement between one of the Company's subsidiaries and three related trusts for a manufacturing facility and the Company's corporate office; and (ii) starting in 1997, various equipment lease agreements. Lease payments to the trusts for buildings were $533, $519 and $467, in 1998, 1997 and 1996, respectively, and lease payments for machinery and equipment in 1998 were $160 and for 1997 were $140.

                       HOME PRODUCTS INTERNATIONAL, INC.

     The following schedule shows future minimum lease payments together with the present value of the payments for capital lease obligations.

Years ending:
     1999...................................................  $   484
     2000...................................................      473
     2001...................................................      460
     2002...................................................      431
     2003...................................................      417
     Thereafter.............................................    2,318
                                                              -------
                                                                4,583
     Less amount representing interest......................   (2,498)
                                                              -------
     Present value of minimum lease payments................  $ 2,085
                                                              =======
     Long-term portion......................................  $ 1,985
     Current portion........................................      100
                                                              -------
                                                              $ 2,085
                                                              =======

NOTE 10. COMMITMENTS AND CONTINGENCIES

     The Company leases certain manufacturing, warehouse space, office facilities and machinery under noncancellable operating leases, expiring at various dates through 2005. Future minimum lease payments amount to $1,900, and $2,020 for fiscal years 1999 and 2000, respectively. Rent expense under operating leases for 1998, 1997, and 1996, was $1,985, $1,184, and $354,
respectively.

NOTE 11. INCOME TAXES

     Significant components of the Company's deferred tax items as of December 26, 1998 and December 27, 1997 are as follows:

                                                               1998        1997
                                                              -------     ------
Deferred Tax Assets
  Inventory reserves and overhead capitalized for tax
     purposes...............................................  $ 4,160     $1,166
  Employee benefit expenses and other accruals..............    2,319        341
  Accounts receivable reserve...............................    3,194        423
  Capitalized lease treated as operating lease for tax
     purposes...............................................      358        378
  Accrued advertising, volume rebates and reserves for
     returns................................................    2,700        890
  Other accrued liabilities.................................    3,929      1,171
  Net operating loss carryforward...........................    4,568         --
                                                              -------     ------
Gross deferred tax assets...................................  $21,228     $4,369
                                                              -------     ------
Deferred Tax Liabilities
  Depreciation and amortization.............................    6,450        628
  Other.....................................................       30        275
                                                              -------     ------
Gross deferred tax liabilities..............................    6,480     $  903
                                                              -------     ------
Deferred tax assets net of deferred liabilities.............   14,748      3,466
Valuation allowance.........................................   (4,257)        --
                                                              -------     ------
Net deferred tax asset......................................  $10,491     $3,466
                                                              =======     ======

                       HOME PRODUCTS INTERNATIONAL, INC.

     In connection with the various acquisitions in 1998 deferred tax assets and liabilities were recorded through purchase accounting. Additionally, a valuation allowance in the amount of $4,257 was recorded through purchase accounting against a majority of the net operating loss obtained in the Seymour Acquisition. The valuation allowance is necessary due to the limited amount of the net operating loss carryforward that can be utilized each year.

     In fiscal 1997, the Company received a refund of approximately $330 relating to federal income taxes paid in prior years. Through the claim for refund filed, and the level of fiscal 1997 taxable income, the Company utilized all federal net operating loss carryforwards in fiscal 1997. Additionally in 1997, the Company eliminated the remainder of the valuation allowance against deferred tax assets.

     Income tax expense (benefit) is as follows:

                                                          1998       1997       1996
                                                         ------     -------     -----
Current -- before benefit from extraordinary charge
  U.S. federal.........................................  $3,998     $ 1,721     $   -
  Foreign..............................................      --          --       (10)
  State................................................   1,075         346        --
                                                         ------     -------     -----
                                                          5,073       2,067       (10)
                                                         ------     -------     -----
Deferred
  U.S. federal.........................................   1,528       1,422       266
  Increase (decrease) in valuation allowance...........      --      (3,143)     (256)
                                                         ------     -------     -----
                                                          1,528      (1,721)       10
                                                         ------     -------     -----
Income tax expense before benefit from extraordinary
  charge...............................................  $6,601     $   346     $  --
Current benefit from extraordinary charge for the early
  retirement of debt...................................  (3,633)         --        --
                                                         ------     -------     -----
          Total income tax expense.....................  $2,968     $   346     $  --
                                                         ======     =======     =====

     Income tax expense before benefit from extraordinary charge differs from amounts computed based on the U.S. federal statutory tax rate applied to earnings before tax as follows:

                                                          1998       1997       1996
                                                         ------     -------     -----
Computed at statutory U.S. federal income tax rate.....  $5,219     $ 2,683     $ 282
State income taxes, net of U.S. federal tax benefit....     709         383       (39)
Foreign sales corporation benefit......................    (100)         --        --
Tax exempt interest....................................      --          --       (12)
Exercise of Stock Options..............................     (22)        (34)       --
Non deductible goodwill................................     678          62        --
Other..................................................     117         395        25
Change in valuation allowance..........................      --      (3,143)     (256)
                                                         ------     -------     -----
                                                         $6,601     $   346     $  --
                                                         ======     =======     =====

NOTE 12. STOCK OPTIONS

     Under the 1987, 1991 and 1994 stock option plans as amended, (collectively, the "Stock Option Plan") key employees and certain key nonemployees were granted options to purchase shares of the Company's common stock. All stock option grants are authorized by the Compensation Committee of the Board of Directors, which is comprised of outside directors.

                       HOME PRODUCTS INTERNATIONAL, INC.

     All options granted subsequent to December 1997, with the exception of those granted to the Chief Executive Officer, vest within a four year period. Options granted prior to December 1997 vest over a five year period. The options granted to the Chief Executive Officer vest on an accelerated schedule in accordance with his employment contract. All options granted expire ten years from the date of grant.

     In 1997, the shareholders of the Company voted to increase the maximum number of shares of common stock which may be granted under the Stock Option Plan by 450,000 shares to a maximum available of 1,475,000. Shares available for future grant amounted to 11,612, 132,681 and 1,934 in 1998, 1997 and 1996,
respectively.

     SFAS No. 123, "Accounting for Stock-Based Compensation" encourages companies to adopt a fair value approach to valuing stock-based compensation that would require compensation cost to be recognized based upon the fair value of the stock-based instrument issued. The Company has elected, as permitted by SFAS No. 123, to apply the provisions of APB Opinion 25 "Accounting for Stock Based Compensation" and the related interpretations in accounting for stock option awards under the Stock Option Plan. Under APB Opinion 25, compensation expense is recognized if the market price on the date of grant exceeds the grant price. All options granted by the Company have been granted at or above market price on the date of grant, accordingly, no compensation cost has been recognized in the Company's financial statements. As required by SFAS 123, the Company has computed, for pro forma disclosure purposes, the value of options granted during fiscal years 1998 and 1997 using an option pricing model.

     Had compensation cost for the Company's 1998, 1997 and 1996 grants been determined using the fair values and considering the applicable vesting periods, the Company's reported results would have been reduced by $138 or $0.01 diluted earnings per share in 1998, by $600 or $0.11 diluted earnings per share in 1997 and by $242 or $0.06 diluted earnings per share in 1996. The average fair value of options granted in 1998 was $9.99, in 1997 was $10.17 and in 1996 was $4.95. The fair value of the options granted was determined using the Black-Scholes option pricing model based upon the weighted average assumptions of: (i) a dividend yield of 0% for 1998, 1997 and 1996; (ii) expected volatility of the market price of the Company's common stock of 44% for 1998, 43% for 1997 and 41% for 1996; (iii) a weighted-average expected life of the options of approximately five years, and (iv) weighted average risk free interest rates of 6.0% for fiscal 1998, 6.3% for fiscal 1997 and 6.5% for 1996.

     Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock based compensation plan.

                       HOME PRODUCTS INTERNATIONAL, INC.

     A summary of the transactions in the option plans is as follows:

                                                                              WEIGHTED
                                                                              AVERAGE
                                                                OPTIONS       EXERCISE
                                                              OUTSTANDING      PRICE
                                                              -----------     --------
Balance December 30, 1995...................................     598,527       $ 6.74
  Options granted...........................................     248,900         4.95
  Options exercised.........................................          --           --
  Options cancelled/forfeited...............................     (65,440)        6.20
                                                               ---------       ------
Balance at December 27, 1996................................     781,987         6.21
  Options granted...........................................     497,900        10.17
  Options exercised.........................................     (13,288)        4.58
  Options cancelled/forfeited...............................     (45,100)       10.38
                                                               ---------       ------
Balance at December 27, 1997................................   1,221,499         7.70
  Options granted...........................................     193,000         9.99
  Options exercised.........................................      (8,457)        6.28
  Options cancelled/forfeited...............................     (71,931)        5.58
                                                               ---------       ------
Balance at December 26, 1998................................   1,334,111       $ 8.15
                                                               =========

NOTE 13. SUBSEQUENT EVENTS

     Effective December 27, 1998 (fiscal 1999) the Company sold Shutters, Inc. ("Shutters") its home improvement products division. Proceeds from the sale were used to pay down debt. The anticipated gain on the sale will not be material to the Company on a consolidated basis. Shutters 1998 net sales were approximately 3% of consolidated net sales.

NOTE 14. SUBSIDIARY GUARANTEES OF SENIOR SUBORDINATED NOTES

     The $125,000 9.625% Senior Subordinated Notes due 2008 (the "Notes") are guaranteed by all subsidiaries other than inconsequential subsidiaries (the "Subsidiary Guarantors"). The guarantee obligations of the Subsidiary Guarantors are full, unconditional and joint and several. There are no restrictions on the ability of the Company's subsidiaries to declare and pay dividends or other distributions to the Company.

                       HOME PRODUCTS INTERNATIONAL, INC.

ITEM 8. QUARTERLY FINANCIAL INFORMATION -- UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           THIRTEEN    THIRTEEN     THIRTEEN      THIRTEEN
                                            WEEKS       WEEKS        WEEKS          WEEKS
                                            ENDED       ENDED        ENDED          ENDED
                  1998                     MARCH 28    JUNE 27    SEPTEMBER 26   DECEMBER 26
                  ----                     --------    --------   ------------   -----------
Net sales................................  $52,408     $54,985      $68,243        $76,793
Gross profit.............................   15,953      18,879       22,369         26,015
Earnings before extraordinary charge.....  $ 1,246     $ 3,029      $ 3,114        $ 1,361
Net earnings (loss)......................  $  (491)    $  (341)     $ 3,114        $ 1,361
Net earnings before extraordinary charge
  per common share -- basic..............  $  0.16     $  0.38      $  0.39        $  0.18
Net earnings before extraordinary charge
  per common share -- diluted............  $  0.15     $  0.37      $  0.38        $  0.17
Net earnings (loss) per common
  share -- basic.........................  $ (0.06)    $ (0.04)     $  0.39        $  0.18
Net earnings (loss) per common share --
  diluted................................  $ (0.06)    $ (0.04)     $  0.38        $  0.17
                                           -------     -------      -------        -------

                                           THIRTEEN    THIRTEEN     THIRTEEN      THIRTEEN
                                            WEEKS       WEEKS        WEEKS          WEEKS
                                            ENDED       ENDED        ENDED          ENDED
                  1997                     MARCH 29    JUNE 28    SEPTEMBER 27   DECEMBER 27
                  ----                     --------    --------   ------------   -----------
Net sales................................  $31,738     $33,023      $32,875        $31,688
Gross profit.............................    9,128      10,124       10,377         10,807
Net earnings (loss)......................    1,032       1,789        2,421          2,078
Net earnings (loss) per common
  share -- basic.........................  $  0.24     $  0.41      $  0.37        $  0.31
Net earnings (loss) per common share --
  diluted................................  $  0.23     $  0.40      $  0.36        $  0.30
                                           -------     -------      -------        -------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                 ON SCHEDULE II

Board of Directors
Home Products International Inc.

     We have audited in accordance with generally accepted auditing standards the consolidated financial statements of Home Products International, Inc. (formerly Selfix, Inc.) as of and for the fifty-two week periods ended December 26, 1998 and December 27, 1997 included in this Form 10-K, and have issued our report thereon dated February 5, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in Item 14(b) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Chicago, Illinois
February 5, 1999

                                                                     SCHEDULE II

                       HOME PRODUCTS INTERNATIONAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE FIFTY-TWO WEEKS ENDED DECEMBER 26, 1998,
                FOR THE FIFTY-TWO WEEKS ENDED DECEMBER 27, 1997,
                FOR THE FIFTY-TWO WEEKS ENDED DECEMBER 28, 1996

                                                                    ADDITIONS
                                                              ---------------------   DEDUCTIONS
                                                 BALANCE AT              CHARGED TO      (NET        BALANCE
                                                 BEGINNING    BALANCES   COSTS AND    WRITE-OFFS/    AT END
                                                 OF PERIOD    ACQUIRED    EXPENSES    RECOVERIES)   OF PERIOD
                                                 ----------   --------   ----------   -----------   ---------
                                                                        (IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS
December 26, 1998..............................    $1,716      $4,104      $2,169       $ (793)      $7,196
December 27, 1997..............................       901         659         499         (343)       1,716
December 28, 1996..............................     1,395          --         211         (705)         901
WARRANTY RESERVES
December 26, 1998..............................    $  272      $    -      $    -       $  (68)      $  204
December 27, 1997..............................       453          --          --         (181)         272
December 28, 1996..............................       495          --          --          (42)         453
INVENTORY RESERVES
December 26, 1998..............................    $1,367      $6,051      $2,517       $2,955       $6,980
December 27, 1997..............................       993         300         698         (624)       1,367
December 28, 1996..............................     2,411          --         678       (2,096)         993

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HOME PRODUCTS INTERNATIONAL, INC.

                                          By      /s/ JAMES R. TENNANT
                                            ------------------------------------
                                             James R. Tennant, Chief Executive
                                                           Officer

Date: March 24, 1999

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ JAMES R. TENNANT
-----------------------------------------------------
                  James R. Tennant                     Chairman of the Board and        March 24, 1999
                                                       Director

                /s/ JAMES E. WINSLOW
-----------------------------------------------------
                  James E. Winslow                     Executive Vice President, Chief  March 24, 1999
                                                       Financial Officer and Secretary

               /s/ CHARLES R. CAMPBELL
-----------------------------------------------------
                 Charles R. Campbell                   Director                         March 24, 1999

                  /s/ JOSEPH GANTZ
-----------------------------------------------------
                    Joseph Gantz                       Director                         March 24, 1999

                /s/ STEPHEN P. MURRAY
-----------------------------------------------------
                  Stephen P. Murray                    Director                         March 24, 1999

                 /s/ MARSHALL RAGIR
-----------------------------------------------------
                   Marshall Ragir                      Director                         March 24, 1999

              /s/ JEFFREY C. RUBENSTEIN
-----------------------------------------------------
                Jeffrey C. Rubenstein                  Director                         March 24, 1999

                 /s/ DANIEL B. SHURE
-----------------------------------------------------
                   Daniel B. Shure                     Director                         March 24, 1999

                 /s/ JOEL D. SPUNGIN
-----------------------------------------------------
                   Joel D. Spungin                     Director                         March 24, 1999