Form 10-Q
period 1999-03-27
HOME PRODUCTS INTERNATIONAL INC
filed 1999-05-11
CIK 814457

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
  [ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Period Ended March 27, 1999

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

                               Yes   X    No


 Common shares, par value $0.01, outstanding as of April 26, 1999 - 7,583,179

                      HOME PRODUCTS INTERNATIONAL, INC

                                    INDEX



                                                                      Page
                                                                     Number
                                                                     ------
       Part I.   Financial Information

                   Item 1.  Financial Statements

                             Condensed Consolidated Balance Sheets      3

                             Condensed Consolidated Statements of
                              Operations and Retained Earnings          4

                             Condensed Consolidated Statements of
                              Cash Flows                                5

                             Notes to Condensed Consolidated
                              Financial Statements                      6



                   Item 2.  Management's Discussion and Analysis
                             of Financial Condition and Results
                             of Operations                              8

                   Item 3.  Quantitative and Qualitative
                             Disclosures About Market Risk             13

      Part II.   Other Information

                   Items 1 through 5 are not applicable

                   Item 6.  Exhibits and Reports on Form 8-K.          15

      Signature                                                        15

  PART I  Financial Information
  ITEM 1. Financial Statements

                 HOME PRODUCTS INTERNATIONAL, INC.
               Condensed Consolidated Balance Sheets
                (in thousands, except share amounts)

                                                   March 27,  December 26,
                                                      1999        1998
                                                  (unaudited)
                                                    -------      -------
                       Assets
  Current assets:
    Cash and cash equivalents ...............      $ 11,904     $  4,986
    Accounts receivable, net ................        47,924       50,238
    Inventories, net ........................        26,891       25,296
    Prepaid expenses and other current assets         1,240        6,880
                                                    -------      -------
      Total current assets ..................        87,959       87,400
  Property, plant and equipment - at cost....        84,268       87,854
  Less accumulated depreciation and amortization    (25,040)     (27,654)
                                                    -------      -------
  Property, plant and equipment, net.........        59,228       60,200
  Intangible and other assets................       190,270      192,443
                                                    -------      -------
  Total assets...............................      $337,457     $340,043
                                                    =======      =======
        Liabilities and Stockholders' Equity
  Current liabilities:
    Current maturities of long-term obligations    $  3,549     $  3,549
    Accounts payable ........................        23,166       20,510
    Accrued liabilities .....................        34,932       35,664
                                                    -------      -------
      Total current liabilities .............        61,647       59,723
  Long-term obligations - net of current
   maturities................................       214,679      219,536
  Other liabilities..........................         2,814        2,783
  Stockholders' equity:
    Preferred Stock - authorized, 500,000
     shares, $.01 par value; - None issued..              -            -
    Common Stock - authorized 15,000,000 shares,
     $.01 par value; 8,043,041 shares issued at
     March 27, 1999 and 8,024,123 shares issued
     at December 26, 1998 ...................            80           80
    Additional paid-in capital ..............        48,529       48,455
    Retained earnings .......................        13,318       12,259
    Common stock held in treasury - at cost
     459,862 Shares at March 27, 1999
     376,462 Shares at December 26, 1998 .....       (3,459)      (2,642)
    Currency translation adjustments ........          (151)        (151)
                                                    -------      -------
      Total stockholders' equity ............        58,317       58,001
                                                    -------      -------
  Total liabilities and stockholders' equity.      $337,457     $340,043
                                                    =======      =======

  The accompanying notes are an integral part of the financial statements.

                      HOME PRODUCTS INTERNATIONAL, INC.
    Condensed Consolidated Statements of Operations and Retained Earnings
                                 (unaudited)
                  (in thousands, except per share amounts)

                                                       Thirteen Weeks Ended
                                                       March 27,  March 28,
                                                          1999      1998
                                                         ------    ------
  Net sales.............................               $ 67,799  $ 52,408
  Cost of goods sold....................                 45,177    36,455
                                                         ------    ------
     Gross profit ......................                 22,622    15,953
  Operating expenses
     Selling ...........................                  9,910     6,429
     Administrative ....................                  4,655     3,504
     Amortization of intangible assets .                  1,365       928
                                                         ------    ------
                                                         15,930    10,861
                                                         ------    ------
     Operating profit ..................                  6,692     5,092
                                                         ------    ------
  Other income (expense)
     Interest income ...................                     70        45
     Interest (expense) ................                 (4,954)   (3,006)
     Other, net ........................                     18        13
                                                         ------    ------
                                                         (4,866)   (2,948)
                                                         ------    ------
  Earnings before income taxes and extraordinary          1,826     2,144
   charge...............................
  Income tax (expense)..................                   (767)     (898)
                                                         ------    ------
  Earnings  before extraordinary charge.                  1,059     1,246
  Extraordinary charge for early retirement of
   debt, net of tax benefit of $1,258...                      -    (1,737)
                                                         ------    ------
  Net earnings (loss)...................                  1,059      (491)
  Retained earnings at beginning of period               12,259     8,616
                                                         ------    ------
  Retaining earnings at end of period...               $ 13,318  $  8,125
                                                         ======    ======

  Earnings before extraordinary charge,
   per common share - basic ...............            $   0.14  $   0.16
  Extraordinary charge for early retirement of
   debt, net of tax......................                     -     (0.22)
                                                         ------    ------
  Net earnings (loss) per common share - basic         $   0.14  $  (0.06)
                                                         ======    ======
  Earnings before extraordinary charge, per
   common share - diluted...............               $   0.13  $   0.15
  Extraordinary charge for early retirement of
   debt, net of tax.....................                      -     (0.21)
                                                         ------    ------
  Net earnings (loss) per common share -
   diluted..............................               $   0.13  $  (0.06)
                                                         ======    ======

  The accompanying notes are an integral part of the financial statements.

                      HOME PRODUCTS INTERNATIONAL, INC.
               Condensed Consolidated Statements of Cash Flows
                                 (unaudited)
                           (dollars in thousands)
                                                      Thirteen weeks Ended
                                                    March 27,       March 28,
                                                       1999            1998
                                                     -------         -------
  Operating activities:
   Net earnings (loss) ...................          $  1,059        $   (491)
   Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization ........             4,210           2,929
    Changes in assets and liabilities:
      Decrease in accounts receivable ....             1,262           2,807
      (Increase) in inventories ..........            (2,435)           (361)
      Decrease (increase) in prepaid expenses
       and other current assets ..........             5,604          (1,114)
      Increase in accounts payable .......             3,061           1,449
      (Decrease) in accrued liabilities ..              (205)         (4,290)
    Other operating activities, net ......              (381)          3,230
                                                     -------         -------
  Net cash provided by operating activities           12,175           4,159
                                                     -------         -------
  Investing activities:
   Seymour acquisition, net of cash acquired               -         (14,882)
   Proceeds on sale of business, net .....             4,692              -
   Proceeds from sale of building, net ...               977              -
   Capital expenditures, net .............            (5,326)         (4,034)
                                                     -------         -------
  Net cash used for investing activities..               343         (18,916)
                                                     -------         -------
  Financing activities:
   Payments on borrowings ................            (8,250)        (99,218)
   Net proceeds from borrowings and warrants           3,500         117,538
   Payment of capital lease obligation ...              (107)            (42)
   Purchase of treasury stock ............              (817)              -
   Exercise of stock options, issuance of common
    stock under stock purchase plan and other             74              59
                                                     -------         -------
  Net cash provided by financing activities           (5,600)         18,337
   Net increase in cash and cash equivalents           6,918           3,580
   Cash and cash equivalents at beginning of
    period ................................            4,986             583
                                                     -------         -------
   Cash and cash equivalents at end of period       $ 11,904        $  4,163

  Supplemental disclosures: Cash paid in the
   period for:
    Interest ..............................         $    635       $   2,686
                                                     -------         -------
    Income taxes, net .....................         $  1,525       $     905
                                                     -------         -------

   The accompanying notes are an integral part of the financial statements.

                      HOME PRODUCTS INTERNATIONAL, INC.

            Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)
         (dollars in thousands, except share and per share amounts)


  Note 1. Home Products International, Inc. (the "Company"), based in Chicago, is a leading designer, manufacturer and marketer of a broad range of value-priced, quality consumer houseware products. The Company's products are marketed principally through mass-market trade channels in the United States and internationally.

       The condensed consolidated financial statements include the accounts
  of  the  Company   and  its  subsidiary   companies.    All   significant
  intercompany transactions and balances have been eliminated.

       The unaudited condensed financial statements included herein as of and for the thirteen weeks ended March 27, 1999 and for the thirteen weeks ended March 28, 1998 reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position, the results of operations and cash flows. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's 1998 Annual Report on Form 10-K. The results for the interim periods presented are not necessarily indicative of results to be expected for the full year.

  Note 2. Effective December 27, 1998 (fiscal 1999) the Company sold Shutters, Inc. ("Shutters") its home improvement products division. Proceeds from the sale were used to pay down debt. On a consolidated basis, the gain on the sale was not material.

  Note 3.  Inventories are summarized as follows:


                                                  March 27,     December 26,
                                                    1999            1998
                                                   ------          ------

       Finished goods .....................       $16,521         $15,771
       Work-in-process ....................         3,875           3,487
       Raw materials ......................         6,495           6,038
                                                   ------          ------
                                                  $26,891         $25,296
                                                   ======          ======

  Note 4. The following information reconciles earnings per share - basic and earnings per share - diluted:

                                                 For the 13 Weeks Ended
                                                 March 27,   March 28,
                                                    1999        1998
                                                   ------      ------
  Net income before extraordinary charge          $ 1,059     $  (491)
                                                   ======      ======
  Weighted average common shares outstanding
    - basic.............................            7,661       7,929
  Stock options and warrants............              221         387
                                                   ------      ------
  Weighted average common shares outstanding
    - diluted...........................            7,882       8,316
                                                   ======      ======
  Net earnings (loss) per share - basic.          $  0.14     $ (0.06)
                                                   ======      ======
  Net earnings (loss) per share - diluted         $  0.13     $ (0.06)
                                                   ======      ======

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


  ITEM 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

       This commentary should be read in conjunction with the Company's consolidated financial statements and related footnotes and management's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-K for the year ended December 26, 1998.

  Third Quarter 1998 Acquisitions.

       The Company made two acquisitions within its third quarter of 1998 (the "Third Quarter 1998 Acquisitions") and the actual results have been combined with the Company's since the date of the respective acquisition. The Third Quarter 1998 Acquisitions are as follows:


                   Entity                         Date Acquired
                   ------                         -------------

  Tenex Corporation's consumer product
    storage line....................             August 14, 1998

  Prestige Plastics, Inc.*..........            September 8, 1998

  * Prestige Plastics, Inc. is comprised of two operating divisions; Anchor Hocking
  Plastics ("AHP") and Plastics, Inc.
  ("PI").

  Thirteen weeks ended March 27, 1999 compared to the thirteen weeks ended March 28, 1998.

       In the discussion and analysis that follows, all references to the first quarter of 1999 are to the thirteen week period ended March 27, 1999 and all references to the first quarter of 1998 are to the thirteen week period ended March 28, 1998. The following discussion and analysis compares the actual results for the first quarter of 1999 to the actual results for the first quarter of 1998 with reference to the following (in thousands, except per share amounts; unaudited):

                                              Thirteen weeks ended
                                        March 27, 1999      March 28, 1998
                                       ------    -----     ------    -----
Net sales..................           $67,799    100.0%   $52,408    100.0%
Cost of goods sold.........            45,177     66.6     36,455     69.6
                                       ------    -----     ------    -----
  Gross profit.............            22,622     33.4     15,953     30.4
Operating expenses.........            15,930     23.5     10,861     20.7
                                       ------    -----     ------    -----
  Operating profit.........             6,692      9.9      5,092      9.7

Interest expense...........            (4,954)    (7.2)    (3,006)    (5.7)
Other income...............                88      0.0         58      0.1
                                       ------    -----     ------    -----
  Earnings before income taxes          1,826      2.7      2,144      4.1

Income tax expense.........              (767)    (1.1)      (898)    (1.7)
                                       ------    -----     ------    -----
Earnings before extraordinary
 charge....................             1,059      1.6      1,246      2.4

Extraordinary charge for early
 retirement of debt, net of tax             -        -     (1,737)    (3.3)
                                       ------    -----     ------    -----
Net earnings (loss)........           $ 1,059      1.6%   $  (491)    (0.9)%
                                       ======    =====     ======    =====
Earnings before extraordinary
 charge per common share
  - basic...................          $  0.14             $  0.16
                                       ======              ======
Earnings before extraordinary
 charge per common share
  - diluted................           $  0.13             $  0.15
                                       ======              ======
Net earnings (loss) per share
  - basic..................           $  0.14             $ (0.06)
                                       ======              ======
Net earnings (loss) per share
  - diluted...............            $  0.13             $ (0.06)
                                       ======              ======
Weighted average common shares
  outstanding - basic......             7,661               7,929

Weighted average common shares
  outstanding - diluted....             7,882               8,316

       Net sales. Net sales of $67.8 million in the first quarter of 1999 increased $15.4 million, or 29.4%, from net sales of $52.4 million in the first quarter of 1998. The Third Quarter 1998 Acquisitions contributed $18.6 million to the increase and internal growth, excluding the Third Quarter 1998 Acquisitions, contributed $1.7 million, or 4.0%. The loss of sales to Caldor, a regional retailer in the northeast, due to their Chapter 7 bankruptcy filing and the divestiture of Shutters, Inc. combined to generate a decrease in net sales of $4.9 million.

       Net sales of storage products, including general storage, food storage and closet storage increased $10.2 million from first quarter 1998 net sales of $20.8 million to $31.0 million for the first quarter of 1999. The primary contributor to the increase was the Third Quarter 1998 acquisitions. The Third Quarter 1998 Acquisitions significantly increased the Company's presence in the general storage products category, more specifically rolling carts, stacking drawer systems and the food storage category. The food storage category was first added to the Company as a result of the September 1998 acquisition of AHP.

       Net sales of laundry and bathware products increased $.7 million from $29.9 million in the first quarter of 1998 to $30.6 million in the first quarter of 1999. The increase over the prior period is primarily attributable to additional shelf space obtained for the Company's Suction Lock bathware products. The increase was partially offset by a reduction in sales of wood and metal indoor dryers and safety gates, as well as the impact of 1998 sku rationalization efforts. Under performing and low margin sku's were eliminated in 1998, which negatively impacted 1999 net sales.

            Net sales of servingware products were $6.4 million for the first quarter of 1999. This product line was added to the Company's portfolio of products in September 1998 as a part of the Third Quarter 1998 Acquisitions.

            The divestiture of Shutters, Inc. in early 1999 generated a decrease to first quarter 1999 net sales of $1.9 million as compared to the first quarter of 1998.

       Gross profit. Gross profit increased from $16.0 million in the first quarter of 1998 to $22.6 million in the first quarter of 1999 while gross profit margins increased from 30.4% in the first quarter of 1998 to 33.4% in the first quarter of 1999. The major contributor to the margin improvement as compared to the prior year first quarter was a change in mix of laundry/bathware products sold. A reduction in the sales of lower margin dryers and safety gates and an increase in the sale of higher margin Suction Lock bathware products generated the majority of the improvement. Also contributing to the favorable margins was the prior year elimination of under performing sku's within all of the Company's product lines. The average cost of plastic resin, one of the company's primary raw materials, decreased as compared to the prior year first quarter; however, most of the savings have been passed along to customers in response to competitive pressures.

       Operating expenses. Operating expenses of $15.9 million in the first quarter of 1999 were up $5.0 million as compared to the first quarter of 1998. The increase in operating expenses is entirely related to the Third Quarter 1998 Acquisitions. Excluding the impact of amortization, operating expenses as a percent of net sales increased to 21.5% in 1999 from 19.0% in 1998. The increase as a percentage of net sales is primarily caused by the seasonality of the Third Quarter 1998 Acquisition's net sales. With net sales more heavily concentrated in the second and third quarters, first quarter 1999 fixed expenses are effectively leveraged over a smaller sales base. This trend should reverse over the course of 1999, as the fixed expenses are leveraged over a larger sales base. Amortization expense has increased from $0.9 million in 1998 to $1.4 million in 1999 as a result of goodwill created from the Third Quarter 1998 Acquisitions.

       Interest expense. Interest expense of $5.0 million for the first quarter of 1999 increased $2.0 million from $3.0 million in the first quarter of 1998. The issuance of approximately $95.0 million of debt in connection with the Third Quarter 1998 Acquisitions generated the majority of the increased interest expense between periods.

       Income tax expense. Income tax expense decreased by $.1 million to $.8 million for the first quarter of 1999 from $0.9 million in the first quarter of 1998. The Company's combined effective federal, state and foreign tax rate for both 1998 and 1999 was 42%, thus the decrease was the direct result of a change in pre tax income.

            Net earnings. The Company had net earnings of $1.1 million in the first quarter of 1999, or $0.13 per common share - diluted, based on 7,882,232 weighted average common shares outstanding. This compares to a net loss of $.5 million in the first quarter of 1998, or $0.06 per common share - diluted, based on 8,316,182 weighted average common shares outstanding. The decrease in weighted average common shares outstanding was primarily the result of 401,100 shares of treasury stock repurchased between October 1998 and the end of the first quarter of 1999. Also contributing to the decrease in weighted average shares outstanding was the impact of the decrease in the average price of the Company's common stock as compared to the first quarter of 1998 which reduced the number of equivalent shares from stock options.


            The first quarter of 1998 included an extraordinary charge of $1.7 million, net of tax, or $0.21 per share - diluted, related to the early retirement of debt.

  Capital Resources and Liquidity

            Cash on hand at March 27, 1999 was $11.9 million and cash provided by operations for the 13 weeks was $12.2 million. The large cash balance was primarily the result of three factors. First, the Company sold Shutters, Inc. in early 1999 and the cash portion of the proceeds received was $4.4 million. Secondly, HPI collected a receivable in the amount of $3.2 million from Newell Co. in February 1999 for reimbursement of costs incurred related to the closing of AHP's Ryan Street facility. Finally, HPI has been able to defer cash interest payments of $2.5 million for six months, from October and November 1998 until April and May 1999 because of the interest rate options selected under the terms of the Chase Credit Facility.

       HPI has paid down $4.9 million of debt in the 13 weeks ended March 27, 1999. Availability under the revolving credit facility at March 27, 1999 was $55.9 million. HPI was in compliance with all covenants as of March 27, 1999.

       HPI has spent a total of $0.8 million to purchase 83,400 shares of common stock in the 13 weeks ended March 27, 1999. Since the beginning of the stock repurchase plan, (October 1998) through April 21, 1999 HPI purchased a total of 578,450 shares at a total cost of $4.7 million. The average cost per share repurchased was $8.19/share.

       The Company believes its financing facilities together with its cash flow from operations will provide sufficient capital to fund operations, make the required debt repayments and meet anticipated capital spending needs.



  Year 2000 Compliance

       Many currently installed computer systems and software products are coded to only accept two-digit entries in the date code field and can not distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

       State of readiness. The Company has finalized its evaluation of the Year 2000 readiness (the "Project") of its information technology systems ("IT") and its non IT Systems, ("Non IT") such as building security, heating and cooling, telephones, voicemail, and other similar items. The Project will cover the following phases: (i) identification of all IT and non IT systems (completed), (ii) assessment of the repair or replacement requirements (completed), (iii) repair or replacement, (iv) testing,
  (v) implementation and (vi) creation of contingency plans in the event of year 2000 failures. The Company is scheduled to have reached Year 2000 compliance for all IT and non IT Systems prior to December 1999.

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

            Costs. To date, the Company has not incurred significant expenditures in connection with Year 2000 compliance issues. Management estimates that the Year 2000 compliance costs will be approximately $.25 million to $.75 million. Funds for the Year 2000 compliance will be obtained from current operations or the Company's revolving credit facility.

            Contingency plan. The Company has not yet finalized its Year 2000 contingency plan. The Company intends to finalize its contingency plan prior to December 1999. In addition, if further year 2000 compliance issues are discovered, the Company will evaluate the need for one or more contingency plans relating to such issues.


  Management Outlook and Commentary

       Some of the opportunities and strategic initiatives planned for the remainder of 1999 and beyond are as follows:

  * The Third Quarter 1998 Acquisitions have added significantly to the first quarter 1999 net sales. Net sales in the second quarter of 1999 should continue to benefit from these acquisitions.

  * Sales  of laundry,  bath and  storage products  have historically  been more heavily concentrated in the second and third quarters. This corresponds to the spring/summer wedding season, new home buying/building, consumer spring cleaning efforts and the back-to-school season. This trend should continue in 1999.

  * The Company has added 18 new injection molding machines at its Chicago facility. The new machines will allow for currently out-sourced production of certain storage products to be brought in-house. This initiative to bring in house production of certain stacking drawer systems is currently under way and should be completed by the end of the second quarter or early into the third quarter of 1999.

  * Construction of a new distribution center and warehouse space at the Company's Chicago manufacturing facility was started in late 1998 and is currently on schedule to be completed by the end of the second quarter of 1999. The addition of 100,000 square feet will provide additional square footage at favorable rates as compared to leasing.

  * A component of the Company's acquisition strategy is to combine acquired entities into existing operating platforms. The integration of the Third Quarter 1998 Acquisitions is almost complete, and should be finalized prior to the completion of the third quarter of 1999.

  * The cost of plastic resin, a significant raw material for the company, remains at depressed levels as compared to prior years; however, the Company has been forced to pass along a majority of the cost savings to its customers due to competitive pressures. This trend is expected to continue throughout 1999. If resin prices were to increase, there can be no assurance that such increase could be successfully passed along to the Company's customers.

  * The Company continues to explore the possibilities of expanding its manufacturing capabilities to the western region of the United States. If implemented, such expansion should result in incremental sales to the national mass market retailers.

  * Throughout the remainder of 1999 the Company will allocate resources to focus upon new product development (the Company's goal is 10%
    annual growth from new products and product line improvements), expansion of manufacturing capacity and organic sales growth.

  * The Company will continue to explore acquisitions that will be accretive to earnings. Management anticipates that the fragmented nature of the housewares industry will continue to provide significant opportunities for growth through strategic acquisitions of complementary businesses. Management intends to acquire businesses at attractive multiples of cash flow and achieve operational and distribution efficiencies through integration of complementary businesses.

  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

            For the 13 week period ended March 27, 1999, the Company did not experience any material changes in market risk exposure that affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the 52 week period ended December 26, 1998.


  Forward Looking Statements

            This quarterly report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Year 2000 Compliance", "Management Outlook and Commentary" and "Quantitative and Qualitative Disclosures about Market Risk" sections contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: (i) the anticipated effects of the Third Quarter 1998 Acquisitions on the Company's sales and earnings; (ii) the impact of the level of the Company's indebtedness; (iii) restrictive covenants contained in the Company's various debt documents; (iv) general economic conditions and conditions in the retail environment; (v) the Company's dependence on a few large customers; (vi) price fluctuations in the raw materials used by the Company (vii) competitive conditions in the Company's markets; (viii) the seasonal nature of the Company's business;
  (ix) the Company's ability to execute its acquisition strategy; (x) fluctuations in the stock market; (xi) the extent to which the Company is able to retain and attract key personnel; (xii) relationships with retailers; and (xiii) the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
  Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

  PART II  Other Information

       Item 6.  Exhibits and Reports on Form 8-K

       a)  Exhibit 27 - Financial Data Schedule

       b) Reports of Form 8-k. The Company issued one report on Form 8-k within the 13 weeks ended March 27, 1999 related to a stock buy back program authorized by the Board of Directors. The 8-k was filed on January 11, 1999.




       Pursuant to the requirements of the Securities Exchange Act of 1934,

  the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                          Home Products International, Inc.

                                By: /s/ James E. Winslow
                                    James E. Winslow
                                    Executive Vice President and
                                    Chief Financial Officer


  Dated:  May 11, 1999