Form 10-Q
period 1999-06-26
HOME PRODUCTS INTERNATIONAL INC
filed 1999-08-10
CIK 814457

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 10-Q

  (Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Period Ended June 26, 1999

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

  Common shares, par value $0.01, outstanding as of
  July 30, 1999  -  7,314,702

                     HOME PRODUCTS INTERNATIONAL, INC

                                  INDEX

                                                                  Page
                                                                 Number
                                                                 ------
    Part I.  Financial Information

             Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets              3

                Condensed Consolidated Statements of               4
                 Operations and Retained Earnings

                Condensed Consolidated Statements of Cash Flows    5

                Notes to Condensed Consolidated Financial
                 Statements                                        6

             Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results of Operations  8

             Item 3.  Quantitative and Qualitative
                 Disclosures About Market Risk                     17

    Part II. Other Information

             Items 1 through 3 and Item 5 are not applicable

             Item 4.  Submission of matters to a vote of
                 Security Holders.                                 18

             Item 6.  Exhibits and Reports on Form 8-K.            19

    Signature                                                      20

  PART I   Financial Information
           ITEM 1.  Financial Statements

                    HOME PRODUCTS INTERNATIONAL, INC.
                  Condensed Consolidated Balance Sheets
                   (in thousands, except share amounts)
                                                  June 26,     December 26
                                                    1999           1998
                                                (unaudited)
          Assets                                 -------          -------
  Current assets:
    Cash and cash equivalents .................. $  3,027        $  4,986
    Accounts receivable, net ...................   53,067          50,238
    Inventories, net ...........................   33,175          25,296
    Prepaid expenses and other current assets ..    1,995           6,880
                                                  -------         -------
      Total current assets .....................   91,264          87,400

  Property, plant and equipment - at cost.......   89,763          87,854
  Less accumulated depreciation and amortization  (27,835)        (27,654)
                                                  -------         -------
  Property, plant and equipment, net............   61,928          60,200
  Intangible and other assets...................  190,176         192,443
                                                  -------         -------
  Total assets.................................. $343,368        $340,043
                                                  =======         =======
      Liabilities and Stockholders' Equity
  Current liabilities:
    Current maturities of long-term obligations  $  3,549        $  3,549
    Accounts payable ...........................   21,923          20,510
    Accrued liabilities ........................   31,959          35,664
                                                  -------         -------
      Total current liabilities ................   57,431          59,723
  Long-term obligations - net of current
   maturities...................................  223,110         219,536
  Other liabilities.............................    2,845           2,783
  Stockholders' equity:
    Preferred Stock _ authorized, 500,000
     shares, $.01 par value; None issued .......        -               -
    Common Stock - authorized 15,000,000 shares,
     $.01 par value; 8,046,096 shares issued at
     June 26, 1999 and 8,024,123 shares issued
     at December 26, 1998 ......................       80              80
    Additional paid-in capital .................   48,652          48,455
    Retained earnings ..........................   16,977          12,259
    Common Stock held in treasury - at cost;
      703,894 shares June 26, 1999 and
      376,462 shares issued at December 26, 1998   (5,576)         (2,642)
    Currency translation adjustments ...........     (151)           (151)
                                                  -------         -------
      Total stockholders' equity ...............   59,982          58,001
                                                  -------         -------
  Total liabilities and stockholders' equity.... $343,368        $340,043
                                                  =======         =======
  The accompanying notes are an integral part of the financial statements.

                      HOME PRODUCTS INTERNATIONAL, INC.
  Condensed Consolidated Statements of Operations and Retained Earnings
                               (unaudited)
                 (in thousands, except per share amounts)
                                      Thirteen Weeks     Twenty-six Weeks
                                          Ended                Ended
                                    June 26,  June 27,   June 26,  June 27,
                                      1999      1998       1999      1998
                                     ------    ------    -------   -------
 Net sales .......................  $72,567   $54,985   $140,366  $107,393
 Cost of goods sold ..............   46,050    36,106     91,227    72,561
                                     ------    ------    -------   -------
    Gross profit .................   26,517    18,879     49,139    34,832

 Operating expenses
    Selling ......................    9,692     6,108     19,602    12,537
    Administrative ...............    4,311     3,392      8,966     6,896
    Amortization of intangible
     assets ......................    1,376       937      2,741     1,865
                                     ------    ------    -------   -------
                                     15,379    10,437     31,309    21,298
                                     ------    ------    -------   -------
    Operating profit .............   11,138     8,442     17,830    13,534
                                     ------    ------    -------   -------
 Other income (expense)
    Interest income ..............       34        10        104        55
    Interest (expense) ...........   (4,974)   (3,382)    (9,928)   (6,388)
    Other income, net ............       93        39        111        52
                                     ------    ------    -------   -------
                                     (4,847)   (3,333)    (9,713)   (6,281)
                                     ------    ------    -------   -------
 Earnings before income taxes and
  extraordinary charge ...........    6,291     5,109      8,117     7,253

 Income tax (expense) ............   (2,632)   (2,080)    (3,399)   (2,978)
                                     ------    ------    -------   -------
 Earnings before extraordinary
  charge .........................    3,659     3,029      4,718     4,275
 Extraordinary charge for early
  retirement of debt, net of tax
  benefit of $2,440 and
  $3,698 respectively ............        -    (3,370)         -    (5,107)
                                     ------    ------    -------   -------
 Net earnings (loss) .............    3,659      (341)     4,718      (832)
 Retained earnings at beginning of
  period .........................   13,318     8,125     12,259     8,616
                                     ------    ------    -------   -------
 Retaining earnings at end of
  period .........................  $16,977   $ 7,784   $ 16,977  $  7,784
                                     ======    ======    =======   =======

 Earnings before extraordinary
  charge, per common share - basic    $0.49     $0.38      $0.63     $0.54
 Extraordinary charge for early
  retirement of debt, net of tax .        -     (0.42)         -     (0.64)
                                     ------    ------    -------   -------
 Net earnings (loss) per common
  share - basic ..................     0.49     (0.04)      0.63     (0.10)
                                     ======    ======    =======   =======
 Earnings before extraordinary
  charge, per common share -
  diluted ........................     0.48      0.37       0.61      0.52
 Extraordinary charge for early
  retirement of debt, net of tax .        -     (0.41)         -     (0.62)
                                     ------    ------    -------   -------
 Net earnings (loss) per common
  share-diluted ..................  $  0.48   $ (0.04)  $   0.61  $  (0.10)
                                     ======    ======    =======   =======

  The accompanying notes are an integral part of the financial statements.

                    HOME PRODUCTS INTERNATIONAL, INC.
             Condensed Consolidated Statements of Cash Flows
                               (unaudited)
                          (dollars in thousands)
                                              Twenty-Six weeks Ended
                                               June 26,     June 27,
                                                 1999         1998
                                                ------       ------
  Operating activities:
   Net earnings (loss) ...................     $ 4,718      $  (832)
   Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and amortization ........       8,405        5,805
    Changes in assets and liabilities:
      (Increase) in accounts receivable ..      (3,883)      (3,176)
      (Increase) in inventories ..........      (8,726)      (3,159)
      Decrease in prepaid expenses and
       other current assets ..............       4,856        1,375
      Increase in accounts payable .......       1,818          974
      (Decrease) in accrued liabilities ..      (3,178)      (3,450)
    Other operating activities, net ......      (1,352)       3,609
                                                ------       ------
  Net cash provided by operating activities      2,658        1,146
                                                ------       ------
  Investing activities:
   Seymour acquisition, net of cash acquired         -      (14,882)
   Proceeds on sale of business, net .....       4,692            -
   Proceeds from sale of building, net ...         977            -
   Capital expenditures, net .............     (11,123)      (4,973)
                                                ------       ------
  Net cash used for investing activities..      (5,454)     (19,855)
                                                ------       ------
  Financing activities:
   Payments on term loan borrowings ......      (1,500)    (219,218)
   Net proceeds from term loan borrowings            -      237,498
   Net proceeds from borrowings under
    revolving line of credit .............       5,250        3,700
   Payment of capital lease obligation ...        (176)        (103)
   Purchase of treasury stock ............      (2,934)           -
   Exercise of stock options, issuance of
    common stock under stock purchase plan
    and other ............................         197           81
                                                ------       ------
  Net cash provided by financing activities        837       21,958
   Net (decrease) increase in cash and cash
    equivalents ...........................     (1,959)       3,249
   Cash and cash equivalents at beginning of
    period ................................      4,986          583
                                                ------       ------
   Cash and cash equivalents at end of
    period ................................    $ 3,027      $ 3,832
                                                ======       ======

  Supplemental disclosures: Cash paid in the
  period for:
   Interest ..............................     $ 9,589      $ 2,024
                                                ------       ------
   Income taxes, net .....................     $ 3,473      $   183
                                                ------       ------
   The accompanying notes are an integral part of the financial statements.


                    Home Products International, Inc.
           Notes to Condensed Consolidated Financial Statements
                               (unaudited)
                 (in thousands except per share amounts)


  Note 1. Home Products International, Inc. (the "Company"), based in Chicago, is a leading designer, manufacturer and marketer of a broad range of value-priced, quality consumer houseware products. The Company's products are marketed principally through mass market trade channels throughout the United States and internationally.

       The condensed consolidated financial statements include the accounts of the Company and its subsidiary companies. All significant intercompany transactions and balances have been eliminated.

       The unaudited condensed financial statements included herein as of June 26, 1999 and for the thirteen weeks and twenty-six weeks ended June 26, 1999 and June 27, 1998 reflect, in the opinion of the
  Company, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position, the results of operations and cash flows. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's 1998 Annual Report on Form 10-K. The results for the interim periods presented are not necessarily indicative of results to be expected for the full year.

  Note 2.  Inventories are summarized as follows:



                                                June 26,   December 26,
                                                  1999         1998
                                                 ------       ------

       Finished goods .....................     $22,868      $15,771
       Work-in-process ....................       3,349        3,487
       Raw materials ......................       6,958        6,038
                                                 ------       ------
                                                $33,175      $25,296
                                                 ======       ======

  Note 3. The following information reconciles earnings per share - basic and earnings per share - diluted:

                                      Thirteen Weeks    Twenty-six Weeks
                                          Ended              Ended
                                      --------------    ----------------
                                       June     June     June      June
                                        26,      27,      26,       27,
                                       1999     1998     1999      1998
                                       -----    -----    -----     -----
 Net earnings (loss)                  $3,659   $ (341)  $4,718    $ (832)

 Weighted average common shares
  outstanding basic ..............     7,400    7,947    7,536     7,938
 Stock options and warrants              163      336      192       362
                                       -----    -----    -----     -----
 Weighted average common shares
  outstanding diluted ............     7,563    8,283    7,728     8,300

 Net earnings (loss) per share -
  Basic                               $ 0.49   $(0.04)  $ 0.63    $(0.10)
 Net earnings (loss) per share -
  Diluted                             $ 0.48   $(0.04)  $ 0.61    $(0.10)


  Note 4. The provision for income taxes is determined by applying an estimated annual effective tax rate (federal, state and foreign combined) to income before taxes. The estimated annual effective income tax rate is based upon the most recent annualized forecast of pretax income and permanent book/tax differences.


  Note 5. Effective December 27, 1998 (fiscal 1999) the Company sold Shutters, Inc. ("Shutters") its home improvement products division. Proceeds from the sale were used to pay down debt. On a consolidated basis, the gain on the sale was not material.

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


                 Entity                     Date Acquired
                 ------                     -------------

  Tenex Corporation's consumer product
    storage line....................      August 14, 1998

  Prestige Plastics, Inc.*..........      September 8, 1998

  * Prestige Plastics, Inc. is
  comprised of two operating
  divisions; Anchor Hocking Plastics
  ("AHP") and Plastics, Inc. ("PI").

  Thirteen weeks ended June 26, 1999 compared to the thirteen weeks ended June 27, 1998

       In the discussion and analysis that follows, all references to the second quarter of 1999 are to the thirteen week period ended June 26, 1999 and all references to the second quarter of 1998 are to the thirteen week period ended June 27, 1998. The following discussion and analysis compares the actual results for the second quarter of 1999 to the actual results for the second quarter of 1998 with reference to the following (in thousands, except per share amounts; unaudited):

                                           Thirteen weeks ended
                                      June 26, 1999       June 27, 1998
                                    ------     -----      ------  -----
  Net sales.....................   $72,567     100.0%    $54,985  100.0%
  Cost of goods sold............    46,050      63.5      36,106   65.7
    Gross profit................    26,517      36.5      18,879   34.3
  Operating expenses............    15,379      21.2      10,437   18.9
    Operating profit............    11,138      15.3       8,442   15.4

  Interest expense..............    (4,974)     (6.9)     (3,382)  (6.2)
  Other income..................       127       0.2          49    0.1
    Earnings before income taxes     6,291       8.6       5,109    9.3

  Income tax (expense)..........    (2,632)     (3.6)     (2,080)  (3.8)

  Earnings before extraordinary
   charge.......................     3,659       5.0       3,029    5.5

  Extraordinary charge, net of          -         -       (3,370)  (6.1)
  tax...........................

  Net earnings (loss)...........    $3,659         5.0%  $  (341)  (0.6)%

  Earnings before extraordinary
  charge per share - basic......     $0.49                 $0.38

  Earnings before extraordinary
  charge per share - diluted....     $0.48                 $0.37

  Net earnings (loss) per share -
   basic........................     $0.49                ($0.04)

  Net earnings (loss) per share -
   diluted......................     $0.48                ($0.04)

  Weighted average common shares
    outstanding - basic.........     7,400                 7,947

  Weighted average common shares
    outstanding - diluted.......     7,563                 8,283

       Net sales. Net sales of $72.6 million in the second quarter of 1999 increased $17.6 million, or 32.0%, from net sales of $55.0 million in the second quarter of 1998. The Third Quarter 1998 Acquisitions contributed $21.9 million to the increase and internal growth, excluding the Third Quarter 1998 Acquisitions, contributed $1.5 million, or 3.0%. The loss of sales to Caldor, a regional retailer in the northeast, due to their Chapter 7 bankruptcy filing and the divestiture of Shutters, Inc. combined to generate a decrease in net sales of $5.8 million.

  Net sales of storage products, including general storage, food storage and closet storage increased $13.2 million from second quarter 1998 net sales of $19.5 million to $32.7 million for the second quarter of 1999. The primary contributor to the increase was the Third Quarter 1998 acquisitions. The Third Quarter 1998 Acquisitions significantly increased the Company's presence in the general storage products category, more specifically rolling carts, stacking drawer systems and the food storage category. The food storage product line was added to the Company's portfolio of products in September 1998 as a part of the

  Third Quarter 1998 Acquisitions.
  Net sales of laundry and bathware products decreased $1.7 million from $33.1 million in the second quarter of 1998 to $31.4 million in the second quarter of 1999. The decrease is primarily attributable to the loss of sales to Caldor, as well as the impact of 1998 sku rationalization efforts which eliminated under performing and low margin sku's.

       Net sales of servingware products were $8.5 million for the second quarter of 1999. This product line was added to the Company's portfolio of products in September 1998 as a part of the Third Quarter 1998 Acquisitions.

       The divestiture of Shutters, Inc. in early 1999 generated a decrease to second quarter 1999 net sales of $2.4 million as compared to the second quarter of 1998.

       Gross profit. Gross profit increased from $18.9 million in the second quarter of 1998 to $26.5 million in the second quarter of 1999 while gross profit margins increased from 34.3% in the second quarter of 1998 to 36.5% in the second quarter of 1999. The major contributor to the margin improvement as compared to the prior year second quarter was a change in mix of laundry/bathware products sold. A reduction in the sales of lower margin dryers and safety gates and an increase in the sale of higher margin Suction Lock bathware products generated the majority of the improvement. The second quarter of 1999 also benefited from the high margin on the servingware products. Further contributing to the favorable margins was the prior year elimination of under performing sku's within all of the Company's product lines.

       Operating expenses. Operating expenses of $15.4 million in the second quarter of 1999 were up $4.9 million as compared to the second quarter of 1998. The Third Quarter 1998 Acquisitions generated the majority of the increase in operating expenses as compared to the prior period.

       Interest expense. Interest expense of $5.0 million in the second quarter of 1999 increased $1.6 million from $3.4 million in the second quarter of 1998. The issuance of $95.0 million of debt in connection with the Third Quarter 1998 Acquisitions generated the increased interest expense between periods.

       Income tax expense. Income tax expense increased by $0.5 million to $2.6 million for the second quarter of 1999 from $2.1 million in the second quarter of 1998. Income taxes have been accrued based upon an estimated tax rate for 1999.

       Earnings before extraordinary charge. Earnings before extraordinary charge increased to $3.7 million in the second quarter of 1999 from second quarter 1998 earnings before extraordinary charge of $3.0 million. Diluted earnings per share before extraordinary charge in the second quarter of 1999 were $0.48 per common share based on 7,563 weighted average common shares outstanding as compared to diluted earnings per share before extraordinary charge in the second quarter of 1998 of $0.37 per common share based on 8,283 weighted average common shares outstanding. The decrease in weighted average common shares outstanding was primarily the result of treasury stock purchased.

       Extraordinary charge. In the second quarter of 1998 an extraordinary charge, net of tax, for the early retirement of debt in the amount of $3.4 million, or $0.41 per common share - diluted was recorded to write off deferred financing charges associated with a prior credit facility. In May, 1998 the Company refinanced its debt requiring the write-off of previously capitalized costs.

       Net earnings. The second quarter 1999 generated net income of $3.7 million, or $0.48 per common share - diluted as compared to a net loss of $0.3 million, or $0.04 per common share - diluted in the second quarter of 1998.

  Twenty-six weeks ended June 26, 1999 compared to the twenty-six weeks ended June 27, 1998

       The following discussion and analysis compares the actual results for the twenty-six weeks ended June 26, 1999 to the actual results for the twenty-six weeks ended June 27, 1998 with reference to the following (in thousands, except per share amounts; unaudited):

                                      Twenty-six weeks ended
                                    June 26, 1999     June 27, 1998
                                   -------   -----   -------   -----
  Net sales.....................  $140,366  100.0%  $107,393   100.0%

  Cost of goods sold............    91,227   65.0     72 561    67.6
    Gross profit................    49,139   35.0     34,832    32.4
  Operating expenses............    31,309   22.3     21,298    19.8
    Operating profit............    17,830   12.7     13,534    12.6

  Interest expense..............    (9,928)  (7.1)    (6,388)   (5.9)
  Other income..................       215    0.2        107     0.1
    Earnings before income           8,117    5.8      7,253     6.8
  taxes.........................

  Income tax (expense)..........    (3,399)  (2.4)    (2,978)   (2.8)

  Earnings before extraordinary
   charge........................    4,718    3.4      4,275     4.0

  Extraordinary charge, net of
   tax...........................        -      -     (5,107)   (4.8)

  Net earnings (loss)...........  $  4,718   3.4%    $  (832)   (0.8)%

  Earnings before extraordinary
  charge per share - basic.....   $   0.63           $  0.54

  Earnings before extraordinary
  charge per share - diluted ...  $   0.61           $  0.52

  Net earnings (loss) per share
   - basic......................  $   0.63           $ (0.10)

  Net earnings (loss) per share
   - diluted....................  $   0.61           $ (0.10)

  Weighted average common
   shares outstanding - basic...     7,536             7,938

  Weighted average common
   shares  outstanding - diluted     7,728             8,300

       Net sales. Net sales of $140.4 million in 1999 increased $33.0 million, or 30.7%, from net sales of $107.4 million in 1998. The Third Quarter 1998 Acquisitions contributed $40.5 million to the increase and internal growth, excluding the Third Quarter 1998 Acquisitions, contributed $3.2 million, or 3.0%. The loss of sales to Caldor, a regional retailer in the northeast, due to their Chapter 7 bankruptcy filing and the divestiture of Shutters, Inc. combined to generate a decrease in net sales of $10.7 million.

  Net sales of storage products, including general storage, food storage and closet storage increased $23.4 million from 1998 net sales of $40.3 million to $63.7 million for 1999. The primary contributor to the increase was the Third Quarter 1998 acquisitions.

  Net sales of laundry and bathware products decreased $0.9 million from $62.8 million in 1998 to $61.9 million in 1999. The decrease is primarily attributable to the impact of 1998 sku rationalization efforts which eliminated under performing and low margin sku's.

       Net sales of servingware products were $14.8 million for 1999. This product line was added to the Company's portfolio of products in September 1998 as a part of the Third Quarter 1998 Acquisitions.

       The divestiture of Shutters, Inc. in early 1999 generated a decrease to 1999 net sales of $4.3 million as compared to 1998.

       Gross profit. Gross profit increased from $34.8 million in 1998 to $49.1 million in 1999 while gross profit margins increased from 32.4% in 1998 to 35.0% in 1999. The major contributor to the margin improvement as compared to the prior year was a change in mix of laundry/bathware products sold. A reduction in the sales of lower margin dryers and safety gates and an increase in the sale of higher margin Suction Lock bathware products generated the majority of the improvement. 1999 also benefited from the high margin on the servingware products. Further contributing to the favorable margins was the prior year elimination of under performing sku's within all of the Company's product lines.

       Operating expenses. Operating expenses of $31.3 million in 1999 were up $10.0 million as compared to 1998. The Third Quarter 1998 Acquisitions generated the majority of the increase in operating expenses as compared to the prior period.

       Interest expense. Interest expense of $9.9 million in 1999 increased $3.5 million from $6.4 million in 1998. The issuance of $95.0 million of debt in connection with the Third Quarter 1998 Acquisitions generated the increased interest expense between periods.

       Income tax expense. Income tax expense increased by $0.4 million to $3.4 million for 1999 from $3.0 million in 1998. Income taxes have been accrued based upon the estimated tax rate for 1999.

       Earnings before extraordinary charge. Earnings before extraordinary charge increased to $4.7 million in 1999 from 1998 earnings of $4.3 million. Diluted earnings per share before extraordinary charge for the twenty-six weeks ended June 26, 1999 were $0.61 per common share based on 7,728 weighted average common shares outstanding as compared to diluted earnings per share before extraordinary charge for the twenty-six weeks ended June 27, 1998 of $0.52 per common share based on 8,300 weighted average common shares outstanding. The decrease in weighted average common shares outstanding was primarily the result of treasury stock purchased.

       Extraordinary charge. In the twenty-six weeks ended June 27, 1998 an extraordinary charge, net of tax, for the early retirement of debt of $5.1 million, or $0.62 per common share - diluted was recorded to write off deferred financing charges associated with prior credit facilities.

       Net earnings. Net income in the amount of $4.7 million, or $0.61 per common share - diluted, based upon 7,728 weighted average common shares outstanding was recorded in the twenty-six weeks ended June 26, 1999. This compares to a net loss of $0.8 million, or $0.10 per common share - diluted in 1998 based on 8,300 weighted average common shares outstanding.


  Capital Resources and Liquidity

       Cash and cash equivalents at June 26, 1999 were $3.0 million and cash generated from operations in the twenty-six weeks ended June 26, 1999 were $2.7 million. Availability under the revolving credit facility at June 26, 1999 was $46.7 million. HPI was in compliance with all covenants as of June 26, 1999.

  HPI has spent a total of $2.9 million to purchase 327,432 shares of common stock in the twenty-six weeks ended June 26, 1999. Since the beginning of the stock repurchase plan, (October 1998) through June 26, 1999 HPI purchased a total of 645,132 shares at a total cost of $5.3 million. The average cost per share repurchased was $8.23/share.

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

  State of readiness. The Company has finalized its evaluation of the Year 2000 readiness (the "Project") of its information technology systems ("IT") and its non IT Systems, ("Non IT") such as building security, heating and cooling, telephones, voicemail, and other similar items. The Project will cover the following phases: (i) identification of all IT and non IT systems (completed), (ii) assessment of the repair or replacement requirements (completed),
  (iii) repair or replacement (in  process), (iv) testing (in  process),
  (v) implementation (in process) and (vi) creation of contingency plans in the event of year 2000 failures (in process). The Company is scheduled to have reached Year 2000 compliance for all IT and non IT Systems prior to December 31, 1999.

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

  Management Outlook and Commentary

  Some of the opportunities and strategic initiatives planned for the remainder of 1999 and beyond are as follows:

  * On July 27, 1999 the Company announced a restructuring program, whereby it will consolidate its Tamor and Selfix-Seymour operating divisions into a single unified entity. It is anticipated that this restructuring will result in annual pre-tax savings of $3.0 to $4.0 million. In connection with the restructuring, the Company has projected that it will record a $13.0 to $15.0 million pre-tax charge in the third quarter of 1999.

  * In  conjunction with  the restructuring  program, the  Company  also announced the creation of a new brand name, HOMZ. All products from the Company will be marketed under this new brand name, except servingware products.

  * The Third Quarter 1998 Acquisitions have added significantly to  the
    second quarter 1999 net sales.   Net sales in the remainder of  1999
    should continue to benefit from these acquisitions.

  * Sales of laundry, bath and storage products have historically been more heavily concentrated in the second and third quarters. This corresponds to the spring/summer wedding season, new home buying/building, consumer spring cleaning efforts and the back-to-school season. This trend should continue in 1999.

  * Construction of a new distribution center and warehouse space at the Company's Chicago manufacturing facility was completed at the close of the second quarter of 1999. This addition of 100,000 square feet provided additional square footage at favorable rates as compared to renting.

  * The cost of plastic resin, a significant raw material for the company, remains at depressed levels as compared to prior years; however, the Company has been forced to pass along a majority of the cost savings to its customers due to competitive pressures. This trend is beginning to reverse as resin prices have begun to increase as compared to the first half of 1999. If resin prices continue to increase, there can be no assurance that such increase could be successfully passed along to the Company's customers.

  * The Company has begun construction of a 400,000 square foot manufacturing and warehouse facility in El Paso, TX which should be completed in mid 2000. This facility will be leased by the Company. This facility will enable the Company to tap into markets located in the Southwest which were previously cost prohibitive to enter.

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


  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

       For the 26 week period ended June 26, 1999, the Company did not experience any material changes in market risk exposure that affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the 52 week period ended December 26, 1998.

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

  PART II   Other Information

        ITEM 4.  Submission of matters to a vote of Security Holders.
  ______________________________________________________________________
  (a) and (c).   The Company held its annual meting of stockholders on
  May 19, 1999 and the following matters were voted on at that meeting:

  1. The election of the following directors, who will serve until their successors are elected and qualified, or their earlier death or resignation:
                                                             Broker
            Director                 For      Withheld     Non-Votes
            --------                 ---      --------     ---------
         Charles R. Campbell     7,347,740     35,163          0
         Joseph Gantz            7,340,900     42,003          0
         Stephen Murray          7,341,900     41,003          0
         Marshall Ragir          7,346,690     36,213          0
         Jeffrey C. Rubenstein   7,347,580     35,323          0
         Daniel B. Shure         7,348,990     33,913          0
         Joel D. Spungin         7,346,740     36,163          0
         James R. Tennant        7,347,685     35,218          0

  1. The adoption of the 1999 Performance Incentive Plan was approved by the stockholders. The voting was as follows: FOR, 3,736,837; AGAINST 2,361,422; ABSTAIN 60,935 and BROKER NON-
        VOTE 1,223,709.

  2. The adoption of the 1999 Directors Restricted Stock Plan was approved by the stockholders. The voting was as follows: FOR 5,281,721; AGAINST 644,778; ABSTAIN 232,695; and BROKER NO-VOTE 1,223,709.

  ITEM 6.   Exhibits and Reports on Form 8-K

        (a)       Exhibits


            Exhibit           Description
            Number
            ------  -----------------------------------
              27    Financial Data Schedule (only filed
                    electronically with S.E.C.)

              (b)   Reports on Form 8-K - not applicable

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


  Dated:  August 10, 1999