Form 10-Q
period 1999-09-25
HOME PRODUCTS INTERNATIONAL INC
filed 1999-11-09
CIK 814457

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

(Mark One)
  [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Period Ended September 25, 1999

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


  Common shares, par value $0.01, outstanding as of October 31, 1999  -
  7,223,702

                     HOME PRODUCTS INTERNATIONAL, INC

                                  INDEX


                                                                  Page
                                                                 Number
     Part I.  Financial Information                              ------

                Item 1. Financial Statements

                        Condensed Consolidated Balance Sheets        3

                        Condensed Consolidated Statements of
                         Operations and Retained Earnings            4

                        Condensed Consolidated Statements of
                         Cash Flows                                  5

                        Notes to Condensed Consolidated
                         Financial Statements                        6



                Item 2. Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations                                 10

                Item 3. Quantitative and Qualitative
                         Disclosures About Market Risk              19


     Part II. Other Information

                Items 1 through 5 are not applicable

                Item 6. Exhibits and Reports on Form 8-K            19

     Signatures                                                     20

  PART I  Financial Information
          ITEM 1.  Financial
          Statements

                    HOME PRODUCTS INTERNATIONAL, INC.
                  Condensed Consolidated Balance Sheets
                   (in thousands, except share amounts)

                                               September 25,   December 26,
                                                   1999           1998
                                                (unaudited)
                                                  -------        -------
                      Assets
  Current assets:
    Cash ....................................... $  3,286       $  4,986
    Accounts receivable, net ...................   54,790         50,238
    Inventories, net ...........................   28,616         25,296
    Prepaid expenses and other current assets ..    1,703          6,880
                                                  -------        -------
      Total current assets .....................   88,395         87,400

  Property, plant and equipment - at cost.......   97,038         87,854
  Less accumulated depreciation.................  (29,601)       (27,654)
  Property, plant and equipment, net............   67,437         60,200
  Intangible and other assets...................  188,696        192,443
                                                  -------        -------
  Total assets.................................. $344,528       $340,043
                                                  =======        =======
  Liabilities and Stockholders' Equity
  Current liabilities:
    Current maturities of long-term obligations  $  5,558       $  3,549
    Accounts payable ...........................   27,852         20,510
    Accrued liabilities ........................   39,023         35,664
                                                  -------        -------
      Total current liabilities ................   72,433         59,723
  Long-term obligations - net of current
   maturities...................................  215,312        219,536
  Other liabilities.............................    2,876          2,783
  Stockholders' equity:
    Preferred Stock - authorized, 500,000
     shares, $.01 par value; None issued .......       -              -
    Common Stock - authorized 15,000,000 shares,
     $.01 par value; 8,046,096 shares issued at
     September 25, 1999 and 8,024,123 shares
     issued at December 26, 1998 ...............       81             80
    Additional paid-in capital .................   48,790         48,455
    Retained earnings ..........................   11,564         12,259
    Common Stock held in treasury - at cost;
      822,394 shares September 25, 1999 and
      376,462 shares issued at December 26, 1998   (6,528)        (2,642)
    Currency translation adjustments ...........       -            (151)
                                                  -------        -------
      Total stockholders' equity ...............   53,907         58,001
                                                  -------        -------
  Total liabilities and stockholders' equity.... $344,528       $340,043
                                                  =======        =======

  The accompanying notes are an integral part of the financial statements.

                    HOME PRODUCTS INTERNATIONAL, INC.
  Condensed Consolidated Statements of Operations and Retained Earnings
                               (unaudited)
                 (in thousands, except per share amounts)
                                     Thirteen Weeks       Thirty-nine
                                         Ended            Weeks Ended
                                  -------------------  ------------------
                                  Sept 25,   Sept 26,  Sept 25,  Sept 26,
                                    1999       1998      1999      1998
                                    ------   ------     -------   -------
 Net sales ......................  $79,737  $68,243    $220,103  $175,637

 Cost of goods sold .............   52,917   45,874     144,144   118,435
 Special charge .................    8,947      -         8,947       -
                                    ------   ------     -------   -------
    Gross profit ................   17,873   22,369      67,012    57,202

 Operating expenses
    Selling .....................   10,491    8,182      30,093    20,720
    Administrative ..............    3,840    3,817      12,806    10,713
    Amortization of intangible
     assets .....................    1,341    1,203       4,082     3,068
    Restructuring and other
     charges ....................    5,610      -         5,610       -
    Other nonrecurring charges .       443      -           443       -
                                    ------   ------     -------   -------
                                    21,725   13,202      53,034    34,501
                                    ------   ------     -------   -------
    Operating profit ............   (3,852)   9,167      13,978    22,701

 Other income (expense)
    Interest income .............       39       41         143        96
    Interest (expense) ..........   (5,091)  (3,872)    (15,019)  (10,260)
    Other income (expense), net .      128        1         239        53
                                    ------   ------     -------   -------
                                    (4,924)  (3,830)    (14,637)  (10,111)
                                    ------   ------     -------   -------
 Earnings (loss) before income
  taxes and extraordinary charge    (8,776)   5,337        (659)   12,590

 Income tax benefit (expense) ...    3,363   (2,223)        (36)   (5,201)
                                    ------   ------     -------   -------
 Earnings (loss) before
  extraordinary charge ..........   (5,413)   3,114        (695)    7,389

 Extraordinary charge for early
 retirement of debt, net of tax
  benefit of $3,698 .............      -        -           -      (5,107)
                                    ------   ------     -------   -------
 Net earnings (loss) ............   (5,413)   3,114        (695)    2,282
 Retained earnings at beginning
  of period .....................   16,977    7,784      12,259     8,616
                                    ------   ------     -------   -------
 Retained earnings at end of
  period ........................  $11,564  $10,898    $ 11,564  $ 10,898
                                    ======   ======     =======   =======

 Net earnings (loss) per common
 share - basic                      ($0.74) $  0.39      ($0.09) $   0.29
                                    ======   ======     =======   =======
 Net earnings (loss) per common
 share-diluted ..................   ($0.74) $  0.38      ($0.09) $   0.28
                                    ======   ======     =======   =======

  The accompanying notes are an integral part of the financial statements.

                    HOME PRODUCTS INTERNATIONAL, INC.
             Condensed Consolidated Statements of Cash Flows
                               (unaudited)
                              (in thousands)
                                              Thirty-nine Weeks Ended
                                                Sept 25,     Sept 26,
                                                  1999         1998
                                                 ------      -------
  Cash flows from operating activities:
   Net earnings (loss) .......................  $  (695)    $  2,282
   Adjustments to reconcile net earnings to
    Net cash provided (used) by operating
    activities:
    Depreciation and amortization ............   12,021        9,314
    Changes in assets and liabilities:
      (Increase) in accounts receivable ......   (5,604)      (9,755)
      (Increase) decrease in inventories .....   (4,160)       1,854
      Decrease (increase) in prepaids and other
       current assets ........................    5,141       (2,023)
      Increase in accounts payable ...........    7,747        3,061
      (Increase) decrease  in accrued
      liabilities ............................     (156)       3,596
    Other operating activities, net ..........   (1,698)       5,604
                                                 ------      -------
  Net cash provided  by operating activities..   12,596       13,933
                                                 ------      -------
  Cash flows from investing activities:
   Proceeds on sale of business ..............    4,692           -
   Proceeds on sale of building ..............      977           -
   Seymour acquisition, net of cash acquired .       -       (14,882)
   Tenex acquisition, net of cash acquired  ..       -       (16,725)
   Prestige Plastics acquisition, net of cash
    acquired .................................       -       (78,321)
   Capital expenditures ......................  (14,061)      (7,729)
                                                 ------      -------
  Net cash (used) for investing activities....   (8,392)    (117,657)
                                                 ------      -------
  Cash flows from financing activities:
   Payments on borrowings ....................   (2,250)    (219,218)
   Net proceeds from borrowings and warrants .      -        286,672
   Net proceeds from borrowings under revolving
    line of credit ............................     300       41,931
   Purchase of treasury stock .................  (3,886)         -
   Payment of capital lease obligation ........    (265)        (184)
   Exercise of common stock options and
    issuance of common stock under stock
    purchase plan ............................      197          211
                                                 ------      -------
  Net cash provided (used) by financing
   activities.................................   (5,904)     109,412
                                                 ------      -------
   Net increase in cash and cash equivalents .   (1,700)       5,688
   Cash and cash equivalents at beginning of
    period ...................................    4,986          583
                                                 ------      -------
   Cash and cash equivalents at end of period   $ 3,286     $  6,271
                                                 ======      =======

  Supplemental disclosures of cash flow
   information:
  Cash paid during the period for:
   Interest ..................................  $10,698     $    359
   Income taxes ..............................    3,478          817

  The accompanying notes are an integral part of the financial statements.


                    HOME PRODUCTS INTERNATIONAL, INC.
          Notes to Condensed Consolidated Financial Statements
                               (Unaudited)
                 (in thousands except per share amounts)


  Note 1. Home Products International, Inc. (the "Company"), based in Chicago, is a leading designer, manufacturer and marketer of a broad range of value-priced, quality consumer housewares products. The Company's products are marketed principally through mass market trade channels throughout the United States and internationally.

       The condensed consolidated financial statements include the accounts of the Company and its subsidiary companies. All significant intercompany transactions and balances have been eliminated.

       The unaudited condensed consolidated financial statements included herein as of September 25, 1999 and for the thirteen and thirty-nine weeks ended September 25, 1999 and September 26, 1998 reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position, the results of operations and cash flows. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's 1998 Annual Report on Form 10-K. The
  results for the interim periods presented are not necessarily indicative of results to be expected for the full year.

  Note 2.  Inventories are summarized as follows:


                                            September    December
                                            25, 1999     26, 1998
                                             ------        ------

       Finished goods ...................   $17,715       $15,771
       Work-in-process ..................     3,829         3,487
       Raw materials ....................     7,072         6,038
                                             ------        ------
                                            $28,616       $25,296

  Note 3. The following information reconciles earnings per share - basic and earnings per share - diluted:


                                      Thirteen Weeks    Thirty-nine Weeks
                                          Ended               Ended
                                    -----------------   -----------------
                                    Sept 25, Sept 26,   Sept 25, Sept 26,
                                      1999     1998       1999     1998
                                     ------    -----    ------     -----
 Net earnings (loss) .............  $(5,413)  $3,114   $  (695)   $2,282

 Weighted average common shares
  outstanding - basic ............    7,272    7,961     7,465     7,946
 Impact of stock options and
  warrants .......................      197      211       185       311
                                     ------    -----    ------     -----
 Weighted average common shares
  outstanding - diluted ..........    7,469    8,172     7,650     8,257
                                     ======    =====    ======     =====
 Net earnings (loss) per share -
  basic ..........................   $(0.74)   $0.39    $(0.09)    $0.29

 Net earnings (loss) per share -
  diluted ........................   $(0.74)   $0.38    $(0.09)    $0.28


       As a result of the net loss in the thirteen and thirty-nine week periods ended September 25, 1999, the basic weighted average shares outstanding value is used for both the basic and diluted calculation to prevent diluted earnings per share from being antidilutive.



  Note 4. The provision for income taxes is determined by applying an estimated annual effective tax rate (federal, state and foreign combined) to income before taxes. The estimated annual effective income tax rate is based upon the most recent annualized forecast of pretax income and permanent book/tax differences.

  Note 5.  Special, restructuring and other nonrecurring charges

                                        Expected   Non cash
                                          Cash      charge    Totals
                                         charge
                                         -------   -------   -------
  Cost of
  goods sold:

  Special      SKU reduction and
  charges:     inventory adjustments    $  1,515  $  5,555  $  7,070

               Production and
               distribution facilities       830       149       979

               Discontinued molds              -       898       898
                                         -------   -------   -------
                    Subtotal            $  2,345  $  6,602  $  8,947

  Operating Exp.:

  Restructuring
  and other
  charges      Employee related costs   $  1,369  $     -   $  1,369

               Write-off of assets           166     3,557     3,723

               Transaction costs             444        74       518
                                         -------   -------   -------
                    Subtotal            $  1,979  $  3,631  $  5,610

  Other
  nonrecurring
  charges      Employee related costs   $    293   $    -   $    293

               HOMZ brand                    150        -        150
                                         -------   -------   -------
                    Subtotal            $    443   $    -   $    443
                                         -------   -------   -------
                    Total Charges       $  4,767  $ 10,233  $ 15,000

                    Tax benefit - 40%                         (6,000)
                                                             -------
                    Net (benefit) charge                    $  9,000

       In July 1999, the Company announced a restructuring plan to further maximize its marketing and operational productivity and to further strengthen relationships with its key retail partners. The major elements of the restructuring focus on a newly created national branding strategy, elimination of low volume stock keeping units, (sku's) and the consolidation of sales, marketing and administrative functions. The Company's commitment is to become a "one company, one brand" supplier to its customers.

       When fully implemented all products will go to market under the HOMZ brand. Along with this change, the Company has consolidated its Tamor and Selfix-Seymour operations into a unified entity. This change has resulted in the downsizing of certain duplicated functions, such as the selling, marketing and administrative departments.

       During the Company's third quarter, management began to implement the restructuring plan. Accordingly, special, restructuring and other nonrecurring charges (cumulatively the "Charges") were determined and recorded.

       As a part of the restructuring, an extensive product line and sku review was performed. As a result, approximately one-third of the company's total sku's (representing less than 10% of consolidated sales) have been eliminated.

       The utilization of reserves established in connection with the Charges in Q3 1999 was as follows (before tax benefit):

                              Q3        Activity in     Reserve Balance
                          1999 Charge     Q3 1999      at Sept. 25, 1999
                           -------         ------           ------
  Inventory               $  7,070        $   806          $ 6,264

  Molds                        898            402              496

  Plant and facilities         979             -               979

  Asset write-offs           3,723          3,150              573

  Employee costs             1,662            631            1,031

  Other                        668            224              444
                           -------         ------           ------
                          $ 15,000      $   5,213         $  9,787

  ITEM 2.Management's Discussion and Analysis of Financial Condition and Results of Operations


       This commentary should be read in conjunction with the Company's consolidated financial statements and related footnotes and management's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-K for the year ended December 26, 1998.


  Third Quarter 1999 Charges.

       In July 1999 the Company announced a restructuring plan to further maximize its marketing and operational productivity and to further strengthen relationships with its key retail partners. The major elements of the restructuring focus on a newly created national branding strategy, elimination of low volume sku's and the consolidation of sales, marketing and administrative functions. The Company's commitment is to become a "one company, one brand" supplier to its custmers.

       As disclosed in Note 5 to the Condensed Consolidated Financial Statements, the Company recorded special, restructuring and other nonrecurring charges (the "Charges") in the third quarter of 1999 totaling $15.0 million, (before tax benefit of $6,000). The total pretax charge has been allocated $8.9 million to cost of goods sold and $6.1 million to operating expenses.


       Details of the Charges are discussed later within this section.

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

  Tenex Corporation's consumer product
    storage line ("TCPS")...........       August 14, 1998

  Prestige Plastics, Inc.*..........      September 8, 1998

  * Prestige Plastics, Inc. is
  comprised of two operating
  divisions; Anchor Hocking Plastics
  ("AHP") and Plastics, Inc. ("PI").

  Thirteen weeks ended September 25, 1999 compared to the thirteen weeks ended September 26, 1998


       In the discussion and analysis that follows, all references to the third quarter of 1999 are to the thirteen week period ended September 25, 1999 and all references to the third quarter of 1998 are to the thirteen week period ended September 26, 1998. The following discussion and analysis compares the actual results for the third quarter of 1999 to the actual results for the third quarter of 1998 with reference to the following (in thousands, except per share amounts; unaudited):

                                           Thirteen weeks  ended
                                     September 25,      September 26,
                                          1999               1998
                                          ----               ----
  Net sales.....................   $ 79,737   100.0%  $ 68,243   100.0%
  Cost of goods sold............     52,917    66.4     45,874    67.2
  Special charge................      8,947    11.2         -       -
                                    -------   -----    -------   -----
    Gross profit................     17,873    22.4     22,369    32.8
  Operating expenses............     15,672    19.7     13,202    19.4
  Restructuring and other charges     5,610     6.9         -       -
  Other nonrecurring charges....        443     0.6         -       -
                                    -------   -----    -------   -----
    Operating profit............     (3,852)   (4.8)     9,167    13.4

  Interest expense..............     (5,091)   (6.4)    (3,872)   (5.7)
  Other income (expense)........        167     0.2         42     0.1
    Earnings (loss) before income
     taxes.......................    (8,776)  (11.0)     5,337     7.8
  Income tax benefit (expense)..      3,363     4.2     (2,223)   (3.2)
                                    -------   -----    -------   -----
  Net earnings (loss)...........   $ (5,413)   (6.8)% $  3,114     4.6%
                                    =======   =====    =======   =====
  Net earnings (loss) per share
     - basic....................     $(0.74)             $0.39

  Net earnings (loss) per share
     - diluted..................     $(0.74)             $0.38

  Weighted average common shares
    outstanding - basic.........      7,272              7,961

  Weighted average common shares
    outstanding - diluted.......      7,469              8,172

       Net sales. Net sales of $79.7 million in the third quarter of 1999 increased $11.5 million, or 16.8%, from net sales of $68.2 million in the third quarter of 1998. The sales increase is attributable to a solid "back-to-school" season and significant contributions from product lines acquired in the Third Quarter 1998 Acquisitions, specifically in the storage and servingware products. The third quarter of 1999 benefited from a full 13 weeks of net sales from the Third Quarter 1998 Acquisitions, whereas the third quarter of 1998 contained less than 13 weeks (6 weeks for TCPS and 3 weeks for AHP and PI). The Third Quarter 1998 Acquisitions contributed $12.2 million to the increase and internal growth and new product development generated $5.0 million. Included in new product development are sales generated from molds and inventory acquired by the Company in June 1999. The total purchase price for the molds and inventory acquired was less than $5.0 million. The product lines acquired compliment the Company's storage and laundry product lines and are sold to the Company's current customer base. Negatively impacting sales in the quarter was the loss of sales to Caldor, a regional retailer in the northeast, due to their Chapter 7 bankruptcy filing and the divestiture of Shutters, Inc. in early 1999 which combined to generate a decrease in net sales of $5.7 million.

       Gross profit. As disclosed in Note 5 to the Condensed Consolidated Financial Statements, the Company recorded a special charge in the third quarter of 1999 to undertake a restructuring and consolidation plan. The total charge incurred as a component of cost of goods sold was $8.9 million. The majority of the special charge was established to cover the elimination of under performing sku's. The Company has discontinued approximately one-third of its total sku's (which represents less than 10% of consolidated sales) and this charge is to adjust the carrying values of certain inventory and molds associated with the discontinued products.

       Gross profit before impact of the special charge increased from $22.4 million in the third quarter of 1998 to $26.8 million in the third quarter of 1999 while gross profit margins, before impact of the special charge, increased from 32.8% in the third quarter of 1998 to 33.6% in the third quarter of 1999. The increase in margin is primarily attributable to an elimination of under performing sku's across all product lines (largest benefit achieved within the laundry/bathware product lines), improved margins on the product lines acquired in the Third Quarter 1998 Acquisitions and favorable purchase price variances on steel and fabrics as compared to the prior period. In addition, margins were negatively impacted in 1999 by an increase in plastic resin costs as compared to the prior year.

       Operating expenses. As discussed in Note 5 to the Condensed Consolidated Financial Statements, the Company recorded a $5.6 million restructuring and other charge and a $0.5 million other nonrecurring charge in the third quarter 1999. These charges primarily relate to employee related costs such as severance and relocation costs, adjustments to obsolete assets and transaction costs to implement the consolidation and restructuring plan.

       Operating expenses, excluding the impact of the restructuring and other nonrecurring charges, increased $2.5 million from $13.2 million in 1998 to $15.7 million in the third quarter of 1999. Operating expenses as a percent of net sales slipped slightly from
  19.4% in 1998 to 19.7% in 1999.   The overall increase in expenses  is
  primarily related to the Third Quarter 1998 Acquisitions which were included for a full 13 week period in 1999 as compared to less than 13 weeks in 1998. Further contributing to the increase are costs related to a computer system conversion at one of the Company's subsidiaries.
  Slightly  offsetting  the   increase  was  the   positive  effect   of
  consolidating selling, marketing and  administrative functions of  two
  of  the  Company's  subsidiaries.    Additionally,  1999  amortization
  expense contained a full 13 weeks of amortization related to goodwill from the Third Quarter 1998 Acquisitions as opposed to less than 13 weeks recorded in 1998.

       Interest expense. Interest expense of $5.1 million in the third quarter of 1999 increased $1.2 million from $3.9 million in the third quarter of 1998. The increase is primarily attributable to debt related to the Third Quarter 1998 Acquisitions which was outstanding for the full 13 weeks of the third quarter of 1999 as compared to less than the full 13 week period in the third quarter of 1998. Further contributing to the increase, the Company purchased 763,632 shares of treasury stock at a total cost of $6.3 million since the third quarter of 1998.

       Income tax expense. Income taxes have been accrued in both 1999 and 1998 based upon estimated effective tax rates. Tax expense for 1999 reflects the $6.0 million benefit from the $15.0 million Charges.

       Net earnings. The Company had net earnings of $3.6 million in the third quarter of 1999, before impact of the $15.0 million ($9.0 million net of tax benefit) restructuring charge, or $0.48 per common share - diluted, based on 7,469,000 weighted average common shares outstanding. This compares to net earnings of $3.1 million in the third quarter of 1998, or $0.38 per common share - diluted, based on 8,172,000 weighted average common shares outstanding. The decrease in weighted average common shares outstanding was primarily the result of treasury stock purchased since the third quarter of 1998.

       The net loss for the third quarter of 1999, after inclusion of the special, restructuring and other nonrecurring charges, was $5.4 million or $0.74 per common share - diluted.

  Thirty-nine weeks ended September 25, 1999 compared to the thirty-nine weeks ended September 26, 1998

       In the discussion and analysis that follows, all references to 1999 are to the thirty-nine week period ended September 25, 1999 and all references to 1998 are to the thirty-nine week period ended September 26, 1998. The following discussion and analysis compares the actual results for 1999 to the actual results for 1998 with reference to the following (in thousands, except per share amounts; unaudited):

                                            Thirty-nine weeks ended
                                     September 25,        September 26,
                                          1999                 1998
                                          ----                 ----
  Net sales.....................  $220,103    100.0%   $175,637    100.0%
  Cost of goods sold............   144,144     65.5     118,435     67.4
  Special charge................     8,947      4.1          -      67.4
                                   -------    -----     -------    -----
    Gross profit................    67,012     30.4      57,202     32.6
  Operating expenses............    46,981     21.4      34,501     19.7
  Restructuring and other charges    5,610      2.4          -        -
  Other nonrecurring charges....       443      0.2          -        -
                                   -------    -----     -------    -----
    Operating profit............    13,978      6.4      22,701     12.9

  Interest expense..............   (15,019)    (6.9)    (10,260)    (5.8)
  Other income..................       382      0.2         149      0.1
                                   -------    -----     -------    -----
    Earnings (loss) before
     income taxes...............     (659)     (0.3)     12,590      7.2
  Income tax (expense)..........      (36)     (0.0)     (5,201)    (3.0)
                                   -------    -----     -------    -----
  Earnings (loss) before
   extraordinary charge ........      (695)    (0.3)      7,389      4.2

  Extraordinary charge..........         -       -       (5,107)    (2.9)
                                   -------    -----     -------    -----
  Net earnings (loss)...........  $   (695)    (0.3)%  $  2,282      1.3%
                                   =======    =====     =======    =====
  Net earnings (loss)per share
     - basic....................   $ (0.09)             $  0.29

  Net earnings (loss) per share
     - diluted                     $ (0.09)             $  0.28

  Weighted average common shares
    outstanding - basic.........     7,465                7,946

  Weighted average common shares
    outstanding - diluted.......     7,650                8,257

       Net sales. Net sales of $220.1 million in 1999 increased $44.5 million, or 25.3% from net sales of $175.6 million in 1998. The largest contributor to the increase was the Third Quarter 1998 Acquisitions, which contributed $49.2 million in net sales in the 39 week period. Internal growth and new product development, excluding the incremental impact of the Third Quarter 1998 Acquisitions, contributed $11.7 million to net sales in the quarter. Included in new product development are sales generated from molds and inventory acquired by the company in June 1999. The total purchase price for the molds and inventory acquired was less than $5.0 million. The product lines acquired compliment the Company's storage and laundry product lines and are sold to the Company's current customer base. The loss of sales to Caldor, a regional retailer in the northeast, due to their Chapter 7 bankruptcy filing and the divestiture of Shutters, Inc. combine to negatively impact net sales by $16.4 million.

       Gross profit. As disclosed in Note 5 to the Condensed Consolidated Financial Statements, the Company recorded a special charge in the third quarter of 1999 to undertake a restructuring and consolidation plan. The total charge incurred as a component of cost of goods sold was $8.9 million. The majority of the special charge was established to cover the elimination of under performing sku's. The Company has discontinued approximately one-third of its total sku's (which represents less than 10% of consolidated sales) and this charge is to adjust the carrying values of certain inventory and molds associated with the discontinued products.

       Gross profit, excluding the impact of the special charge, for 1999 was $76.0 million or 34.5% as compared to $57.2 million or 32.6% for 1998. This represents an increase of 1.9 percentage points over the prior period. The elimination of under performing sku's, a change in product mix, and favorable purchase price variances on all major raw materials contributed to the margin improvement as compared to the prior period. Margins continue to benefit from the elimination of lower margin sku's. The Company has experienced a reduction in sales of certain lower margin laundry products and an increase in higher margin bath and servingware products. The Company has incurred favorable variances on steel, fabric and resin; however, increasing resin costs in the third quarter of 1999 have begun to diminish the favorable impact from resin.

       Operating expenses. As disclosed in Note 5 to the Condensed Consolidated Financial Statements, the Company recorded restructuring and other charges in the amount of $5.6 million and other nonrecurring charges in the amount of $0.5 million in the third quarter of 1999 to undertake a restructuring and consolidation plan. These charges primarily relate to employee related costs such as severance and relocation costs, adjustments to obsolete assets and transaction costs to implement the consolidation and restructuring plan.

       Operating expenses, excluding the impact of the above charges, increased $12.5 million from $34.5 million in 1998 to $47.0 million in 1999. Operating expenses as a percent of net sales increased slightly from 19.7% in 1998 to 21.4% in 1999. The Third Quarter 1998
  Acquisitions, which incurred 39 weeks of activity in 1999 as compared to less than 13 weeks in 1998, were the primary driver in the increased operating expenses.

       Interest expense. Interest expense of $15.0 million in 1999 increased $4.7 million from $10.3 million in 1998. Debt issued in connection with the Third Quarter 1998 Acquisitions generated the majority of the increase. Further contributing to the increase, the Company purchased 763,632 shares of treasury stock at a total cost of $6.3 million since the third quarter of 1998.

       Income tax expense. Income taxes have been accrued in both 1999 and 1998 based upon estimated effective tax rates. Tax expense in
  1999  includes  a  $6.0  million   benefit  from  the  $15.0   million
  Charges.

       Extraordinary charge. An extraordinary charge, net of tax, for the early retirement of debt of $5.1 million, or $0.61 per common share - diluted was recorded in 1998.

       Net earnings. The Company had net earnings, excluding the impact of the special, restructuring and other nonrecurring charges, of $8.3 million in 1999, or $1.09 per common share - diluted, based on
  7,650,000 weighted average common shares outstanding.   This  compares
  to net earnings in 1998 of $2.3 million, or $0.28 per common share - diluted, based on 8,257,320 weighted average common shares outstanding.

       The  net  loss  for  1999,   after  inclusion  of  the   special,
  restructuring and nonrecurring charges, was $0.7 million or $0.09 per common share - diluted.

  Capital Resources and Liquidity

       Cash at September 25, 1999 was $3.3 million as compared to $5.0 million at December 26, 1998. Cash provided by operating activities was $12.6 million and the Company has generated EBITDA of $41.2 million for the thirty-nine week period. Availability under the Company's $100.0 million revolving line of credit was $47.8 million and the Company was in compliance with all covenants as of September 25, 1999.

       The Company has spent a total of $3.9 million to purchase 445,932 shares of its common stock in the thirty-nine weeks ended September 25, 1999. Since October 1998 the Company has purchased a total of 763,632 shares at a total cost of $6.3 million. The average cost per share repurchased is $8.20/share.

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

       State of readiness. The Company has finalized its evaluation of its Year 2000 readiness (the "Project"). The Project reviewed the readiness of its information technology systems ("IT") and its non IT Systems, ("Non IT") such as building security, heating and cooling, telephones, voicemail, and other similar items. The Project covered the following phases: (i) identification of all IT and non IT systems (completed), (ii) assessment of the repair or replacement requirements (completed), (iii) repair or replacement (in process), (iv) testing (in process), (v) implementation (in process) and (vi) creation of contingency plans in the event of year 2000 failures (completed). The Company is scheduled to have reached Year 2000 compliance for all IT and non IT Systems prior to December 1999.

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

       Costs. To date, the Company has not incurred significant expenditures in connection with the identification and evaluation of the Year 2000 compliance issues. Management estimates that the Year 2000 compliance costs will be approximately $0.5 million to $1.0 million. Funds for the Year 2000 compliance will be obtained from current operations or the Company's revolving credit facility.

            Contingency plan. The Company has finalized its Year 2000 contingency plan. In addition, if further year 2000 compliance issues are discovered, the Company will evaluate the need for one or more contingency plans relating to such issues.
  Outlook

       Some of the opportunities and strategic initiatives planned for the remainder of 1999 and beyond are as follows:

  * As of November 1999 the Selfix-Seymour and Tamor consolidation plan is on schedule and it is still anticipated that the restructuring will result in annual pre-tax savings of $3.0 to $4.0 million, beginning in the second half of 1999.

  * In conjunction with the restructuring program, the Company also announced the creation of a new national brand name - HOMZ.
    Beginning in the first quarter of 2000, all products from the Company, except servingware products, will be marketed under this new brand name.

  * Due to the seasonal nature of the Company's product lines, fourth quarter sales are expected to be below sales in the second and third quarters. Additionally, it is also anticipated that margins will be lower in the fourth quarter due to unfavorable absorption of fixed overhead costs.

  * The cost of plastic resin, a significant raw material for the company, has been increasing compared to prior quarters in 1999 and this trend is anticipated to continue throughout the remainder of 1999.

  * The Company has begun construction of a 400,000 square foot manufacturing and warehouse facility in El Paso, TX which should be completed in mid 2000. This facility will be leased by the Company and should be available for occupancy in January 2000, but will not begin production until spring 2000. This facility will enable the Company to tap into markets located in the Southwest which were previously cost prohibitive to enter.

  * Throughout the remainder of 1999 the Company will allocate resources to focus upon new product development (the Company's goal is 10% annual growth from new products and product line improvements), expansion of manufacturing capacity and organic sales growth.

  * The Company opperates on a 52/53 week year ending on the Saturday closest to the end of the calendar year. Fiscal 1999 will be a 53 week year.

  * The Company will continue to explore acquisitions that will be accretive to earnings. Management intends to pursue acquisitions at attractive multiples of cash flow and achieve operational and distribution efficiencies through integration of complementary businesses.

  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

       For the thirty-nine week period ended September 25, 1999, the Company did not experience any material changes in market risk exposure that affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the 52 week period ended December 26, 1998.


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

  PART II. Other Information

  ITEM 6.  Exhibits and Reports on Form 8-K

        (a)       Exhibits

             Exhibit
             Number           Description
             ------           -----------
              27.1   Financial Data Schedule (only filed
                      electronically with the SEC).

        (a)       Reports on Form 8-K. - None issued in the period

                              SIGNATURE PAGE



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HOME PRODUCTS INTERNATIONAL, INC.



                                   By: /s/ James E .Winslow
                                           James E. Winslow
                                           Executive Vice President
                                           Chief Financial Officer



  Dated:  November 9, 1999