Form 10-K
period 1999-12-25
HOME PRODUCTS INTERNATIONAL INC
filed 2000-03-24
CIK 814457

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

  (MARK ONE)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FIFTY TWO WEEKS ENDED DECEMBER 25, 1999

                                         OR

     [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NUMBER 0-17237
                             --------------------------

                          HOME PRODUCTS INTERNATIONAL, INC.
               (Exact name of registrant as specified in its Charter)

                             --------------------------

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

     Shares of common stock, par value $0.01 outstanding at February 25, 2000 -- 7,260,860. Aggregate market value of such shares held by non-affiliates as of that date -- $41,795,644.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Home Products International, Inc. definitive proxy statement dated April 12, 2000 for the 2000 Annual Meeting ("Proxy Statement") -- Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
ITEM 1. BUSINESS

  (a) General Development of Business

     Home Products International, Inc. (the "Company" or "HPI") through its wholly owned subsidiaries designs, manufactures and markets a broad range of quality consumer houseware products. The Company is a leading supplier to large national retailers of value-priced laundry management products, general storage products, disposable servingware products, closet storage products, bathware products, kitchen storage products and juvenile products. The Company holds a significant market share in the United States in each of its key product categories. The Company's products are sold in the United States through most of the large national retailers, including Wal-Mart, Sam's Club, Target, Kmart, Home Depot, Toys 'R Us, Walgreens and Bed Bath & Beyond. The Company generated $294.0 million in net sales for 1999, which makes HPI one of the largest companies in the fragmented U.S. consumer housewares industry.

     On February 18, 1997, the Company became the holding company for, and successor registrant under the Securities Exchange Act of 1934 (the "Exchange Act") to Selfix, Inc. ("Selfix") and Selfix became a wholly owned subsidiary of the Company through a holding company reorganization under the General Corporation Law of Delaware.

     The Company was originally founded as Selfix in 1952 as a privately held manufacturer of plastic hooks. Selfix became a public company following an initial public offering of its Common Stock in fiscal 1988.

     Currently, the Company is the parent to one operating subsidiary - Home Products International -- North America, Inc. ("HPNA"). Effective December 26, 1999, all of the Company's operating subsidiaries were merged into HPNA.

     The following table presents significant acquisitions within fiscal 1997, 1998 and 1999:

                           ENTITY                               DATE ACQUIRED
                           ------                             ------------------
Tamor Plastics Corporation and its affiliated product
  distribution company Houseware Sales, Inc.................     January 1, 1997
Seymour Sales Corporation and its wholly owned subsidiary
  Seymour Housewares Corporation............................   December 30, 1997
Tenex Corporation's consumer product storage line...........     August 14, 1998
Prestige Plastics, Inc. (AHP and PI)........................   September 8, 1998
Epic product lines..........................................        May 12, 1999

TAMOR ACQUISITION

     Effective January 1, 1997, the Company acquired Tamor Plastics Corporation, a privately held company founded in 1947, and its affiliated product distribution company, Houseware Sales, Inc. (the "Tamor Acquisition"). Tamor Plastics Corporation and Houseware Sales, Inc. were merged to form Tamor Corporation, a Massachusetts corporation and are collectively referred to herein as "Tamor". Tamor designs, manufactures and markets quality plastic housewares products within the general storage, closet storage and juvenile product categories. Tamor was merged into HPNA effective December 26, 1999.

SEYMOUR ACQUISITION

     Effective December 30, 1997, the Company acquired Seymour Sales Corporation and its wholly owned subsidiary, Seymour Housewares Corporation, (collectively, "Seymour"), a privately held company originally founded in 1942 (the "Seymour Acquisition"). Seymour is a leading designer, manufacturer, and marketer of consumer laundry care products. Seymour produces a full line of ironing boards, ironing board covers and pads and numerous laundry related accessories. Seymour was merged into HPNA effective December 26, 1999.

TENEX ASSET ACQUISITION

     Effective August 14, 1998 the Company acquired certain assets (inventory and molds) which comprised Tenex Corporation's consumer product storage line (the "Tenex Asset Acquisition"). This product line consisted of plastic storage bins and containers, rolling carts and stacking drawer systems.

NEWELL ASSET ACQUISITION

     Effective September 8, 1998 the Company acquired the assets and assumed certain liabilities comprising the businesses of Anchor Hocking Plastics ("AHP") and Plastics, Inc. ("PI"), and is referred to herein as the "Newell Asset Acquisition". AHP is a leading supplier of food storage containers and PI is a leading supplier of disposable plastic servingware. Prestige Plastics, Inc. (the company created to facilitate the acquisition of AHP and PI) was merged into HPNA effective December 26, 1999.

1999 ACQUISITION

     Effective May 12, 1999 the Company acquired certain assets (primarily inventory and molds) from Austin Products, Inc. which were sold under the Epic brand name (the "1999 Acquisition"). The product lines obtained included the following plastic housewares products: laundry baskets, tote caddys, crates, bins and utility buckets.

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

  (c) Narrative description of business.

HOUSEWARES SEGMENT PRODUCTS -- HISTORICAL GROSS SALES BY PRODUCT CATEGORY

     The following table sets forth the amounts and percentages of the Company's historical gross sales by product categories within the housewares segment for the periods indicated. As a result of realignment of the Company's product categories in 1998, certain prior year amounts have been reclassified,(in thousands, except percentages).

                                             1999               1998               1997
                                        ---------------    ---------------    ---------------
                                         SALES       %      SALES       %      SALES       %
                                        --------    ---    --------    ---    --------    ---
Laundry management..................    $ 98,274     30%   $100,671     37%   $     --     --%
General storage.....................      89,122     28%     58,837     21%     47,275     34%
Servingware.........................      35,277     11%     12,584      4%         --     --%
Closet storage......................      34,431     11%     38,109     14%     46,390     34%
Bathware............................      28,515      9%     26,686     10%     24,428     18%
Kitchen storage.....................      27,108      8%     13,053      5%         --     --%
Juvenile............................       9,711      3%     15,780      6%     11,652      8%
Shutters............................          --     --%      8,252      3%      8,385      6%
                                        --------    ---    --------    ---    --------    ---
          Total Gross Sales.........    $322,438    100%   $273,972    100%   $138,130    100%
Allowances..........................     (28,437)           (21,543)            (8,806)
                                        --------           --------           --------
          Total Net Sales...........    $294,001           $252,429           $129,324
                                        ========           ========           ========

     Laundry Management products. The Company offers a significant variety of ironing boards (approximately 185 individual SKU's) and management believes that the Company commands a majority of the U.S. market share. Key products in this category include the EasyBoard (perforated board), SureFoot (vented, four-leg board), ReadyPress (over-the-door) and IP2000 (vented, four-leg with hanger rack). The Company is also the leading manufacturer of ironing board covers and pads, and also holds a majority of the U.S. market share. The Company offers a variety of different types of covers and pads in a multitude of different designs that fit not only its own ironing boards, but all regular size boards. The Company's covers are known for their scorch resistance and it is the only company that sells form fitting ironing board covers with 3M Scotchguard coating, Elasticord(TM) drawstrings and Cordlock(TM)fasteners. Additionally, the Company is a leading U.S. producer of laundry accessories. Key products within this category include: wood and metal drying racks, laundry bags, hampers and sorters, clotheslines, and clothes pins.

     General storage. The Company offers a variety of plastic storage containers, rolling carts and stacking drawer systems. The storage containers range in size from shoe boxes to jumbo (50 gallon) totes, and include specialty containers sold during the winter holiday season. Storage containers contain a variety of product attributes, including removable wheels and dome-top lids, which increase storage capacity. The rolling carts and stacking drawer systems come in a wide range of sizes and number of shelving units. In response to demand for larger storage units, the Company recently introduced The Workspace Rolling Storage line, a versatile drawer system for the home or office.

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

     Closet storage products. This category is comprised primarily of plastic clothes hangers. Due to the commodity nature of the hanger segment, margins in this category are inherently lower, while unit volumes are substantially higher. Management believes that the Company has a leading U.S. market share in plastic clothes hangers, and that its broad product offering gives it a competitive advantage over other hanger manufacturers. Also included in this category are other plastic organizers, closet and clothing organization products.

     Bathware products. The Company markets a broad line of value-priced plastic bath accessories and organizers. These include shower organizers, etageres, plastic towel bars, shelves, soap dishes, portable shower sprays, and fog-free shower mirrors. The Company believes it is a leading producer of opening price-point plastic bath accessories. In addition, the Company recently introduced its Dura Chrome Steel Bath Hardware(TM) line of metal accessories ranging from towel bars to toothbrush tumblers.

     Kitchen storage products. With the 1998 acquisition of AHP, the Company established a strong position in the food storage arena. Food storage products are the backbone of the kitchen storage product line. The primary food storage products sold within this group are StowAways(R), Pop-Top Storables(R), and Klear Stor(R) and Klear Por(R). All products are approved for use in contact with food by the United States Food & Drug Administration. The StowAway(R) line includes 34 individual food storage products each consisting of a clear base and a colored lid. StowAways(R) are primarily sold in value packs ranging in size from two to thirty-six piece sets. Pop-Top-Storables(R) products consist of a clear rigid base and a color lid with a patented "pop top" button to the side. The unique look of the base and the patented lid differentiate the line from the competition. Pop-Top-Storables(R) are sold in value packs ranging from two to sixty piece sets. Klear Stor(R) and Klear Por(R) are plastic storage products that are clear like glass. There are over 30 variations of these products within the Company's catalog ranging in sizes from eight ounces to one gallon. Also included in this product line are sinkware and wire organization products.

     Juvenile products. The Company markets a line of quality children's organization products, under the brand names Tidy Kids(R), Kidtivity(R) and Lil' Helpers(TM). These products include closet extenders, hook racks, storage cubes, clothes hangers, and under-the-bed storage trolleys. These products are sold in the juvenile or housewares departments of its core customers, and also through specialty juvenile retailers like Toys R Us and Babies R Us. The Company believes it created a market niche of children's organization products in the development and successful sales of its Tidy Kids(R) and Lil Helpers(TM) products, and that it offers the premier children's organization program in the industry.

DEPENDENCE UPON A SINGLE CUSTOMER OR FEW CUSTOMERS

     The Company is dependent upon a few customers for a large portion of its revenues. In 1999 three customers each accounted for more than 10% of consolidated net sales. The company's top three customers, Wal-Mart, Kmart, and Target accounted for 18.2%, 15.0% and 11.4% of net sales respectively in 1999. These same three customers accounted for 18.5%, 12.1% and 8.7% respectively in 1998. The loss of one of these customers could have a material effect on the Company. No other customer accounted for more than 10% of consolidated net sales in 1999 or 1998.

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

PRODUCT RESEARCH AND DEVELOPMENT

     The Company's Product Research and Development department uses computer-aided design (CAD) systems to enhance its product development efforts. Although the Company's historical accounting records do not separately present research and development expenses, the Company estimates that for 1999, 1998 and 1997, expenses associated with research and development were $0.5 million, $0.7 million and $0.4 million respectively.

FOREIGN AND EXPORT SALES INFORMATION

     The Company's 1999 sales outside the United States accounted for approximately 5% of its total net sales. The Company uses a sales representative to sell its products in Canada. Total sales to this representative for 1999 accounted for approximately 2% of total net sales.

SEASONALITY

     Sales of the Company's houseware products are generally higher in the second and third quarter of the calendar year. This seasonality is primarily attributable to the spring and summer wedding season, increased home buying during the spring and summer months, and the back to school season. Laundry management products, general and kitchen storage products are gifts typically given at bridal showers which are held during spring -- fall wedding season. The surge in home buying during the spring and summer months increases the demand for new houseware products. The back-to-school season, including college students moving out of the house for the first time also contributes to an increase in demand. Finally, sales of servingware products tend to be higher in the third and fourth quarters due to holiday events in November and December.

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

     The primary raw material used in the Company's plastic injection molding operations is plastic resin, primarily polypropylene. The Company expects to use in excess of 150 million pounds of resin in 2000. Resin is a spot commodity with pricing parameters tied to supply and demand characteristics beyond the Company's control. The Company is able to purchase some of its resin through brokers in a secondary market. This enables the Company to buy significant quantities at a discount. Plastic resin is utilized by a number of different industries, many of which are quite different from the Company's housewares business. For example, the automobile and housing industries are very large users of plastic resin. As such, demand changes in the automobile industry or the number of new housing starts can have an impact on plastic resin pricing.

     There is no efficient futures market for plastic resin. As such, the Company cannot lock in its costs without purchasing significant quantities beyond its immediate manufacturing needs. Management has determined that it will purchase resin in quantities that best fit its manufacturing needs and ability to store such purchases.

     The primary raw materials used in the Company's laundry management operations are cold rolled steel and greige fabric. The Company purchases approximately 22,000 tons of cold rolled steel annually, typically at spot prices. Greige fabric, purchased from brokers, is a cotton based product with pricing tied to the world cotton markets. Purchases of greige fabric approximate 7 million yards annually.

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

ENVIRONMENT

     An environmental report obtained in connection with the Tamor Acquisition indicated that certain remedial work relating to ground contamination of Tamor's Leominster, Massachusetts facility was required. The former shareholders of Tamor placed $1.1 million in escrow to pay for, among other things, any required remediation at the Leominster facility. The Company completed certain remediation projects at the Leominster facility in 1998. Although there can be no assurances, the Company believes that the costs that may be required in the future plus the amount incurred already will not exceed the amount in escrow.

     Except as described above, the Company believes that compliance with federal, state or local provisions relating to protection of the environment is not expected to have a material effect on the Company's capital expenditures, earnings or competitive position.

EMPLOYEES

     As of December 25, 1999 the Company employed approximately 1,576 persons in the United States and Mexico. Approximately 87 are hourly employees at its Leominster, Massachusetts facility, covered by a collective bargaining agreement which expires in April, 2002; 101 are hourly employees at its Chicago, Illinois facilities, covered by a collective bargaining agreement which expires in January, 2001; 251 are hourly employees at its Reynosa, Mexico facility covered by a collective bargaining agreement which expires in December, 2000; and 173 are hourly employees at its Eagan, Minnesota facility covered by a collective bargaining agreement which expires in November, 2000.

     The Company utilizes the services of approximately 392 temporary workers in its injection molding operations for assembly and in certain warehouses.

ITEM 2. PROPERTIES

     The Company currently owns/leases a total of 11 manufacturing facilities and considers all of its facilities to be in good operating condition. Currently, all of the Company's manufacturing facilities, with the exception of the El Paso, TX facility (it opened in March 2000) are operating at or near full capacity. The Company uses public warehouse space for storage and distribution of certain servingware products. These warehouses are located in California, Illinois, Minnesota and New Jersey. The amount of square footage used at the public warehouses varies from month to month.

     The following table summarizes the principal physical properties, both owned and leased, used by the Company in its operations:

                                                                        SIZE
            FACILITY                            USE                 (SQUARE FEET)   OWNED/LEASED
            --------                            ---                 -------------   ------------
                                  Manufacturing/Distribution
Thomasville, GA.................  Storage                               45,000           Owned
Thomasville, GA.................  Distribution/Storage                  31,000          Leased
Bollingbrook, IL................  Distribution/Storage                 220,000          Leased
                                  Manufacturing/Distribution
Chicago, IL.....................  Storage                              286,000          Leased
Chicago, IL.....................  Distribution/Storage                 113,500          Leased
Seymour, IN
  East Plant....................  Manufacturing                         70,000           Owned
                                  Manufacturing/Distribution
  West Plant....................  Storage                              142,000           Owned
  Logistics Center..............  Distribution/Storage                 105,000           Owned
  Logistics Center..............  Distribution/Storage                 100,000          Leased
Fitchburg, MA...................  Distribution/Storage                 320,000          Leased
Leominster, MA..................  Manufacturing                        100,000           Owned
Leominster, MA..................  Administration                        17,000          Leased
Leominster, MA..................  Storage                               38,000          Leased
Leominster, MA..................  Distribution/Storage                 120,000          Leased
Louisiana, MO...................  Manufacturing/Distribution           340,000           Owned
                                  Manufacturing/Distribution
Eagan, MN.......................  Storage                              312,000          Leased
                                  Manufacturing/Distribution
Coon Rapids, MN.................  Storage                               75,000           Owned
Shakopee, MN....................  Distribution/Storage                 127,000          Leased
Mooresville, NC.................  Manufacturing/Distribution            72,500          Leased
                                  Manufacturing/Distribution
El Paso, TX.....................  Storage                              400,000          Leased
Reynosa, Mexico.................  Manufacturing/Storage                 80,000           Owned

ITEM 3. LEGAL PROCEEDINGS

     The Company is not aware of any material legal proceedings against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, and their respective ages and principal positions as of February 25, 2000, are as follows:

                   NAME                      AGE                    POSITION
                   ----                      ---                    --------
James R. Tennant...........................  46    Chairman of the Board and Chief Executive
                                                     Officer
James E. Winslow...........................  45    Executive Vice President, Chief Financial
                                                     Officer and Secretary
Jeffrey R. Dolan...........................  43    President and General Manager, HPI North
                                                     America, Inc.

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

     Jeffrey R. Dolan joined the Company in 1995 as Senior Vice President of Sales for Selfix, Inc. In 1996 he was appointed Senior Vice President Sales and Marketing for Selfix, a position he held until January 1998, when he assumed the same position for the newly created Selfix-Seymour Housewares Corporation. In June 1998, Mr. Dolan was promoted to President and General Manager of Selfix-Seymour and held that position until June 1999 when he was named President and General Manager of HPI - North America. Prior to joining Selfix in 1995, Mr. Dolan spent 17 years with Rubbermaid, with his final position being Vice President, National Accounts in the Home Products Division.

     Officers serve at the discretion of the Board of Directors, except as provided in the employment agreement of Mr. Tennant.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on The NASDAQ National Markets(SM) under the symbol "HPII". The Company believes that as of February 25, 2000 there were approximately 275 holders of record and in excess of 1,000 beneficial holders of the Company's common stock.

     The Company has never paid a cash dividend on its common stock and currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business.

     The following table sets forth for the periods indicated the high and low sales prices for the Common Stock as reported on The NASDAQ National Market(SM).

                                                               HIGH      LOW
                                                              ------    ------
Fifty-two weeks ended December 25, 1999:
  First Quarter.............................................  $11.75    $ 8.63
  Second Quarter............................................  $ 9.56    $ 8.19
  Third Quarter.............................................  $11.88    $ 7.50
  Fourth Quarter............................................  $11.00    $ 8.38
Fifty-two weeks ended December 26, 1998:
  First Quarter.............................................  $16.50    $10.75
  Second Quarter............................................  $16.63    $10.00
  Third Quarter.............................................  $11.69    $ 8.00
  Fourth Quarter............................................  $10.75    $ 6.88

WARRANTS

     On February 27, 1997, the Company issued to General Electric Capital Corporation ("GECC") a warrant to purchase 79,204 shares of HPII Common Stock at a purchase price of $5.80 per share. The warrant became exercisable on August 1, 1997, and terminates on February 27, 2007. The warrant was issued in connection with a prior credit agreement between the Company and GECC. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

                                                             FISCAL YEAR
                                        ------------------------------------------------------
                                          1999        1998        1997       1996       1995
                                        --------    --------    --------    -------    -------
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales.............................  $294,001    $252,429    $129,324    $38,200    $41,039
Cost of goods sold....................   195,301     169,213      88,888     22,992     25,678
Special charges.......................     8,589          --          --         --         --
                                        --------    --------    --------    -------    -------
          Gross profit................    90,111      83,216      40,436     15,208     15,361
Operating expenses....................    59,889      52,566      27,688     13,843     17,385
Restructuring and other expenses......     5,966          --          --         --         --
Other nonrecurring expenses...........       445          --          --         --         --
Restructuring charge..................        --          --          --         --      2,051
                                        --------    --------    --------    -------    -------
          Operating profit (loss).....    23,811      30,650      12,748      1,365     (4,075)
Interest expense......................    20,271      15,568       5,152        707        896
Other income, net.....................       542         269          70        148        688
                                        --------    --------    --------    -------    -------
Earnings (loss) before income taxes
  and extraordinary charge............     4,082      15,351       7,666        806     (4,283)
Income tax expense (benefit)..........     2,072       6,601         346         --       (273)
                                        --------    --------    --------    -------    -------
Net earnings (loss) before
  extraordinary charge................  $  2,010    $  8,750    $  7,320    $   806    $(4,010)
                                        ========    ========    ========    =======    =======
Net earnings (loss) before
  extraordinary charge per common
  share -- basic......................  $   0.27    $   1.11    $   1.35    $  0.21    $ (1.11)
                                        ========    ========    ========    =======    =======
Net earnings (loss) before
  Extraordinary charge per common
  share -- diluted....................  $   0.26    $   1.07    $   1.29    $  0.21    $ (1.11)
                                        ========    ========    ========    =======    =======

                                                        AS OF FISCAL YEAR END
                                        ------------------------------------------------------
                                          1999        1998        1997       1996       1995
                                        --------    --------    --------    -------    -------
                                                            (IN THOUSANDS)
BALANCE SHEET AND CASH FLOW DATA:
Working capital.......................  $ 33,012    $ 27,677    $  8,263    $ 7,152    $ 6,712
Property, plant and equipment, net....    67,258      60,200      28,380      7,934      8,453
Intangible assets.....................   172,177     181,952      29,391      2,527      2,693
Total assets..........................   343,906     340,043      99,343     24,705     24,976
Long-term obligations (less current
  maturities).........................   221,334     219,536      30,700      6,184      7,022
Stockholders' equity..................    56,622      58,001      42,216     11,709     10,847
Cash provided by operating
  activities..........................    14,615      20,693         878      1,823      2,575

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company reports on a 52-53 week year. References to the fiscal years 1999, 1998 and 1997 are for the fifty-two weeks ended December 25, 1999, December 26, 1998 and December 27, 1997.

1999 SPECIAL, RESTRUCTURING AND OTHER NON RECURRING CHARGES

     In July 1999, the Company began implementation of a restructuring plan which was undertaken to further maximize the Company's marketing and operational productivity and to strengthen relationships with its key retail partners. The major elements of the restructuring focus on a newly created national branding strategy, elimination of low volume stock keeping units (sku's) and the consolidation of sales, marketing and administrative departments. These steps will help solidify the Company's commitment to become a "one brand , one Company" supplier to its customers.

     As disclosed in Note 2 to the Consolidated Financial Statements, the Company recorded charges (pre tax) totaling $15.0 million during the third and fourth quarters. The charges were comprised of (i) inventory reserves related to discontinued products and packaging, (ii) write off of molds that were used to make these products, (iii) employee related costs such as severance and relocation, (iv) reserves for assets and computer systems made obsolete due to the consolidation of departments and (v) transaction costs related to the implementation of the national branding strategy and the consolidation of departments. The result of the departmental consolidation will be annual pre tax cash savings in excess of $2.0 million. Excluding these charges the gross margin would have been 33.6%, earnings before interest and taxes (EBIT) would have been $39.2 million, earnings before interest, taxes, depreciation and amortization (EBITDA) would have been $55.4 million and earnings before taxes (EBT) would have been $19.1 million. Diluted EPS would have been $1.45 for 1999 as compared to 1998 (before extraordinary charge) of $1.07.

1999 ACQUISITION

     The Company made one acquisition in its 1999 fiscal year. In May 1999 the Company acquired certain assets (primarily inventory and molds) from Austin Products, Inc. (the "1999 Acquisition"). Operating results from the 1999 Acquisition have been combined with the Company's since the acquisition date. The product lines obtained included the following plastic housewares products: laundry baskets, tote caddys, crates, bins and utility buckets. The 1999 Acquisition was completed for approximately $6.0 million in cash. 1999 sales of the acquired product line were approximately $8.5 million.

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

FISCAL YEAR 1999 AS COMPARED TO FISCAL YEAR 1998

     The following discussion and analysis compares the actual historical results of 1999 and 1998:

                                                         FIFTY-TWO WEEKS      FIFTY-TWO WEEKS
                                                              ENDED                ENDED
                                                        DECEMBER 25, 1999    DECEMBER 26, 1998
                                                        -----------------    -----------------
                                                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Net sales.............................................  $294,001    100.0%   $252,429    100.0%
Cost of goods sold....................................   195,301     66.4%    169,213     67.0%
Special charges.......................................     8,589      2.9%         --       --
                                                        --------    -----    --------    -----
  Gross profit........................................    90,111     30.7%     83,216     33.0%
Operating expenses....................................    59,889     20.4%     52,566     20.8%
Restructuring and other charges.......................     5,966      2.0%         --       --
Other nonrecurring charges............................       445      0.2%         --       --
                                                        --------    -----    --------    -----
  Operating profit....................................    23,811      8.1%     30,650     12.2%
Interest expense......................................    20,271      6.9%     15,568      6.1%
Other income..........................................       542      0.2%        269       --
                                                        --------    -----    --------    -----
Earnings before income taxes and extraordinary
  charge..............................................     4,082      1.4%     15,351      6.1%
Income tax expense....................................     2,072      0.7%      6,601      2.6%
                                                        --------    -----    --------    -----
Net earnings before extraordinary charge..............  $  2,010      0.7%   $  8,750      3.5%
Extraordinary charge, net of tax......................        --       --%      5,107      2.0%
                                                        --------    -----    --------    -----
Net earnings..........................................  $  2,010      0.7%   $  3,643      1.5%
                                                        ========             ========
Net earnings per common share-basic...................  $   0.27             $   0.46
                                                        ========             ========
Net earnings per common share-diluted.................  $   0.26             $   0.45
                                                        ========             ========

     Net Sales. Net sales of $294.0 million were up $41.6 million or 16.5% from the prior year. The 1999 Acquisition contributed $8.5 million to the increase and a full year of sales from the 1998 Acquisitions contributed an additional $43.0 million as compared to 1998. Sales from new products and or product line extensions contributed $18.5 million to the increase over 1998. Negatively impacting 1999 net sales was the divestiture of Shutters, Inc. in early 1999 and the loss of sales to Caldor, a regional retailer in the northeast, due to their bankruptcy liquidation. The combination of these two events generated a decrease in net sales of $18.4 million. Also negatively impacting sales was management's elimination in 1998 and prior years of numerous low margin stock keeping units (sku's). The sku's eliminated had the effect of reducing 1999 sales by approximately $10.0 million.

     Laundry Management Products. Net sales in the laundry management category of $89.6 million in 1999 decreased $3.6 million or 3.9% from 1998. The primary contributor to the decrease was the elimination of approximately $2.0 million in low margin sku's and the loss of sales to Caldor which had contributed approximately $3.0 million to 1998 sales. Off setting these items was an increase in sales volume as the product line grew at the retail level.

     General Storage Products. Net sales in the general storage category of $81.3 million in 1999 increased $27.4 million or 50.8% from 1998. The primary contributor to the increase was a full year of sales from the Tenex Asset Acquisition, the 1999 Asset Acquisition and new product development.

     Servingware Products. Net sales in the servingware category of $32.2 million in 1999 increased $20.9 million or 184.7% from 1998. The increase is the result of a full year of sales, as this product category was added through the September 1998 acquisition of PI.

     Closet Storage Products. Net sales in this product category of $31.4 million experienced a $3.6 million decline, or 10.3% as compared to 1998. The decline was primarily the result of management's continued elimination of low margin sku's and management's selective exit of certain unprofitable customer relationships.

     Bathware Products. Net sales in this product category of $26.0 million, increased $1.6 million or 6.6% from 1998. The primary contributor to the increase was additional shelf space secured for the Company's Spaceworks products. Negatively impacting 1999 sales were the elimination of certain under performing sku's.

     Food Storage Products. Net sales in the food storage category of $24.7 million in 1999 increased $12.7 million or 106.0% from 1998. The increase is the result of a full year of sales, as this product category was added through the September 1998 acquisition of AHP.

     Juvenile Storage Products. Net sales in this product category of $8.9 million decreased $5.7 million, or 39.4% as compared to 1998. The primary factor for the decrease was the discontinuance of the child safety and safety gate product lines. These product lines were sold in mid 1999.

     Shutters Products. The Company disposed of this product line on December 27, 1998. Sales in 1998 were $8.0 million.

     Gross Profit. As indicated in Note 2 to the Consolidated Financial Statements, the Company recorded a Special Charge in the amount of $8.6 million in connection with the consolidation of two wholly-owned subsidiaries (the "Consolidation") and the implementation of a national branding strategy. The primary components of the $8.6 million Special Charge include inventory reserves for discontinued products and packaging and the write off of molds that were used to make these products. In connection with the Consolidation the Company has performed an extensive product line review resulting in the decision to eliminate approximately one-third of the Company's total sku's. The sku's scheduled to be eliminated represent approximately 1% of consolidated 1999 sales.

     Gross Profit before Special Charge. The Company's gross profit of $98.7 million, before the Special Charge, represents an increase of $15.5 million, or 18.6% from the prior year. Gross profit margin experienced an increase to 33.6% in 1999 from 33.0% in 1998. The improvement in gross margin was generated from several sources. First, the Company experienced favorable purchase price variances on steel and fabric, the primary raw materials in the laundry management product lines. Secondly improved factory utilization (added capacity in Chicago and Georgia) generated favorable absorption for the year. Third, a full year of margin on the PI products which typically have higher margins than other product lines. Finally, margin improvement was generated through the elimination of under performing and low margin product lines, including the divestiture of Shutters in early fiscal 1999. Negatively impacting margins in 1999 were price fluctuations in plastic resin. In the first half of 1999 resin prices were falling as compared to 1998. As a result of competitive pressures the Company was forced to reduce its selling prices. However, as the price of resin began to climb in the second half of 1999, the Company was unable to increase its selling prices. The inability to increase selling prices on plastic resin based products in the second half of 1999 negatively impacted margins.

     Operating Expenses. As indicated in Note 2 to the Consolidated Financial Statements, the Company recorded a Restructuring and Other Charge in the amount of $6.0 million and an Other Nonrecurring Charge of $0.4 million in 1999 in connection with the Consolidation and the implementation of a national branding strategy. The primary components of these charges are for employee related costs such as severance and relocation, reserves established for assets made obsolete due to the Consolidation, transaction costs to implement the Consolidation, the cost of the national branding strategy and the write off of intangibles related to discontinued product lines.

     Operating Expenses before Restructuring and Other Nonrecurring Charges. Operating expenses, including selling, administrative and amortization of intangibles decreased from 20.8% to 20.4% as a percentage of net sales from 1998 to 1999. Selling expenses increased from 12.4% of net sales in 1998 to 13.3% in 1999. The major contributor to the increase was the 1998 Acquisitions which were included for a full 52 weeks in 1999. This resulted in an increase in variable expenses such as commissions, freight and warehousing costs. Slightly offsetting these increases was the positive impact from the Consolidation. Administrative expenses decreased from 6.3% of net sales in 1998 to 5.2% in 1999 and actual spending decreased from $15.8 million in 1998 to $15.4 million in 1999. The decline is primarily the result of the Consolidation which generated workforce reductions across all departments. Amortization of intangibles decreased from 2.1% in 1998 to 1.8% in 1999.

     Interest Expense. Interest expense increased to $20.3 million in 1999 from $15.6 million in 1998. The increase is directly attributable to the increased debt incurred from the Tenex Asset Acquisition and the Newell Asset Acquisition. Additionally, debt associated with the 1999 Acquisition and the Company's repurchase of 763,632 shares of its common stock (between October 1998 and December 1999) both contributed to the increase in interest expense from 1998 to 1999.

     Income Taxes. The effective tax rate for 1999 was 42.3% (before the Special, Restructuring and Other Nonrecurring Charges) as compared to 43% for 1998 (before impact of the extraordinary item). The largest component of the variance from statutory rates in each year was non deductible goodwill associated with certain prior year acquisitions.

     Earnings per share - diluted. Diluted earnings per share for 1999 before the Special, Restructuring and Other Nonrecurring Charges was $1.45 as compared to 1998 of $1.07 before effects of the 1998 extraordinary item. Diluted earnings per share for 1999 after impact of the Special, Restructuring and Other Nonrecurring Charges was $0.26 as compared to 1998 of $0.45 after effects of the extraordinary item. The weighted shares outstanding decreased from 8,176,000 in 1998 to 7,610,000 in 1999. The decrease in weighted shares outstanding was the result of 445,932 shares repurchased by the Company in 1999.

     Diluted earnings per share excluding amortization expense and the impact of the Special, Restructuring and Other Nonrecurring Charges for 1999 was $1.93 (assumes a tax rate of 40%). Diluted earnings per share excluding amortization expense and the impact of the extraordinary item for 1998 was $1.53 (assumes a tax rate of 40%).

FISCAL YEAR 1998 AS COMPARED TO FISCAL YEAR 1997

     The following discussion and analysis compares the actual historical results of 1998 and 1997:

                                                     FIFTY-TWO WEEKS ENDED     FIFTY-TWO WEEKS ENDED
                                                       DECEMBER 26, 1998         DECEMBER 27, 1997
                                                     ----------------------    ----------------------
                                                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Net sales..........................................   $252,429      100.0%      $129,324      100.0%
Cost of goods sold.................................    169,213       67.0%        88,888       68.7%
                                                      --------      ------      --------      ------
  Gross profit.....................................     83,216       33.0%        40,436       31.3%
Operating expenses.................................     52,566       20.8%        27,688       21.5%
                                                      --------      ------      --------      ------
  Operating profit.................................     30,650       12.2%        12,748        9.8%
Interest expense...................................     15,568        6.1%         5,152        4.0%
Other income.......................................        269          --            70        0.1%
                                                      --------      ------      --------      ------
Earnings before income taxes and extraordinary
  charge...........................................     15,351        6.1%         7,666        5.9%
Income tax expense.................................      6,601        2.6%           346        0.2%
                                                      --------      ------      --------      ------
Net earnings before extraordinary charge...........   $  8,750        3.5%      $  7,320        5.7%
Extraordinary charge, net of tax...................      5,107        2.0%            --          --
                                                      --------      ------      --------      ------
Net earnings.......................................   $  3,643        1.5%      $  7,320        5.7%
                                                      ========                  ========
Net earnings before extraordinary charge per common
  share-basic......................................   $   1.11                  $   1.35
                                                      ========                  ========
Net earnings before extraordinary charge per common
  share-diluted....................................   $   1.07                  $   1.29
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

     Interest Expense. Interest expense in 1998 was $15.6 million, as compared to $5.2 million for 1997. The primary contributor to the increase over 1997 was the result of $180.8 million of debt added related to the 1998 Acquisitions. Also contributing to the increase was a slightly higher effective interest rate on the high yield bonds, which was partially offset by a lower incremental borrowing rate due to the May 1998 refinancing of the Company's senior debt agreements.

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

     Extraordinary Charge, net of tax. An extraordinary charge in the amount of $5.1 million, net of tax, for the early retirement of debt, or $0.62 per common share -- diluted was recorded in 1998. To fund the Seymour Acquisition, increased financing facilities were obtained to replace and augment existing facilities as of December 27, 1997. The financing change required the write-off of $1.7 million, net of tax, of capitalized costs incurred to obtain the replaced credit facilities. In addition, in May, 1998 the Company refinanced its existing debt and incurred an extraordinary charge of $3.4 million, net of tax, for the write-off of previously capitalized costs relating to the previous credit agreement as well as penalties for early repayment of debt.

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

CAPITAL RESOURCES AND LIQUIDITY

     Cash and cash equivalents at December 25, 1999 were $5.0 million, unchanged from a year ago. The Company's total debt increased from $223.1 million a year ago to $226.9 million at December 25, 1999. The increase in debt is attributable to several factors, including increased working capital, capital spending and the Company's stock buyback program.

     The Company's working capital, excluding cash and short term debt, increased from $26.2 million in 1998 to $33.7 million at year end 1999. The increase was largely due to higher accounts receivable from customers. Customers slowed down payments in the fourth quarter to meet their own purposes. The increase in receivables is not the result of collection issues.

     Capital spending of $14.7 million in 1999 primarily consisted of $5.3 million to expand existing facilities in Chicago and Mexico, $3.6 million related to new computer systems (including the cost of installation) and $2.4 million to support new product development. The Company's capital spending needs in 2000 are expected to be $12-18 million. Capital projects expected for 2000 include molds to support new product development and sales growth, outfitting of the El Paso facility and new injection molding machines to improve productivity. As in the past, management will pursue alternative means of financing including leasing. During 1999, off balance sheet financing totaling $6.6 million was obtained through operating leases of machinery and equipment. The Company has entered into a 10 year lease for the El Paso facility. The lease includes a purchase option prior to the end of the lease term.

     During 1999, the Company spent $3.9 million to buy back 446,000 shares of its publicly issued stock. The shares were purchased at an average price of $8.71 per share.

     Management believes its existing financing facilities together with its cash flow from operations will provide sufficient capital to fund operations, make required debt repayments and meet anticipated capital spending needs.

YEAR 2000 COMPLIANCE

     The Company did not experience any system problems due to the Y2K situation. All significant systems were converted and or upgraded prior to December 31, 1999. Total costs incurred related to the Y2K situation were approximately $0.5 million. The Company will continue to monitor Y2K issues during the year. Contingency plans are in place to cover any issues that may arise at a later date.

MANAGEMENT OUTLOOK AND COMMENTARY

     In 1999, management took many steps to ensure continued growth in earnings and shareholder value. The most significant actions taken were the following:

     - Completed the integration of the various brands the company had acquired over the past few years into one brand: HOMZ. Under this brand, the company presents one consistent appearance in its retail offerings.

     - With the decision to move to a "one brand, one Company" philosophy, management quickly began the process of consolidating all operating functions and eliminating duplicative processes. The result of the consolidation will be annual pre tax cash savings of over $2.0 million.

     - The Company broke ground on a new 400,000 square foot facility in El Paso, Texas. This facility will manufacture both ironing board and storage products as well as provide a launching point for improved western distribution. The facility opened for production and distribution in March 2000.

     - With the consolidation of the retail product lines under the HOMZ brand, management took the opportunity to eliminate over 1600 stock keeping units (SKU's). Most of the products eliminated were duplicative or in unpopular colors. While this step will result in the elimination of about 1% of the Company's 1999 sales, it will provide opportunities for improved operating efficiencies and margin improvement. Higher margin new products will replace the eliminated sales.

     - A uniform computer platform was installed for the HOMZ product lines and facilities resulting in the consolidation of three separate computer systems.

     - The Company acquired molds and inventory from a storage products company, significantly expanding the Company's product offering in general storage items.

     - 18 new injection molding machines were added to the Company's Chicago facility. This provided additional capacity and improved productivity through reduced cycle times and energy use.

     - During 1999, the Company executed its plans to balance production levels between manufacturing facilities. The Chicago facility was expanded to a 24/7 operation from a 5-day, 2-shift operation. Additionally, the Minnesota molding facility acquired in 1998 was better utilized by adding general storage and closet items to its existing kitchen storage production.

     - The Company added over 300,000 square feet of warehousing for its storage product lines. The additional warehousing is needed to accommodate the Company's growing presence with the Company's big 3 retailers: Kmart, Wal-Mart and Target.

     During 2000, the Company will concentrate on revenue growth from existing product lines. The Company will also continue to seek every opportunity to maintain its position as a low cost producer. Some of these plans, together with assorted factors that may influence the performance of the Company in 2000 and beyond are as follows:

     - The Company will aggressively seek sales growth from existing product lines:

      - The El Paso facility provides an opportunity to expand distribution with customers in the western half of the United States. Previously, the Company was hampered in its western distribution by the higher freight costs incurred to reach western customers from the Company's eastern and midwestern facilities. The proximity of the El Paso facility will provide distribution improvements and sales opportunities for both existing and new customers. The facility began production in March 2000.

      - The 1999 introduction of the HOMZ brand will provide sales growth opportunities. Several retailers have already committed to HOMZ ad events that will provide increased sales as well as increased awareness of the brand.

      - A major retailer has announced its intention to consolidate its general storage vendor base from 35 vendors to less than 10. The Company has been selected to participate in the smaller vendor base. Management expects this development will result in 3-5% sales growth with the customer.

     - The opening of the El Paso facility will not only enhance the Company's sales growth, it should favorably impact margins. This facility will have new, highly efficient manufacturing equipment which will result in lower production costs as compared to the Company's other manufacturing locations. In addition, El Paso is a very favorable labor market that can provide needed manpower at a reasonable rate.

     - The Company's primary raw materials are plastic resin, steel, fabric and corrugated packaging. Fluctuations in the cost of these materials can have a significant impact on reported results. Other than plastic resin (see discussion below), management does not expect to see a significant change in the cost of these materials as compared to 1999. However the cost of these items is affected by many variables outside the control of the company and changes to the current perceived trends are possible.

     - Plastic resin represents about 20-25% of the Company's cost of goods sold. During 1999, the cost of plastic resin increased significantly. This occurred after a several year period of declining plastic resin costs during which selling prices also declined in response to competitive pressures. In the last 6 months of 1999, resin returned to cost levels of 2 years ago. Now that plastic resin costs have increased, the Company's ability to pass along this increase to its customers is hampered by both the nature of the retail customer environment and other competitive factors. As a result of the plastic resin cost increase and the inability to raise selling prices, management expects gross margins in the first half of 2000 to be below the gross margins achieved in 1999. The future cost of plastic resin is difficult to predict. Plastic resin costs are impacted by several factors outside the control of the Company including supply and demand characteristics, oil prices and the overall health of the economy. Any of these factors could have a positive or negative impact on plastic resin costs.

     - Management's 1999 decision to consolidate its operating functions will save money for the Company. Operating expense reductions as compared to 1999 will be achieved in the first half of 2000 but will decline as the year proceeds. Operating expenses as a percent of sales are expected to be lower in 2000 than in 1999.

     - The full utilization of computer systems installed in 2000 will provide opportunities for productivity and earnings improvements. The new systems will allow management to better monitor product and customer profitability, manufacturing performance and customer service levels. Forecasting tools expected to be implemented in 2000 will provide for better visibility to customer trends and will enhance inventory management.

     - The Company has financed previous acquisitions primarily with debt. As a result, the Company is highly leveraged with total debt representing about 80% of the Company's book capitalization, or a 4:1 debt to capital ratio. As a result, earnings could be materially impacted by changes in interest rates. Furthermore, the financial and operating covenants related to the debt agreements place some restrictions on the operations of the Company. During 1999, the Company was well within its financial and operating covenants and expects to operate safely within the covenants in 2000.

     - HPI has been a successful consolidator within the housewares industry. Most of the Company's growth since 1996 has come from its acquisition activity. Management had believed that the continued profitable growth of the Company would provide momentum for an increasing stock price. Management's strategy was to use the higher stock price to raise additional capital, pay down debt and acquire additional businesses. Unfortunately, the market has not recognized the increased value of the Company. Further, management does not believe it would be prudent to pursue additional acquisitions of a significant size financed solely with more debt. Accordingly, the Board of Directors has retained investment bankers to assist management in addressing its capital needs including ways to raise additional capital to fund further acquisitions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risks from changes in interest rates and commodity based raw materials (resin, steel and fabric).

     Interest Rate Risk. The Company's Revolver and Term Loan are LIBOR-based and are subject to interest rate movements. A 10% increase or decrease in the average cost of the Company's variable rate debt would result in a change in pretax interest expense of approximately $762, based upon borrowings outstanding at December 25, 1999.

     Commodity Risk. The Company is subject to fluctuations in commodity type raw materials such as plastic resin, steel and griege fabric. See Item 1 -- Raw Materials, which is incorporated by reference to this section, for further details.

FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K, including "General Development of Business," "Properties," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: (i) the anticipated effect of the 1999 Acquisition and the 1998 Acquisitions on the Company's sales and earnings; (ii) the impact of the level of the Company's indebtedness; (iii) restrictive covenants contained in the Company's various debt documents; (iv) general economic conditions and conditions in the retail environment; (v) the Company's dependence on a few large customers; (vi) price fluctuations in the raw materials used by the Company, particularly plastic resin; (vii) competitive conditions in the Company's markets; (viii) the seasonal nature of the Company's business; (ix) the Company's ability to execute its consolidation strategy; (x) fluctuations in the stock market; (xi) the extent to which the Company is able to retain and attract key personnel; (xii) relationships with retailers; and
(xiii) the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Listed below are the financial statements and supplementary data included in this part of the Annual Report on Form 10-K:

          (a) Financial Statements

                                                             PAGE NO.
                                                             --------
Report of Independent Public Accountants...................     F-1
Consolidated Balance Sheets at December 25, 1999 and
  December 26, 1998........................................     F-2
Consolidated Statements of Operations For 1999, 1998 and
  1997.....................................................     F-3
Consolidated Statements of Stockholders' Equity for 1999,
  1998 and 1997............................................     F-4
Consolidated Statements of Cash Flows for 1999, 1998 and
  1997.....................................................     F-5
Notes to Consolidated Financial Statements.................     F-6

          (b) Supplementary Data

Summary of Quarterly Financial Information.................    F-19

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

      2. Additional Financial Information

                                                             PAGE NO.
                                                             --------
Reports of Independent Public Accountants on Schedule II...     S-1
Schedule II -- Valuation and Qualifying Accounts...........     S-2

  (b) Reports Filed on Form 8-K

     There were no Reports filed on Form 8-K in the fourth quarter of 1999.

  (c) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                EXHIBIT TITLE
-------                               -------------
   2.1    --   Agreement and Plan of Merger, dated as of February 13, 1997, by and among Selfix, Inc., HPI Merger, Inc. and Home
               Products International, Inc. Incorporated by reference from
               Exhibit 2.1 to Form 8-B Registration Statement filed on
               February 20, 1997.
   2.2    --   Stock Purchase Agreement, made as of January 1, 1997,
               between the Company, Leonard J. Tocci, Richard M. Tocci,
               Lawrence J. Tata, Michael P. Tata and Barbara L. Tata.
               Incorporated by reference from Exhibit 2.2 to Form 8-K dated
               February 28, 1997.
   2.3    --   Agreement and Plan of Merger, dated as of January 1, 1997, by and among the Company, Houseware Sales, Inc. and the
               individual shareholders of Houseware Sales, Inc.
               Incorporated by reference from Exhibit 2.1 to Form 8-K dated
               February 28, 1997.
   2.4    --   Amended and Restated Agreement, dated December 30, 1997, by and among the Company, Seymour Sales Corporation, Seymour
               Housewares Corporation, and Chase Venture Capital Associates
               (majority shareholder of Seymour Sales Corporation).
               Incorporated by reference from Exhibit 2.1 to Form 8-K dated
               January 13, 1998, which was subsequently modified as stated
               in Item 2 to Form 8-K/A dated March 16, 1998.
   2.5    --   Form of Escrow Agreement (Exhibit 2.8 from Amended and
               Restated Agreement, dated December 30, 1997 by and among the
               Company, Seymour Sales Corporation, Seymour Housewares
               Corporation, and Chase Venture Capital Associates (majority shareholder of Seymour Sales Corporation)) by and among
               HPII, the security holders of Sales, Majority Shareholder, and LaSalle. Incorporated by reference from Form 10-K filed on March 27, 1998, Exhibit No. 2.6.
   2.6    --   Asset Purchase and Sale Agreement among Plastics, Inc and
               Home Products International, Inc. and Newell Co. dated as of
               July 31, 1998. Incorporated by Reference to Form 8-K/A filed on November 6, 1998.
   2.7    --   Asset Purchase Agreement among Tenex Corporation, and Home
               Products International, Inc., dated July 24, 1998.
               Incorporated by reference to Form 10-Q filed on November 10,
               1998.
  *2.8    --   Asset Purchase Agreement among Austin Products, Inc. d/b/a
               Epic, and Tamor Corporation, dated May 12, 1999.
  *2.9    --   Stock Purchase Agreement between Recore Industries
               Corporation and Home Products International, Inc. for the
               sale of Shutter, Inc., effective December 27, 1998.
   3.1    --   Certificate of Incorporation of the Company filed with the
               Delaware Secretary of State on February 7, 1997.
               Incorporated by reference from Exhibit 3.1 to Form 8-B
               Registration Statement filed on February 20, 1997.
   3.2    --   By-laws of the Company. Incorporated by reference from
               Exhibit 3.2 to Form 8-B Registration Statement filed on
               February 20, 1997.
   4.1    --   Form of Rights Agreement dated as of May 21, 1997, between
               Home Products International, Inc. and ChaseMellon
               Shareholder Services L.L.C., as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate.
               Incorporated by reference from Exhibit 4.2 to Form S-2
               Registration Statement (File No. 333-25871) filed on April
               25, 1997.
  10.1    --   The Company's 1994 Stock Option Plan. Incorporated by
               reference from Exhibit A of the Company's Proxy Statement
               for its 1994 Annual Meeting.**
  10.2    --   The Company's 1991 Stock Option Plan. Incorporated by
               reference from Exhibit A of the Company's Proxy Statement
               for its 1991 Annual Meeting.**

EXHIBIT
NUMBER                                EXHIBIT TITLE
-------                               -------------
  10.3    --   The Company's 1987 Stock Option Plan Incorporated by
               reference from Exhibit 10.8 to Form S-1 Registration
               Statement No. 33-23881.**
  10.4    --   Lease, dated July 24, 1980, among Selfix as Tenant and NLR
               Gift Trust and MJR Gift Trust as Landlord concerning
               Selfix's facility in Chicago, Illinois. Incorporated by
               reference from Exhibit 10.9 to Form S-1 Registration
               Statement No. 33-23881.
  10.5    --   $150,000,000 Amended and Restated Credit Agreement among
               Home Products International, Inc, as Borrower, the Several
               Lenders from time to time parties thereto, and The Chase
               Manhattan Bank as Administrative Agent dated September 8,
               1998. Incorporated by reference to Form 8-K/A filed on
               November 6, 1998.
  10.6    --   Assignment and Assumption Agreement by and between Home
               Products International, Inc. and Prestige Plastics, Inc.
               Incorporated by reference to Form 8-K/A filed on November 6,
               1998.
  10.7    --   Loan Agreement dated September, 1990 between Selfix and
               Illinois Development Finance Authority in connection with
               Selfix's Industrial Revenue Bond. Incorporated by reference from the Company's Form 10-K for the fifty-two weeks ended
               December 28, 1991.
  10.8    --   Credit Agreement dated as of December 30, 1997 among Selfix,
               Inc., Tamor Corporation, Seymour Housewares Corporation, and
               Shutters, Inc., as Borrowers, the Company, General Electric
               Capital Corporation, as Agent and Lender, and other Lenders signatory hereto from time to time. Incorporated by
               reference from Form 10-K filed on March 27, 1998, Exhibit
               No. 10.10.
  10.9    --   Note Purchase Agreement dated as of December 30, 1997, among
               Selfix, Inc., Tamor Corporation, Shutters, Inc., and Seymour
               Housewares Corporation, Home Products International, Inc.,
               (referred to herein as Joint Issuers) and General Electric
               Capital Corporation individually, and as Agent for itself
               and other Note Purchasers signatory hereto. Incorporated by reference from Form 10-K filed on March 27, 1998, Exhibit
               No. 10.11.
  10.10   --   $5,000,000 Senior Subordinated Note -- General Electric
               Capital Corporation, due December 30, 2006. Incorporated by
               reference from Form 10-K filed on March 27, 1998, Exhibit
               No. 10.12.
  10.11   --   $5,000,000 Senior Subordinated Note -- Archimedes Funding,
               L.L.C. due December 30, 2006. Incorporated by reference from
               Form 10-K filed on March 27, 1998, Exhibit No. 10.13.
  10.12   --   Subordinated Note Security Agreement dated December 30, 1997 among Selfix, Inc., Tamor Corporation, Shutters, Inc., and
               Seymour Housewares Corporation, Home Products International,
               Inc., (collectively referred to herein as Grantors) in favor of General Electric Capital Corporation. Incorporated by
               reference from Form 10-K filed on March 27, 1998, Exhibit
               No. 10.14.
  10.13   --   Employment Agreement dated January 1, 1997 between the
               Company and James R. Tennant, Chairman of the Board and
               Chief Executive Officer. Incorporated by reference from
               Exhibit 10.10 to Form 8-B Registration Statement filed on
               February 20, 1997.**
  10.14   --   Employment Agreement dated January 5, 1998 between the
               Company and Stephen R. Brian, President and Chief Operating
               Officer. Incorporated by reference from Form 10-K filed on
               March 27, 1998, Exhibit No. 10.16.**
  10.15   --   Reimbursement Agreement by and among Selfix, Shutters, Inc.
               and LaSalle National Bank dated as of April 12, 1996
               relating to letter of credit issued in connection with the
               Series 1990 Bonds. Incorporated by reference from Exhibit
               10.11 to Form 8-B Registration Statement filed on February
               20, 1997.

EXHIBIT
NUMBER                                EXHIBIT TITLE
-------                               -------------
  10.16   --   Description of the 1998 Executive Incentive Bonus Plan.
               Incorporated by reference to the Compensation Committee
               Report contained in Form Pre 14A dated April 13, 1998.**
  10.17   --   Description of the 1998 Management Incentive Bonus Plan.
               Incorporated by reference to the Compensation Committee
               Report contained in Form Pre 14A dated April 13, 1998.**
  10.18   --   The Company's 1999 Performance Incentive Plan. Incorporated
               by reference from the Company's Proxy Statement for its 1999
               Annual Meeting.**
  10.19   --   The Company's 1999 Directors Restricted Stock Plan.
               Incorporated by reference from the Company's Proxy Statement for its 1999 Annual Meeting.**
  11.1    --   Statement Regarding Computation of Earnings Per Share is
               included in the Notes to the Consolidated Financial
               Statements referred to in Item 8 hereof.
 *21.1    --   List of Subsidiaries
 *23.1    --   Consent of Arthur Andersen LLP.
 *27.1    --   Financial Data Schedule.

---------------

 * Filed herewith, exhibits not marked with an asterisk are incorporated by reference.
** Indicates an employee benefit plan, management contract or compensatory plan or arrangement in which a named executive officer and/or a director participates.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Home Products International, Inc.:

     We have audited the accompanying consolidated balance sheets of Home Products International, Inc. (a Delaware corporation) and subsidiaries as of December 25, 1999 and December 26, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fifty-two week periods ended December 25, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Home Products International, Inc. and subsidiaries as of December 25, 1999 and December 26, 1998, and the results of their operations and their cash flows for each of the three fifty-two week periods ended December 25, 1999 in conformity with accounting principles generally accepted in the United States.

                                                  ARTHUR ANDERSEN LLP

Chicago, Illinois
February 18, 2000

                       HOME PRODUCTS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              AS OF FISCAL YEAR END
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                  SHARE AMOUNTS)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $  4,861     $  4,986
  Accounts receivable, net of allowance for doubtful
     accounts of $10,158 at December 25, 1999 and $7,196 at
     December 26, 1998......................................    59,571       50,238
  Inventories, net..........................................    24,064       25,296
  Prepaid expenses and other current assets.................     7,558        6,880
                                                              --------     --------
          Total current assets..............................    96,054       87,400
                                                              --------     --------
Property, plant and equipment -- at cost....................    98,678       87,854
Less accumulated depreciation and amortization..............   (31,420)     (27,654)
                                                              --------     --------
Property, plant and equipment, net..........................    67,258       60,200
                                                              --------     --------
Deferred income taxes.......................................     8,417       10,491
Intangible and other assets.................................   172,177      181,952
                                                              --------     --------
          Total assets......................................  $343,906     $340,043
                                                              ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term obligations...............  $  5,571     $  3,549
  Accounts payable..........................................    23,820       20,510
  Accrued liabilities.......................................    33,651       35,664
                                                              --------     --------
          Total current liabilities.........................    63,042       59,723
                                                              --------     --------
Other long term liabilities.................................     2,908        2,783
Long-term obligations -- net of current maturities..........   221,334      219,536
Stockholders' equity:
  Preferred stock -- authorized, 500,000 shares, $.01 par
     value; none issued.....................................        --           --
  Common stock -- authorized 15,000,000 shares, $.01 par
     value; 8,068,863 shares issued at December 25, 1999 and
     8,024,123 shares issued at December 26,1998............        81           80
  Additional paid-in capital................................    48,800       48,455
  Retained earnings.........................................    14,269       12,259
  Common stock held in treasury -- at cost (822,394 shares
     at December 25, 1999 and 376,462 at December 26,
     1998)..................................................    (6,528)      (2,642)
  Currency translation adjustments..........................        --         (151)
                                                              --------     --------
          Total stockholders' equity........................    56,622       58,001
                                                              --------     --------
          Total liabilities and stockholders' equity........  $343,906     $340,043
                                                              ========     ========

    The accompanying notes are an integral part of the financial statements.

                       HOME PRODUCTS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            FISCAL YEAR
                                                             -----------------------------------------
                                                                1999           1998           1997
                                                             -----------    -----------    -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales..................................................   $294,001       $252,429       $129,324
Cost of goods sold.........................................    195,301        169,213         88,888
Special charges............................................      8,589             --             --
                                                              --------       --------       --------
  Gross profit.............................................     90,111         83,216         40,436
Operating expenses
  Selling..................................................     39,036         31,262         18,332
  Administrative...........................................     15,428         15,796          8,474
  Amortization of intangible assets........................      5,425          5,508            882
  Restructuring and other charges..........................      5,966             --             --
  Other nonrecurring charges...............................        445             --             --
                                                              --------       --------       --------
                                                                66,300         52,566         27,688
                                                              --------       --------       --------
  Operating profit.........................................     23,811         30,650         12,748
                                                              --------       --------       --------
Other income (expense)
  Interest income..........................................        170            236             50
  Interest (expense).......................................    (20,271)       (15,568)        (5,152)
  Other income.............................................        372             33             20
                                                              --------       --------       --------
                                                               (19,729)       (15,299)        (5,082)
                                                              --------       --------       --------
Earnings before income taxes and extraordinary charge......      4,082         15,351          7,666
Income tax (expense).......................................     (2,072)        (6,601)          (346)
                                                              --------       --------       --------
Earnings before extraordinary charge.......................   $  2,010       $  8,750       $  7,320
Extraordinary charge for early retirement of debt, net of
  tax benefits of $3,633...................................         --         (5,107)            --
                                                              --------       --------       --------
Net earnings...............................................   $  2,010       $  3,643       $  7,320
                                                              ========       ========       ========
Earnings before extraordinary charge, per common share --
  basic....................................................   $   0.27       $   1.11       $   1.35
Extraordinary charge for early retirement of debt, net of
  tax......................................................         --          (0.65)            --
                                                              --------       --------       --------
Net earnings per common share -- basic.....................   $   0.27       $   0.46       $   1.35
                                                              ========       ========       ========
Earnings before extraordinary charge, per common share --
  diluted..................................................   $   0.26       $   1.07       $   1.29
Extraordinary charge for early retirement of debt, net of
  tax......................................................         --          (0.62)            --
                                                              --------       --------       --------
Net earnings per common share -- diluted...................   $   0.26       $   0.45       $   1.29
                                                              ========       ========       ========

    The accompanying notes are an integral part of the financial statements.

                       HOME PRODUCTS INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                      COMMON
                                                                                        CURRENCY      STOCK
                                                               ADDITIONAL              TRANSLATION   HELD IN
                                          PREFERRED   COMMON    PAID-IN     RETAINED   ADJUSTMENTS   TREASURY
                                            STOCK     STOCK     CAPITAL     EARNINGS    AND OTHER    AT COST     TOTAL
                                          ---------   ------   ----------   --------   -----------   --------   -------
                                                                         (IN THOUSANDS)
Balance at December 28, 1996............      --        39       10,839       1,296        (201)        (264)    11,709
  Net earnings..........................      --        --           --       7,320          --           --      7,320
  Issuance of 19,560 shares in
    connection with employee stock
    purchase plan.......................      --        --          107          --          --           --        107
  Issuance of 480,000 shares of common
    stock in connection with Tamor
    Acquisition.........................      --         5        2,395          --          --           --      2,400
  Issuance of 2,280,000 shares of common
    stock in connection with secondary
    public offering.....................      --        23       20,148          --          --           --     20,171
  Issuance of Warrant...................      --        --          400          --          --           --        400
  Stock options exercised...............      --        --           67          --          --           --         67
  Translation adjustments...............      --        --           --          --          42           --         42
                                            ----       ---      -------     -------       -----      -------    -------
Balance at December 27, 1997............    $ --       $67      $33,956     $ 8,616       $(159)        (264)   $42,216
                                            ====       ===      =======     =======       =====      =======    =======
  Net earnings..........................      --        --           --       3,643          --           --      3,643
  Issuance of 20,695 shares in
    connection with employee stock
    purchase plan.......................      --        --          196          --          --           --        196
  Issuance of 1,320,000 shares of common
    stock in connection with acquisition
    of Seymour Housewares Corporation...      --        13       14,254          --          --           --     14,267
  Stock options exercised...............      --        --           49          --          --           --         49
  Treasury stock purchased at cost......      --        --           --          --          --       (2,378)    (2,378)
  Translation adjustment................    $ --        --           --          --           8           --          8
                                            ----       ---      -------     -------       -----      -------    -------
Balance at December 26, 1998............    $ --       $80      $48,455     $12,259       $(151)     $(2,642)   $58,001
                                            ====       ===      =======     =======       =====      =======    =======
  Net earnings..........................      --        --           --       2,010          --           --      2,010
  Issuance of 41,238 shares in
    connection with exercise of stock
    options and various stock plans.....      --         1          345          --          --           --        346
  Treasury stock purchased at cost......      --        --           --          --          --       (3,886)    (3,886)
  Translation adjustment................      --        --           --          --         151           --        151
                                            ----       ---      -------     -------       -----      -------    -------
Balance at December 25, 1999............    $ --       $81      $48,800     $14,269       $  --      $(6,528)   $56,622
                                            ====       ===      =======     =======       =====      =======    =======

    The accompanying notes are an integral part of the financial statements.

                       HOME PRODUCTS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        FISCAL YEAR
                                                              -------------------------------
                                                                1999       1998        1997
                                                              --------   ---------   --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net earnings................................................  $  2,010   $   3,643   $  7,320
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Write off of fixed and other assets included in the
    Special and Restructuring Charges.......................     3,940          --         --
  Depreciation and amortization.............................    16,241      14,731      5,687
  Extraordinary charge on early retirement of debt..........        --       8,739         --
  Changes in assets and liabilities:
    Increase in accounts receivable.........................   (10,302)    (11,933)    (5,428)
    Decrease (increase) in inventories......................     1,119       6,644     (2,280)
    Decrease (increase) in prepaids and other current
      assets................................................      (713)     (6,452)      (328)
    Decrease (increase) in net deferred tax asset...........     2,074       2,096     (3,466)
    Increase (decrease) in accounts payable.................     3,716       4,163     (4,695)
    (Decrease) increase in accrued liabilities..............    (1,836)     (1,315)     5,060
  Other, net................................................    (1,634)        377       (992)
                                                              --------   ---------   --------
Net cash provided by operating activities...................    14,615      20,693        878
                                                              --------   ---------   --------
INVESTING ACTIVITIES:
Proceeds on sale of business, net...........................     4,092          --         --
Proceeds on sale of building................................       977          --         --
1999 Acquisition............................................    (5,962)         --         --
Tamor Acquisition, net of cash acquired.....................        --          --    (27,876)
Seymour Acquisition, net of cash acquired...................        --     (84,882)        --
Tenex Asset Acquisition.....................................        --     (16,725)        --
Newell Asset Acquisition, net of cash acquired..............       571     (78,321)        --
Capital expenditures, net...................................   (14,698)    (11,933)    (8,382)
                                                              --------   ---------   --------
Net cash used by investing activities.......................   (15,020)   (191,861)   (36,258)
                                                              --------   ---------   --------
FINANCING ACTIVITIES:
Borrowings under revolving line of credit, net..............     4,250      44,000      3,355
Additions to capital lease obligation.......................     3,137          --         --
Borrowings, net -- Senior Subordinated Notes................        --     120,809         --
Borrowings, net -- $50,000 Term Loan........................        --      49,460         --
Borrowings, net -- 12/30/97 Facility........................        --     117,538         --
Borrowings, net -- term loans and warrant...................        --          --     44,158
Payments -- $50,000 Term Loan...............................    (3,000)         --         --
Payments on Industrial Revenue Bonds........................      (400)     (2,400)      (800)
Payment of capital lease obligation.........................      (167)       (335)      (164)
Payments on borrowings......................................        --    (148,076)   (33,809)
Prepayment penalty on early retirement of debt..............        --      (3,282)        --
Purchase of treasury stock..................................    (3,886)     (2,378)        --
Net proceeds from secondary stock offering..................        --          --     20,171
Exercise of common stock options and issuance of common
  stock under various stock plans...........................       346         235        174
                                                              --------   ---------   --------
Net cash provided by financing activities...................       280     175,571     33,085
                                                              --------   ---------   --------
Net increase (decrease) in cash and cash equivalents........      (125)      4,403     (2,295)
Cash and cash equivalents at beginning of year..............     4,986         583      2,878
                                                              --------   ---------   --------
Cash and cash equivalents at end of year....................     4,861       4,986   $    583
                                                              ========   =========   ========
Supplemental disclosures:
Cash paid during the year for:
Interest....................................................  $ 19,864   $  11,436   $  3,568
                                                              --------   ---------   --------
Income taxes, net...........................................  $  3,485   $   3,458   $  1,255
                                                              --------   ---------   --------

    The accompanying notes are an integral part of the financial statements.

                       HOME PRODUCTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          DECEMBER 25, 1999, DECEMBER 26, 1998, AND DECEMBER 27, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

     The Company periodically re-evaluates carrying values and estimated useful lives of long lived assets to determine whether current facts and circumstances warrant adjustment.

     The Company capitalized certain costs related to the purchase and development of software used in the business. Such assets are amortized over their estimated useful lives, ranging from 2 to 5 years.

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

                       HOME PRODUCTS INTERNATIONAL, INC.

REVENUE RECOGNITION.

     The Company recognizes revenue as products are shipped to customers.

INTANGIBLE ASSETS.

     Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is amortized on a straight-line over a period not to exceed forty years. Covenants not to compete are amortized on a straight-line basis over the terms of the respective agreements. Patents, royalty rights, trademarks acquired and licensing agreements are amortized over their estimated useful lives ranging from five to ten years. The Company reviews goodwill and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As part of an sku rationalization in 1999, (described further in Note 2) the Company wrote off $537 of intangibles associated with a discontinued product line.

INCOME TAXES.

     Deferred tax assets and liabilities are determined at the end of each fiscal period, based on differences between the financial statement bases of assets and liabilities and the tax bases of those same assets and liabilities, using the currently enacted statutory tax rates.

NET EARNINGS PER COMMON SHARE.

     The following reconciles earnings per share from continuing operations for 1999, 1998 and 1997:

                                                               1999     1998     1997
                                                              ------   ------   ------
Net income from continuing operations.......................  $2,010   $8,750   $7,320
                                                              ======   ======   ======
Weighted average common shares outstanding -- basic.........   7,389    7,898    5,436
Stock options and warrants..................................     221      278      246
                                                              ------   ------   ------
Weighted average common shares outstanding -- diluted.......   7,610    8,176    5,682
                                                              ======   ======   ======
Earnings per common share -- basic..........................  $ 0.27   $ 1.11   $ 1.35
                                                              ======   ======   ======
Earnings per common share -- diluted........................  $ 0.26   $ 1.07   $ 1.29
                                                              ======   ======   ======

BENEFIT PLANS.

     The Company provides a profit sharing and savings plan (including a 401(k) plan) to which both the Company and eligible employees may contribute. Company contributions to the savings plan are voluntary and at the discretion of the Board of Directors. The Company matches the employee 401(k) plan contributions with certain limitations. The total Company contributions to both plans are limited to the maximum deductible amount under the Federal income tax law.

     The Company provides retirement plans for its employees covered under collective bargaining agreements. The amount of the Company contribution is determined by the respective collective bargaining agreement.

     The contributions to all the profit sharing, savings, and retirement plans for 1999, 1998 and 1997, were $1,597, $725, and $414, respectively.

                       HOME PRODUCTS INTERNATIONAL, INC.

CASH AND CASH EQUIVALENTS.

     The Company considers all highly liquid, short-term investments with an original maturity of three months or less, to be cash equivalents.

CONCENTRATION OF CREDIT RISK.

     The Company is dependent upon a few customers for a large portion of its revenues. In 1999 three customers each accounted for more than 10% of consolidated net sales. The company's top three customers, Wal-Mart, Kmart, and Target accounted for 18.2%, 15.0% and 11.4% of net sales respectively in 1999. These same three customers accounted for 18.5%, 12.1% and 8.7% respectively in 1998. The loss of one of these customers could have a material effect on the Company. No other customer accounted for more than 10% of consolidated net sales in 1999 or 1998.

FISCAL YEAR.

     The Company reports on a 52-53 week year. References to the fiscal years 1999, 1998 and 1997 are for the fifty-two weeks ended December 25, 1999, December 26, 1998 and December 27, 1997.

RELATED PARTIES.

     A director of the Company is the executor and co-trustee of certain estates and trusts (the "Trusts") which lease facilities to the Company as discussed in
Note 10. In addition, this director is a partner in a law firm which is the Company's general counsel.

RECLASSIFICATIONS.

     Certain prior year amounts have been reclassified to conform to the current year's presentation.

NEW ACCOUNTING STANDARDS.

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The standard establishes accounting and reporting standards for derivative instruments and hedging activities. The Company had no derivative instruments or hedging transactions in 1999 or 1998. The Company will be required to adopt this standard in 2000, and the adoption is not anticipated to have a material impact on the financial statements.

                       HOME PRODUCTS INTERNATIONAL, INC.

NOTE 2. SPECIAL, RESTRUCTURING AND OTHER NONRECURRING CHARGES

                                                               EXPECTED     NON-CASH
                                                              CASH CHARGE    CHARGE    TOTALS
                                                              -----------   --------   -------
COST OF GOODS SOLD:
Special charge:
     SKU reduction and inventory adjustments................    $2,782       $4,909    $ 7,691
     Discontinued molds.....................................        --          898        898
                                                                ------       ------    -------
          Total charge to cost of goods sold................     2,782        5,807      8,589
OPERATING EXPENSES:
Restructuring and other charges:
     Employee related costs.................................     1,417           --      1,417
     Elimination of obsolete assets.........................       115        3,753      3,868
     Transaction costs......................................       576          105        681
                                                                ------       ------    -------
       Subtotal.............................................     2,108        3,858      5,966
Other nonrecurring charges:
     Employee related costs.................................       293           --        293
     HOMZ branding strategy.................................       152           --        152
                                                                ------       ------    -------
       Subtotal.............................................       445           --        445
                                                                ------       ------    -------
          Total charge to operating expense.................     2,553        3,858      6,411
                                                                ------       ------    -------
Total charges...............................................    $5,335       $9,665    $15,000
Tax benefit -- 40%..........................................                            (6,000)
                                                                                       -------
Net charge..................................................                           $ 9,000
                                                                                       =======

     In 1999, the Company recorded a $15,000 pretax charge, comprised of an $8,589 Special Charge and a $6,411 Restructuring and Other Nonrecurring Charge, (the two together are referred to herein as the "Charges"). The Charges were incurred in accordance with a plan adopted in July 1999 to consolidate two of the Company's wholly-owned subsidiaries and to implement a national branding strategy.

     The primary components of the $8,589 Special Charge include $7,691 for inventory reserves for discontinued products and packaging and $898 for reserves for molds that were used to make these products. The Company has performed an extensive product line review which has resulted in the decision to eliminate approximately one-third of the Company's total stock keeping units (sku's). The eliminated sku's represent approximately 1% of consolidated 1999 sales.

     The primary components of the $6,411 Restructuring and Other Nonrecurring Charges include $1,710 for employee related costs such as severance and relocation costs due to consolidation of the selling, marketing and administrative functions of two of the Company's wholly-owned subsidiaries, $3,868 for reserves relating to assets made obsolete by the consolidation and $152 for the implementation of the Company's national branding strategy.

     The Company has identified 49 selling, marketing or administrative employees that will be terminated in accordance with the consolidation plan. As of December 25, 1999 approximately 40 of these employees have been terminated.

     The Company began to implement the restructuring plan in the third quarter of 1999 and accordingly the Charges were originally recorded at that time. Due to additional information which became available in the fourth quarter of 1999, the Company revised certain components of the

                       HOME PRODUCTS INTERNATIONAL, INC.

Charges. The additional charges and the reversal of reserves no longer required are listed in the table below (before tax benefit):

                                                           AS
                                                       ORIGINALLY
                                                       RECORDED IN   ADDITIONAL   REVERSAL OF   ADJUSTED
                                                        Q3 - 1999      CHARGE      RESERVES      TOTALS
                                                       -----------   ----------   -----------   --------
COST OF GOODS SOLD:
Special Charge:
  SKU reduction and inventory adjustments............    $ 7,070       $2,004       $(1,383)    $ 7,691
  Production and distribution facilities.............        979           --          (979)         --
  Discontinued molds.................................        898           --            --         898
                                                         -------       ------       -------     -------
          Total charge to cost of goods sold.........      8,947        2,004        (2,362)      8,589
OPERATING EXPENSES:
Restructuring and Other Charges:
  Employee related costs.............................      1,369           48            --       1,417
  Elimination of obsolete assets.....................      3,723          145            --       3,868
  Transaction costs..................................        518          163            --         681
                                                         -------       ------       -------     -------
     Subtotal........................................      5,610          356            --       5,966
Other nonrecurring charges
  Employee related costs.............................        293           --            --         293
  HOMZ branding strategy.............................        150            2            --         152
                                                         -------       ------       -------     -------
     Subtotal........................................        443            2            --         445
                                                         -------       ------       -------     -------
          Total charge to operating expense..........      6,053          358            --       6,411
                                                         -------       ------       -------     -------
Total charge.........................................    $15,000       $2,362       $(2,362)    $15,000
                                                         =======       ======       =======     =======

     The Company recorded an additional charge in the fourth quarter of 1999 in the amount of $2,362 and reversed $2,362 of reserves which were no longer needed. Of the total new charge, $2,004 was recorded as a Special Charge and $358 was recorded as a Restructuring and Other Nonrecurring Charge.

     The $2,004 increase to the Special Charge includes modifications to certain original reserve calculations as well as additional reserves established for carrying costs such as warehouse and logistics expenses related to certain discontinued inventory. The $2,362 decrease to the original reserve is primarily related to Management's decision to keep open a manufacturing and distribution facility which was scheduled for closure as well as modifications to certain original reserve calculations.

     The $358 increase to the Restructuring and Other Nonrecurring Charges was the result of modifications to certain original reserve calculations.

                       HOME PRODUCTS INTERNATIONAL, INC.

     The 1999 utilization of the reserve established in connection with the Charges was as follows:

                                                         ADJUSTED                                 RESERVE
                                                         BEGINNING   ACTIVITY IN   ACTIVITY IN   BALANCE AT
                                                          BALANCE      Q3 1999       Q4 1999      12/25/99
                                                         ---------   -----------   -----------   ----------
Inventory..............................................   $ 7,691      $  806        $1,892        $4,993
Molds..................................................       898         402            --           496
Plant and facilities...................................        --          --            --            --
Elimination of obsolete assets.........................     3,868       3,150           383           335
Employee costs.........................................     1,710         631           164           915
Other..................................................       833         224           209           400
                                                          -------      ------        ------        ------
                                                          $15,000      $5,213        $2,648        $7,139
                                                          =======      ======        ======        ======

     The total activity charged against the accrual in 1999 was $7,861. The total non cash cost of these charges was $4,463.

NOTE 3. 1999 ACQUISITION

     On May 12, 1999 the Company acquired certain assets (inventory and molds) from Austin Products, Inc. which were sold under the Epic brand name , (the "1999 Acquisition"). The assets were acquired for $5,962 in cash. This product line consists of plastic laundry baskets, tote caddys, crates, bins and utility buckets. The acquisition was accounted for as a purchase. The purchase price was equal to the fair value of the assets acquired. Results of operations have been included in the Consolidated Statement of Operations since the date of acquisition.

NOTE 4. 1998 ACQUISITIONS

     Effective December 30, 1997, the Company acquired all of the outstanding common stock of Seymour Sales Corporation and its wholly owned subsidiary, Seymour Housewares Corporation, (collectively, "Seymour" and the acquisition is referred to herein as the "Seymour Acquisition"). Seymour, headquartered in Seymour, Indiana, is an industry leading manufacturer and marketer of consumer laundry care products, including a full line of ironing boards, ironing board covers and pads, and numerous laundry related accessories. The acquisition was accounted for as a purchase and as such, the excess of the purchase price over the estimated fair value of the acquired net assets, which approximated $27,000, was recorded as goodwill and is being amortized over forty years. Total consideration for the acquisition was $100,700, consisting of approximately $16,400 in cash, $14,300 in common stock (1,320,700 shares) and the assumption of $70,000 of debt. Results of Seymour's operations have been included in the Consolidated Statement of Operations since the date of acquisition.

     On September 8, 1998 the Company acquired from Newell Co. certain assets and assumed certain liabilities comprising the businesses of Anchor Hocking Plastics, a leading supplier of food storage containers, and Plastics, Inc., a leading supplier of disposable plastic servingware, for $78,000 in an all cash transaction (the "Newell Asset Acquisition"). Based upon provisions in the purchase agreement, the Company received $571 from Newell in 1999 as an adjustment to the purchase price. Results of operations have been included in the Consolidated Statement of Operations since the date of acquisition. The acquisition was accounted for as a purchase, and as such, the excess of the purchase price over the estimated fair value of the acquired net assets, which approximated $57,200, was recorded as goodwill and is being amortized over forty years.

                       HOME PRODUCTS INTERNATIONAL, INC.

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

     On August 14, 1998 the Company acquired certain assets (inventory and molds) which comprised Tenex Corporation's consumer product storage line for $16,400 in an all cash transaction, (the "Tenex Asset Acquisition"). Based upon an earn out provision in the contract, the Company must pay Tenex Corporation an additional amount based upon 1999 sales of the products acquired. This amounted to $705 for 1999. A similar provision is in place for 2000 sales, with a minimum due of zero and a maximum amount due of $1,000 if certain predetermined sales targets are met. This product line consists of plastic storage bins and containers, rolling carts and stacking drawer systems. The acquisition was accounted for as a purchase, and as such, the excess of the purchase price over the estimated fair value of the acquired net assets, which approximated, $14,200, was recorded as goodwill and is being amortized over a period of twenty years. Results of operations have been included in the Consolidated Statement of Operations since the date of acquisition.

     The Seymour Acquisition, the Tenex Asset Acquisition and the Newell Asset Acquisition are collectively referred to herein as the "1998 Acquisitions".

NOTE 5. SHUTTERS, INC. DIVESTITURE

     Effective December 27, 1998 (fiscal 1999) the Company sold Shutters, Inc. ("Shutters") its home improvement products division for approximately $5,000 in cash and notes receivable. The Company recorded a gain in the amount of $196 (pre tax) on the sale. Shutters' 1998 net sales were approximately 3% of 1998 consolidated net sales.

NOTE 6. INVENTORIES

     The components of the Company's inventory were as follows:

                                                               1999      1998
                                                              -------   -------
Finished goods..............................................  $15,890   $15,771
Work-in-process.............................................    2,168     3,487
Raw materials and supplies..................................    6,006     6,038
                                                              -------   -------
  Inventory.................................................  $24,064   $25,296
                                                              =======   =======

                       HOME PRODUCTS INTERNATIONAL, INC.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment were as follows:

                                                                1999       1998
                                                              --------   --------
Buildings and land..........................................  $ 14,881   $ 15,364
Land and building under capital lease.......................     6,011      2,535
Machinery, equipment and vehicles...........................    37,944     37,354
Tools and dies..............................................    30,606     25,519
Furniture, fixtures and office equipment....................     5,070      5,447
Leasehold improvements......................................     4,166      1,635
                                                              --------   --------
                                                                98,678     87,854
Less accumulated depreciation and amortization..............   (31,420)   (27,654)
                                                              --------   --------
                                                              $ 67,258   $ 60,200
                                                              ========   ========

NOTE 8. INTANGIBLES AND OTHER ASSETS

     Intangible and other assets consist of the following:

                                                                1999       1998
                                                              --------   --------
Goodwill, net of accumulated amortization of $10,815 on
  December 25, 1999, and $6,016 on December 26, 1998........  $164,503   $172,651
Covenants not to compete, net of accumulated amortization of
  $868 on December 25, 1999, and $452 on December 26,
  1998......................................................     2,094      2,511
Industrial Revenue Bond fees, net of accumulated
  amortization of $331 on December 25, 1999, and $315 on
  December 26, 1998.........................................        72         88
Patents, net of accumulated amortization of $1,646 on
  December 25, 1999, and $1,626 on December 26, 1998........       723        910
Licensing agreement, net of accumulated amortization of $61
  on December 26, 1998......................................        --        134
Deferred financing fees, net of accumulated amortization of
  $1,253 on December 25, 1999 and $507 on December 26,
  1998......................................................     4,675      5,421
Other assets................................................       110        237
                                                              --------   --------
                                                              $172,177   $181,952
                                                              ========   ========

NOTE 9. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                               1999      1998
                                                              -------   -------
Compensation and other benefits.............................  $ 8,616   $ 6,540
Sales incentives and commissions............................   13,244    11,288
Plant relocation and consolidation..........................       --     4,863
Income taxes payable........................................    1,890     1,075
Restructuring...............................................    2,263        --
Interest payable............................................    1,892     2,659
Other.......................................................    5,746     9,239
                                                              -------   -------
                                                              $33,651   $35,664
                                                              =======   =======

                       HOME PRODUCTS INTERNATIONAL, INC.

NOTE 10. LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

                                                                1999       1998
                                                              --------   --------
Revolving credit facility, variable rate, due September 8,
  2003......................................................  $ 48,250   $ 44,000
Term Loan, variable rate, due September 8, 2004.............    47,000     50,000
Senior Subordinated Notes, 9.625%, due 2008.................   125,000    125,000
Illinois Development Finance Authority (IDFA) variable rate
  demand Industrial Development Revenue Bonds (Selfix, Inc.
  Project) Series 1990, due September 1, 2005...............     1,600      2,000
Capital lease obligations...................................     5,055      2,085
                                                              --------   --------
                                                               226,905    223,085
Less current maturities.....................................    (5,571)    (3,549)
                                                              --------   --------
                                                              $221,334   $219,536
                                                              ========   ========

     In June 1999 the Company expanded its Chicago manufacturing and distribution facility by adding 100,000 square feet of warehouse space. The building addition was recorded as a capital lease obligation as the construction was financed by the Trusts. See below for additional information on capital lease obligations.

     On May 14, 1998, the Company issued $125,000 of 9.625% Senior Subordinated Notes due 2008 (the "Notes") in a public offering. Interest on the Notes is payable semi-annually on May 15, and November 15. The Notes are guaranteed by the Company's subsidiaries (see Note 14). The Notes may not be redeemed prior to May 15, 2003. Subsequent to such date, at the option of the Company, the Notes may be redeemed at various amounts as set forth in the Notes, but not at a price less than 100% of par value. Upon the occurrence of a Change in Control, as defined in the Notes, the holders of the Notes have the right to require the Company to repurchase their Notes at a price equal to 101% of par value plus accrued interest. The Notes contain certain restrictions that, among other things, will limit the Company's ability to (i) incur additional indebtedness unless certain financial ratios are met, (ii) pay dividends, (iii) make certain asset dispositions, or (iv) merge with another corporation. The Company was in compliance with all covenants related to the Notes as of December 25, 1999. The Notes are due in a single payment on May 14, 2008.

     In conjunction with the offering of the Notes, on May 14, 1998 the Company entered into a five year $100,000 revolving credit agreement (the "Revolver") with Chase Manhattan Bank, as administrative agent, and several lenders as parties thereto. The Revolver also contains sub-limits of up to $15,000 for letters of credit. Borrowings under the Revolver will bear interest at an annual rate, at the option of the Company, of either (i) prime plus .75%, or (ii) LIBOR plus a floating rate which is determined based upon certain financial ratios. This floating rate is adjusted quarterly, and was 1.75% as of December 25, 1999 and December 26, 1998. The Revolver contains certain affirmative and negative covenants and will require the Company to maintain certain financial covenants including interest coverage ratios and maximum leverage ratios. The Company was in compliance with all covenants related to the Revolver as of December 25, 1999 and December 26, 1998. The Company must pay a quarterly fee ranging from .0375% to .05%, based upon the unused portion of the revolving commitments. Availability under the Revolver at December 25, 1999 was approximately $48,000.

     On September 8, 1998, in connection with the Newell Asset Acquisition, the Company amended and restated the Revolver to add among other items, a $50,000 term loan, (the "Term Loan"). The terms and conditions of the amended and restated Revolver were substantially the same as those established on May 14, 1998. The Term Loan is payable in twenty-four quarterly installments

                       HOME PRODUCTS INTERNATIONAL, INC.

increasing from $750 to $2,250 per quarter and a final payment due in the amount of $13,250 on September 8, 2004. In 2000, a total of $5,000 will become due. The Term Loan bears interest at the same optional rates as the Revolver.

     The IDFA variable rate demand Industrial Development Bonds (Selfix Project) Series 1990, were issued in September 1990, and mature on September 1, 2005. Interest is calculated based upon a weekly variable rate, and is paid monthly. Principal is payable in annual installments, due on December 1. The variable rate at December 25, 1999 was 5.13%, and at December 26, 1998 was 4.2%.

     Capital lease obligations include; (i) a lease agreement between one of the Company's subsidiaries and the Trusts for a manufacturing and warehouse facility as well as the Company's corporate offices; and (ii) various equipment lease agreements. Lease payments to the Trusts for buildings were $578, $533 and $519, in 1999, 1998 and 1997, respectively, and lease payments for machinery and equipment in 1999, 1998 and 1997 were $67, $160 and $140 respectively.

     The following schedule shows future minimum lease payments together with the present value of the payments for all capital lease obligations.

Years ending:
     2000...................................................  $    992
     2001...................................................       978
     2002...................................................       944
     2003...................................................       923
     2004...................................................       923
     Thereafter.............................................    12,106
                                                              --------
                                                                16,866
     Less amount representing interest......................   (11,811)
                                                              --------
     Present value of minimum lease payments................  $  5,055
                                                              ========
     Long-term portion......................................  $  4,884
     Current portion........................................       171
                                                              --------
                                                              $  5,055
                                                              ========

NOTE 11. COMMITMENTS AND CONTINGENCIES

     The Company leases certain manufacturing, warehouse and office space as well as manufacturing equipment under non cancelable operating leases, expiring at various dates through 2009.

     Future annual minimum lease payments under all non cancelable operating leases as of December 25, 1999, are as follows:

Years ending:
     2000...................................................  $  5,517
     2001...................................................     4,866
     2002...................................................     4,180
     2003...................................................     3,832
     2004...................................................     2,961
     Thereafter.............................................     8,077
                                                              --------
     Total minimum lease payments...........................  $ 29,433
                                                              ========

     Rent expense totaled $5,974, $1,985 and $1,184 for 1999, 1998 and 1997, respectively.

                       HOME PRODUCTS INTERNATIONAL, INC.

NOTE 12. INCOME TAXES

     As of December 25, 1999 the Company had $1,537 of income tax refunds receivable. In addition, the Company had $2,500 of 1999 overpayments applied towards its 2000 tax liability. These two items are classified in the prepaid expenses and other current assets caption in the December 25, 1999 Consolidated Balance Sheet. The tax refund receivable and overpayments are a result of changes during 1999 in the Company's full year estimated tax liability. The changes in estimated tax liabilities were largely the result of the third quarter Special, Restructuring and Other Nonrecurring changes (see Note 2).

Significant components of the Company's deferred tax items as of December 25, 1999 and December 26, 1998 are as follows:

                                                               1999      1998
                                                              -------   -------
DEFERRED TAX ASSETS
  Inventory reserves and overhead capitalized for tax
     purposes...............................................  $ 5,543   $ 4,160
  Employee benefit expenses and other accruals..............    3,662     2,319
  Accounts receivable reserve...............................    4,926     3,194
  Capitalized lease treated as operating lease for tax
     purposes...............................................      341       358
  Accrued advertising, volume rebates and reserves for
     returns................................................    3,144     2,700
  Other accrued liabilities.................................    1,392     3,929
  Net operating loss carryforward...........................    4,628     4,568
                                                              -------   -------
Gross deferred tax assets...................................   23,636    21,228
                                                              -------   -------
DEFERRED TAX LIABILITIES
  Depreciation and amortization.............................   10,430     6,450
  Other.....................................................      532        30
                                                              -------   -------
Gross deferred tax liabilities..............................   10,962     6,480
                                                              -------   -------
Deferred tax assets net of deferred liabilities.............   12,674    14,748
Valuation allowance.........................................   (4,257)   (4,257)
                                                              -------   -------
Net deferred tax asset......................................  $ 8,417   $10,491
                                                              -------   -------

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

                       HOME PRODUCTS INTERNATIONAL, INC.

     Income tax expense (benefit) is as follows:

                                                             1999      1998      1997
                                                            -------   -------   -------
Current -- before benefit from extraordinary charge
  U.S. federal............................................  $   691   $ 3,998   $ 1,721
  State...................................................      286     1,075       346
                                                            -------   -------   -------
                                                                977     5,073     2,067
                                                            -------   -------   -------
Deferred
  U.S. federal............................................    1,095     1,528     1,422
  Increase (decrease) in valuation allowance..............       --        --    (3,143)
                                                            -------   -------   -------
                                                              1,095     1,528    (1,721)
                                                            -------   -------   -------
Income tax expense before benefit from extraordinary
  charge..................................................  $ 2,072   $ 6,601   $   346
                                                            =======   =======   =======
Current benefit from extraordinary charge for the early
  retirement of debt......................................       --    (3,633)       --
                                                            -------   -------   -------
          Total income tax expense........................  $ 2,072   $ 2,968   $   346
                                                            =======   =======   =======

     Income tax expense before benefit from extraordinary charge differs from amounts computed based on the U.S. federal statutory tax rate applied to earnings before tax as follows:

                                                              1999      1998     1997
                                                            --------   ------   -------
Computed at statutory U.S. federal income tax rate........  $  1,428   $5,219   $ 2,683
State income taxes, net of U.S. federal tax benefit.......       188      709       383
Foreign sales corporation benefit.........................      (167)    (100)       --
Non deductible goodwill...................................       388      678        62
Other.....................................................       235       95       361
Change in valuation allowance.............................        --       --    (3,143)
                                                            --------   ------   -------
                                                            $  2,072   $6,601   $   346
                                                            ========   ======   =======

NOTE 13. STOCK OPTIONS

     On May 19, 1999 the shareholders of the Company approved the 1999 Performance Incentive Plan (the "1999 Plan"). In addition to allowing the grant of stock options the 1999 Plan has provisions for granting key employees and certain key nonemployees stock appreciation rights, restricted stock, performance grants and other stock based grants. Only stock options were granted pursuant to the 1999 Plan in 1999. The 1999 Plan provides for the issuance of a maximum of 1,000,000 shares of the Company's Common Stock.

     Under the 1987, 1991, and 1994 stock option plans as amended, and the 1999 Plan, (collectively, the "Stock Option Plan") key employees and certain key nonemployees were granted options to purchase shares of the Company's common stock. All stock option grants are authorized by the Compensation Committee of the Board of Directors, which is comprised of outside directors.

     All options granted subsequent to December 1997, with the exception of those granted to the Chief Executive Officer and a specific grant to Senior Executives, vest within a four year period. Options granted prior to December 1997 vest over a five year period. The options granted to the Chief Executive Officer vest on an accelerated schedule in accordance with his employment contract. A certain option grant to Senior executive officers in 1999, including the Chief Executive Officer, vested immediately upon grant. All options granted expire ten years from the date of grant.

                       HOME PRODUCTS INTERNATIONAL, INC.

     With shareholder approval of the 1999 Plan, the maximum number of shares of common stock which may be granted under the Stock Option Plan increased by 1,000,000 to a maximum of 2,475,000. Shares available for future grant amounted to 711,455, 11,612 and 132,681 in 1999, 1998 and 1997, respectively.

     SFAS No. 123, "Accounting for Stock-Based Compensation" encourages companies to adopt a fair value approach to valuing stock-based compensation that would require compensation cost to be recognized based upon the fair value of the stock-based instrument issued. The Company has elected, as permitted by SFAS No. 123, to apply the provisions of APB Opinion 25 "Accounting for Stock Based Compensation" and the related interpretations in accounting for stock option awards under the Stock Option Plan. Under APB Opinion 25, compensation expense is recognized if the market price on the date of grant exceeds the grant price. All options granted by the Company have been granted at market price on the date of grant, accordingly, no compensation cost has been recognized in the Company's financial statements. As required by SFAS 123, the Company has computed, for pro forma disclosure purposes, the value of options granted during fiscal years 1999 and 1998 using an option pricing model.

     Had compensation cost for the Company's 1999, 1998 and 1997 grants been determined using the fair values and considering the applicable vesting periods, the Company's reported results would have been reduced by $330 or $0.04 diluted earnings per share in 1999, by $138 or $0.01 diluted earnings per share in 1998 and by $600 or $0.11 diluted earnings per share in 1997. The average fair value of options granted in 1999 was $4.61, in 1998 was $2.85 and in 1997 was $3.95. The fair value of the options granted was determined using the Black-Scholes option pricing model based upon the weighted average assumptions of: (i) a dividend yield of 0% for 1999, 1998 and 1997; (ii) expected volatility of the market price of the Company's common stock of 46% for 1999, 44% for 1998 and 43% for 1997; (iii) a weighted-average expected life of the options of approximately five years, and (iv) weighted average risk free interest rates of 5.2% for fiscal 1999, 6.0% for fiscal 1998 and 6.3% for 1997.

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

     A summary of the transactions in the option plans is as follows:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                                OPTIONS     EXERCISE
                                                              OUTSTANDING    PRICE
                                                              -----------   --------
BALANCE AT DECEMBER 28, 1996................................     781,987     $ 6.21
  Options granted...........................................     497,900      10.17
  Options exercised.........................................     (13,288)      4.58
  Options cancelled/forfeited...............................     (45,100)     10.38
                                                               ---------     ------
BALANCE AT DECEMBER 27, 1997................................   1,221,499       7.70
  Options granted...........................................     193,000       9.99
  Options exercised.........................................      (8,457)      6.28
  Options cancelled/forfeited...............................     (71,931)      5.58
                                                               ---------     ------
BALANCE AT DECEMBER 26, 1998................................   1,334,111       8.15
  Options granted...........................................     554,850       8.70
  Options exercised.........................................      (3,535)      5.98
  Options cancelled/forfeited...............................    (254,693)      9.39
                                                               ---------     ------
BALANCE AT DECEMBER 25, 1999................................   1,630,733     $ 8.09
                                                               =========     ======

                       HOME PRODUCTS INTERNATIONAL, INC.

NOTE 14. SUBSIDIARY GUARANTEES OF SENIOR SUBORDINATED NOTES

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

ITEM 8(b). QUARTERLY FINANCIAL INFORMATION -- UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     THIRTEEN   THIRTEEN     THIRTEEN      THIRTEEN
                                                      WEEKS      WEEKS        WEEKS          WEEKS
                                                      ENDED      ENDED        ENDED          ENDED
1999                                                 MARCH 27   JUNE 26    SEPTEMBER 25   DECEMBER 25
----                                                 --------   --------   ------------   -----------
Net sales..........................................  $67,799    $72,567      $79,737        $73,898
Gross profit.......................................   22,622     26,517       17,873         23,099
Net earnings (loss)................................  $ 1,059    $ 3,659      $(5,413)       $ 2,705
Net earnings per common share -- basic.............  $  0.14    $  0.49      $ (0.74)       $  0.37
Net earnings per common share -- diluted...........  $  0.13    $  0.48      $ (0.74)       $  0.36
                                                     -------    -------      -------        -------

                                                     THIRTEEN   THIRTEEN     THIRTEEN      THIRTEEN
                                                      WEEKS      WEEKS        WEEKS          WEEKS
                                                      ENDED      ENDED        ENDED          ENDED
1998                                                 MARCH 28   JUNE 27    SEPTEMBER 26   DECEMBER 26
----                                                 --------   --------   ------------   -----------
Net sales..........................................  $52,408    $54,985      $68,243        $76,793
Gross profit.......................................   15,953     18,879       22,369         26,015
Earnings before extraordinary charge...............  $ 1,246    $ 3,029      $ 3,114        $ 1,361
Net earnings (loss)................................  $  (491)   $  (341)     $ 3,114        $ 1,361
Net earnings before extraordinary charge per common
  share -- basic...................................  $  0.16    $  0.38      $  0.39        $  0.18
Net earnings before extraordinary charge per common
  share -- diluted.................................  $  0.15    $  0.37      $  0.38        $  0.17
Net earnings (loss) per common share -- basic......  $ (0.06)   $ (0.04)     $  0.39        $  0.18
Net earnings (loss) per common share -- diluted....  $ (0.06)   $ (0.04)     $  0.38        $  0.17
                                                     -------    -------      -------        -------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                 ON SCHEDULE II

To the Board of Directors and Shareholders of, Home Products International Inc.

     We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements of Home Products International, Inc. as of and for the fifty-two week periods ended December 25, 1999 and December 26, 1998 included in this Form 10-K, and have issued our report thereon dated February 18, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in Item 14(b) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                  ARTHUR ANDERSEN LLP

Chicago, Illinois
February 18, 2000

                                                                     SCHEDULE II

                       HOME PRODUCTS INTERNATIONAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE FIFTY-TWO WEEKS ENDED DECEMBER 25, 1999,
                FOR THE FIFTY-TWO WEEKS ENDED DECEMBER 26, 1998,
                FOR THE FIFTY-TWO WEEKS ENDED DECEMBER 27, 1997

                                                                  ADDITIONS
                                                           -----------------------   DEDUCTIONS
                                              BALANCE AT                CHARGED TO      (NET        BALANCE
                                              BEGINNING     BALANCES    COSTS AND    WRITE-OFFS/    AT END
                                              OF PERIOD     ACQUIRED     EXPENSES    RECOVERIES)   OF PERIOD
                                              ----------   ----------   ----------   -----------   ---------
                                                                      (IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS
December 25, 1999...........................    $7,196       $   --      $ 4,734       $(1,772)     $10,158
December 26, 1998...........................     1,716        4,104        2,169          (793)       7,196
December 27, 1997...........................       901          659          499          (343)       1,716

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

Date March 24, 2000

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

                /s/ JAMES R. TENNANT
-----------------------------------------------------
                  James R. Tennant                     Chairman of the Board and        March 24, 2000
                                                       Director

                /s/ JAMES E. WINSLOW
-----------------------------------------------------
                  James E. Winslow                     Executive Vice President,        March 24, 2000
                                                       Chief Financial Officer and
                                                       Secretary

               /s/ CHARLES R. CAMPBELL
-----------------------------------------------------
                 Charles R. Campbell                   Director                         March 24, 2000

                  /s/ JOSEPH GANTZ
-----------------------------------------------------
                    Joseph Gantz                       Director                         March 24, 2000

                /s/ STEPHEN P. MURRAY
-----------------------------------------------------
                  Stephen P. Murray                    Director                         March 24, 2000

                 /s/ MARSHALL RAGIR
-----------------------------------------------------
                   Marshall Ragir                      Director                         March 24, 2000

              /s/ JEFFREY C. RUBENSTEIN
-----------------------------------------------------
                Jeffrey C. Rubenstein                  Director                         March 24, 2000

                 /s/ DANIEL B. SHURE
-----------------------------------------------------
                   Daniel B. Shure                     Director                         March 24, 2000

                 /s/ JOEL D. SPUNGIN
-----------------------------------------------------
                   Joel D. Spungin                     Director                         March 24, 2000