Form 10-Q
period 2000-03-25
HOME PRODUCTS INTERNATIONAL INC
filed 2000-05-09
CIK 814457

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

 (Mark One)
   [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Period Ended March 25, 2000

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.    Yes  [ X ]   No  [   ]


 Common shares, par value $0.01, outstanding as of April 28, 2000 - 7,277,268

                       HOME PRODUCTS INTERNATIONAL, INC

                                    INDEX



                                                              Page
                                                             Number
                                                             ------
     Part I.   Financial Information

               Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets .....   3

                 Condensed Consolidated Statements of
                   Operations and Retained Earnings ........   4

                 Condensed Consolidated Statements of
                   Cash Flows ..............................   5

                 Notes to Condensed Consolidated Financial
                   Statements ..............................   6

               Item 2.  Management's Discussion and
                 Analysis of Financial Condition and Results
                   of Operations ...........................   8

               Item 3.  Quantitative and Qualitative
                 Disclosures About Market Risk .............  11

    Part II.   Other Information

               Items 1 through 5 are not applicable

               Item 6.  Exhibits and Reports on Form 8-K.     13

    Signature                                                 13

 PART I   Financial Information

          ITEM 1. Financial Statements

                     HOME PRODUCTS INTERNATIONAL, INC.
                   Condensed Consolidated Balance Sheets
                   (in thousands, except share amounts)

                                                     March 25,     December 25,
                                                       2000            1999
                                                    (unaudited)
                                                      -------        -------
                     Assets
 Current assets:
   Cash and cash equivalents ...............         $  2,853       $  4,861
   Accounts receivable, net ................           53,057         59,571
   Inventories, net ........................           25,728         24,064
   Prepaid expenses and other current assets           12,693          7,558
                                                      -------        -------
     Total current assets ..................           94,331         96,054

 Property, plant and equipment - at cost....          104,395         98,678
   Less accumulated depreciation and
     amortization...........................          (34,723)       (31,420)
                                                      -------        -------
 Property, plant and equipment, net.........           69,672         67,258
 Intangible and other assets................          178,833        180,594
                                                      -------        -------
 Total assets...............................         $342,836       $343,906
                                                      =======        =======
      Liabilities and Stockholders' Equity
 Current liabilities:
   Current maturities of long-term obligations       $  5,558       $  5,571
   Accounts payable ........................           27,598         23,820
   Accrued liabilities .....................           31,674         33,651
                                                      -------        -------
     Total current liabilities .............           64,830         63,042
 Long-term obligations - net of current
   maturities...............................          219,562        221,334
 Other liabilities..........................            2,940          2,908

 Stockholders' equity:
   Preferred Stock - authorized, 500,000
     shares, $.01 par value; - None issued..             -              -
   Common Stock - authorized 15,000,000
     shares, $.01 par value; 8,099,662 shares
     issued at March 25, 2000 and 8,068,863
     shares issued at December 25, 1999                    81             81
   Additional paid-in capital ..............           48,899         48,800
   Retained earnings .......................           13,052         14,269
   Common stock held in treasury - at cost
     822,394 shares at March 25, 2000 and
     December 25, 1999......................           (6,528)        (6,528)
                                                      -------        -------
     Total stockholders' equity ............           55,504         56,622
                                                      -------        -------
 Total liabilities and stockholders' equity.         $342,836       $343,906
                                                      =======        =======

 The accompanying notes are an integral part of the financial statements.

                      HOME PRODUCTS INTERNATIONAL, INC.
    Condensed Consolidated Statements of Operations and Retained Earnings
                                 (unaudited)
                   (in thousands, except per share amounts)

                                                Thirteen Weeks Ended
                                                ---------------------
                                                March 25,   March 27,
                                                  2000        1999
                                                 ------      ------
 Net sales.............................         $68,089     $67,799
 Cost of goods sold....................          48,797      45,177
                                                 ------      ------
    Gross profit ......................          19,292      22,622

 Operating expenses
    Selling ...........................          10,479       9,910
    Administrative ....................           3,872       4,655
    Amortization of intangible assets .           1,320       1,365
                                                 ------      ------
                                                 15,671      15,930
                                                 ------      ------
    Operating profit ..................           3,621       6,692
                                                 ------      ------
 Other income (expense)
    Interest income ...................              15          70
    Interest (expense) ................          (5,137)     (4,954)
    Other, net ........................            (597)         18
                                                 ------      ------
                                                 (5,719)     (4,866)
                                                 ------      ------
 Earnings (loss) before income taxes ..          (2,098)      1,826

 Income tax benefit (expense)..........             881        (767)
                                                 ------      ------
 Net earnings (loss)...................          (1,217)      1,059
 Retained earnings at beginning of period        14,269      12,259
                                                 ------      ------
 Retaining earnings at end of period...         $13,052     $13,318
                                                 ======      ======
 Net earnings (loss) per common share -
   basic...............................         $ (0.17)    $  0.14
                                                 ======      ======
 Net earnings (loss) per common share -
    diluted............................         $ (0.17)    $  0.13
                                                 ======      ======

 The accompanying notes are an integral part of the financial statements.

                      HOME PRODUCTS INTERNATIONAL, INC.
               Condensed Consolidated Statements of Cash Flows
                                 (unaudited)
                            (dollars in thousands)
                                                  Thirteen weeks Ended
                                                ------------------------
                                                March 25,      March 27,
                                                  2000           1999
                                                 -------        -------
 Operating activities:
  Net earnings (loss) ...................       $ (1,217)      $  1,059
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
   Depreciation and amortization ........          4,568          4,210
   Changes in assets and liabilities:
     Decrease in accounts receivable ....          6,514          1,262
     (Increase) in inventories ..........         (1,664)        (2,435)
     (Increase) decrease in prepaid
       expenses and other current assets.         (5,134)         5,604
     Increase in accounts payable .......          3,778          3,061
     (Decrease) in accrued liabilities ..         (1,977)          (205)
   Other operating activities, net ......            470           (381)
                                                 -------        -------
 Net cash provided by operating activities         5,338         12,175
                                                 -------        -------
 Investing activities:
  Proceeds on sale of business, net .....              -          4,692
  Proceeds from sale of building, net ...              -            977
  Capital expenditures, net .............         (5,660)        (5,326)
                                                 -------        -------
 Net cash (used) provided for investing
   activities............................         (5,660)           343
                                                 -------        -------
 Financing activities:
  Payments on borrowings ................         (1,750)        (8,250)
  Net proceeds from borrowings and warrants            -          3,500
  Payment of capital lease obligation ...            (35)          (107)
  Purchase of treasury stock ............              -           (817)
  Exercise of stock options, issuance of
    common stock under stock purchase plan
    and other ...........................             99             74
                                                 -------        -------
 Net cash used by financing activities...         (1,686)        (5,600)

  Net (decrease) increase in cash and cash
    equivalents .........................         (2,008)         6,918
  Cash and cash equivalents at beginning
    of period ...........................          4,861          4,986
                                                 -------        -------
  Cash and cash equivalents at end of
    period ..............................       $  2,853       $ 11,904
                                                 =======        =======

 Supplemental disclosures: Cash paid in the
   period for:
  Interest ..............................       $  1,990       $    635
                                                 -------        -------
  Income taxes, net .....................       $      -       $  1,525
                                                 -------        -------

  The accompanying notes are an integral part of the financial statements.

                      HOME PRODUCTS INTERNATIONAL, INC.

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
               (dollars in thousands, except per share amounts)


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

      The unaudited condensed financial statements included herein as of and for the thirteen weeks ended March 25, 2000 and for the thirteen weeks ended March 27, 1999 reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position, the results of operations and cash flows. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's 1999 Annual Report on Form 10-K. The results for the interim periods presented are not necessarily indicative of results to be expected for the full year.

 Note 2. In the first quarter of 2000 the Company incurred $598 of other non recurring costs associated with the exploration of strategic alternatives aimed at enhancing shareholder value. Such costs included fees related to investment bankers, accountants, lawyers and travel expenses. These costs are included in the "Other income (expense)" section of the Condensed Consolidated Statements of Operation and Retained Earnings.

 Note 3.  Inventories are summarized as follows:


                                            March 25,    December 25,
                                              2000           1999
                                             ------         ------
      Finished goods .....................  $16,224        $15,890
      Work-in-process ....................    3,288          2,168
      Raw materials ......................    6,216          6,006
                                             ------         ------
                                            $25,728        $24,064
                                             ======         ======

 Note 4. The following information reconciles net income (loss) per share - basic and diluted:

                                             For the 13 Weeks Ended
                                            ------------------------
                                            March 25,      March 27,
                                              2000           1999
                                             -------        ------
 Net income (loss).....................     $ (1,217)      $ 1,059
                                             =======        ======
 Weighted average common shares
   outstanding - basic.................        7,277         7,661
 Stock options and warrants............          -             221
                                             -------        ------
 Weighted average common shares
   outstanding - diluted...............        7,277         7,882
                                             =======        ======
 Net earnings (loss) per share - basic.     $  (0.17)      $  0.14
                                             =======        ======
 Net earnings (loss) per share - diluted    $  (0.17)      $  0.13
                                             =======        ======

      Stock options and warrants are not considered dilutive for the thirteen week period ended March 25, 2000 because of the loss in the period. Had there not been a loss in the period, the weighted average common shares outstanding - diluted would have increased by 374 to 7,651.

 Note 5.

      In the third quarter of 1999, the Company recorded a $15,000 pretax charge, comprised of an $8,589 Special Charge and a $6,411 Restructuring and Other Nonrecurring Charge, (the two together are referred to herein as the "Charges"). The Charges were incurred in accordance with a plan adopted in July 1999 to consolidate two of the Company's wholly-owned subsidiaries and to implement a national branding strategy.

      The first quarter 2000 utilization of the reserve established in connection with the Charges was as follows:

                                      Reserve                      Reserve
                                     balance at    Activity in   balance at
                                      12/25/99       Q1 2000      03/25/00
                                       -------       -------       -------
 Inventory                            $  4,993      $    583      $  4,410
 Molds                                     496            -            496
 Elimination of duplicate assets           335           183           152
 Employee costs                            915           395           520
 Other                                     400             8           392
                                       -------       -------       -------
                                      $  7,139      $  1,169      $  5,970
                                       =======       =======       =======

      The total activity charged against the accrual in the 13 weeks ended March 25, 2000 was $1,169, and the non cash costs were $538.

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


 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This commentary should be read in conjunction with the Company's consolidated financial statements and related footnotes and management's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-K for the year ended December 25, 1999.

 Thirteen weeks ended March 25, 2000 compared to the thirteen weeks ended March 27, 1999.

      In the discussion and analysis that follows, all references to the first quarter of 2000 are to the thirteen week period ended March 25, 2000 and all references to the first quarter of 1999 are to the thirteen week period ended March 27, 1999. The following discussion and analysis compares the actual results for the first quarter of 2000 to the actual results for the first quarter of 1999 with reference to the following (in thousands, except per share amounts; unaudited):

                                         Thirteen weeks ended
                                  -------------------------------------
                                   March 25, 2000       March 27, 1999
                                  -----------------    ----------------
 Net sales..................     $68,089      100.0%  $67,799     100.0%
 Cost of goods sold.........      48,797       71.7    45,177      66.6
                                  ------      -----    ------     -----
   Gross profit.............      19,292       28.3    22,622      33.4
 Operating expenses.........      15,671       23.0    15,930      23.5
                                  ------      -----    ------     -----
   Operating profit.........       3,621        5.3     6,692       9.9

 Interest expense...........      (5,122)      (7.5)   (4,954)     (7.2)
 Other income (expense).....        (597)      (0.9)       88       0.0
                                  ------      -----    ------     -----
 Earnings before income taxes     (2,098)      (3.1)    1,826       2.7

 Income tax benefit (expense)        881        1.3      (767)     (1.1)
                                  ------      -----    ------     -----
 Net earnings (loss)........     $(1,217)      (1.8)% $ 1,059       1.6%
                                  ======      =====    ======     =====
 Earnings (loss) per common
 share  - basic.............     $ (0.17)             $  0.14
                                  ======               ======
 Earnings (loss) per common
 share  -   diluted.........     $ (0.17)             $  0.13
                                  ======               ======
 Weighted average common
 shares outstanding - basic.       7,277                7,661

 Weighted average common
 shares outstanding - diluted      7,277                7,882

 Net sales. Net sales of $68.1 million in the first quarter of 2000 were slightly higher than the net sales of $67.8 million in the comparable period a year ago. General storage products were up 21% ($3.4 million) to a year ago as a result of the successful storewide HOMZ event by a major retailer. Other categories were down to last year due to product lines discontinued in the second half of 1999 as well as inventory reductions by a major retailer. Sales to this major retailer were down $4.0 million to last year and were across all categories. The kitchen and closet storage lines were most impacted by this retailer's cutbacks, declining 21% and 12%, respectively. Shipments from the Company's new El Paso factory and distribution center were not significant during the quarter.

 Gross profit. Gross profit in the first quarter of 2000 declined to $19.3 million from $22.6 million a year ago and gross profit margins declined 510 basis points. The drop in gross profit is entirely attributable to the increased cost of plastic resin, the Company's primary raw material component. Plastic resin costs have increased nearly 50% from the year ago period, a trend that began in the second quarter of 1999. The cost increases in plastic resin are attributable to increased demand for plastic resin beyond the manufacturers' ability to supply. The imbalance in supply and demand will likely continue for several months until the plastic resin manufacturers bring more productive capacity on-line. The impact of the increased plastic resin cost on gross profit was about $3.5 million. Gross profit was also negatively impacted by the Company's new El Paso facility. During the first quarter, the Company began to staff the facility and to test the new production equipment. Costs related to the El Paso facility in the first quarter were $0.6 million. On a positive note, margins improved year to year (ignoring the plastic resin impact) as a result of the favorable changes in product mix brought about by the third quarter 1999 restructuring. During the restructuring, over 1,600 stock keeping units were eliminated, many of which had lower than acceptable profit margins. Further, the elimination of so many items helped make the manufacturing process more efficient.

 Operating expenses. Operating expenses of $15.7 million in the first quarter of 2000 were $0.2 million below the expense level of a year ago and also declined as a percent of net sales to 23.0% from 23.5%. Administrative expenses were down $0.8 million as a result of the Company's third quarter 1999 consolidation of all administrative functions. Offsetting some of the savings were increased distribution and warehousing costs in the Company's servingware business. The servingware distribution strategy is under review and costs should be reduced in coming months.

 Other, net. Other, net expense for the first quarter of 2000 was primarily comprised of non recurring fees and expenses associated with the exploration of strategic alternatives aimed at enhancing shareholder value. The total expense of $0.6 million included fees related to investment bankers, accountants, lawyers and travel expenses.

 Interest expense. Interest expense of $5.1 million was up slightly from a year ago. The increase is due to higher average debt levels during the quarter. Debt averaged $226.0 million in the first quarter of 2000 as compared to $220.7 million in 1999. Higher debt levels were a result of the Company's 1999 common stock buyback program ($4.0 million) as well as the cash funding of the 1999 third quarter restructuring and special charges ($4.0 million).

 Income taxes. As a result of the Company's first quarter pretax loss, a tax benefit of $0.9 million has been recorded. The tax benefit will be realized in the second and third quarters of 2000 when pretax profits are expected. The Company's effective tax rate of 42% is slightly higher than the combined federal and state statutory rate of 40% due to non-deductible goodwill amortization.

 Net earnings. The Company had a net loss of $1.2 million in the first quarter of 2000, a loss of $0.17 per diluted common share based on 7.28 million weighted average common shares outstanding (stock options and warrants are not considered dilutive for the thirteen week period ended March 25, 2000 because of the loss in the period. Had there not been a loss in the period, the weighted average common shares outstanding - diluted would have increased by 374 to 7.65 million). This compares to net earnings in the first quarter of 1999 of $1.1 million, or $0.13 per diluted common share based on 7.89 million weighted average common shares outstanding. The decrease in weighted average common shares outstanding was due to the Company's common share buyback activity during 1999.

 Capital Resources and Liquidity:

      Net cash flow was slightly negative in the first quarter. Cash on hand decreased $2.0 million while debt declined by only $1.8 million. Capital spending for the quarter was $5.7 million primarily related to the build-out of the new El Paso facility. Deposits on machines for the El Paso facility have increased approximately $5.0 million in the quarter but this cash will be recovered once operating leases are in place to fund the purchase of the equipment. Such leases are currently being negotiated and are expected to be put in place during the second quarter.

      As compared to the beginning of the year, working capital decreased from $33.0 million to $29.5 million as of the end of the first quarter of 2000. Working capital declined primarily due to decreases in accounts receivable on seasonal sales declines.

      The Company believes its financing facilities together with its cash flow from operations will provide sufficient capital to fund operations, make required debt and interest payments and meet anticipated capital spending needs.

      The Company was in compliance with all loan covenants as of March 25, 2000.

 Management Outlook and Commentary

 * The HOMZ brand introduced during 1999 continues to receive good initial acceptance. The Company will continue to look for sales opportunities that leverage the brand's effective point of purchase appearance.
 * The El Paso facility began shipping during the second quarter. With the successful opening of the facility, the Company now has an additional tool by which to gain sales distribution. The opening of the El Paso facility will not only enhance the Company's sales growth. This facility will have new, highly efficient manufacturing equipment which will result in lower production costs as compared to the Company's other manufacturing locations. In addition, El Paso is a very favorable labor market that can provide needed manpower at a reasonable rate.
 * Sales of laundry, bath and general storage products have historically been more heavily concentrated in the second and third quarters. This corresponds to the spring/summer wedding season, new home buying/formation and the back-to-school season. This trend is expected to continue in 2000.
 * A major retailer has previously announced its intention to consolidate its general storage vendor base from 35 vendors to less than 10.
   Although the Company has been selected to participate in the smaller vendor base, the retailer's progress to date on the consolidation effort has gone slower than expected. The Company has not yet realized additional sales as a result of the vendor consolidation and cannot predict when such incremental sales may arise.
 * The Company's primary raw materials are plastic resin, steel, fabric and corrugated packaging. Fluctuations in the cost of these materials can have a significant impact on reported results. Other than plastic resin (see discussion below), management does not expect to see a significant change in the cost of these materials as compared to 1999. However the cost of these items is affected by many variables outside the control of the company and changes to the current perceived trends are possible.
 * Plastic  resin represents  about 20-25%  of the  Company's cost  of  goods sold. During 1999 and so far in 2000, the cost of plastic resin increased significantly. This occurred after a several year period of declining plastic resin costs during which selling prices also declined in response to competitive pressures. Now that plastic resin costs have increased, the Company's ability to pass along this increase to its customers is hampered by both the nature of the retail customer environment and other competitive factors. However, the Company will closely monitor the marketplace and will initiate a price increase consistent with any other competitor's actions. The future cost of plastic resin is difficult to predict. Plastic resin costs are impacted by several factors outside the control of the Company including supply and demand characteristics, oil prices and the overall health of the economy. Any of these factors could have a positive or negative impact on plastic resin costs.
 * The Company has concluded its exploration of strategic alternatives which began in the fourth quarter of 1999 when the Company retained the services of First Union Securities. After considering numerous alternatives, Management has determined that shareholder value may be better served by continuing to reinvest corporate energies and resources into the Company.
 * The Company will continue to explore acquisition opportunities that will be accretive to earnings. Management anticipates that the fragmented nature of the housewares industry will continue to provide significant opportunities for growth through strategic acquisitions of complementary businesses. Management intends to acquire businesses at attractive multiples of cash flow and achieve operational and distribution efficiencies through integration of common functions.

 ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk. For the 13 week period ended March 25, 2000, the Company did not experience any material changes in interest rate risk that would affect the disclosures presented in the Company's Annual Report on Form 10-K for the 52 week period ended December 25, 1999.

      Commodity Risk. The Company is subject to fluctuations in commodity based raw materials such as plastic resin, steel and griege fabric. There have been no significant changes in the costs of steel and griege fabric in the 13 week period ended March 25, 2000. As previously mentioned, the cost of plastic resin continued to increase in the 13 week period ended March 25, 2000. This trend is expected to continue for a few months until supply levels increase to meet the demand.

      As compared to a year ago, the Company's resin costs, on average, increased approximately 50%. This increase negatively impacted gross margin by $3.5 million in the first quarter of 2000. The Company anticipates that it will consume in excess of 150 million pounds of resin in fiscal 2000.

 Forward Looking Statements

      This quarterly report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Management Outlook and Commentary" and "Quantitative and Qualitative Disclosures about Market Risk" sections contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: (i) the impact of the level of the Company's indebtedness; (ii) restrictive covenants contained in the Company's various debt documents;
 (iii) general economic conditions and conditions in the retail  environment;
 (iv)  the  Company's  dependence  on  a  few  large  customers;  (v)   price
 fluctuations in the raw materials used by the Company (vi) competitive conditions in the Company's markets; (vii) the seasonal nature of the Company's business; (viii) the Company's ability to execute its acquisition strategy; (ix) fluctuations in the stock market; (x) the extent to which the Company is able to retain and attract key personnel; (xi) relationships with retailers; and (xii) the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

 PART II  Other Information

      Item 6.  Exhibits and Reports on Form 8-K

      a) Exhibit 27 - Financial Data Schedule (only filed electronically with the SEC.)

      b) Reports of Form 8-k. The Company did not issue any Reports on Form 8-k within the 13 weeks ended March 25, 2000.



      Pursuant to the requirements of the Securities Exchange Act of 1934,

 the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                               Home Products International, Inc.

                               By:  /s/ James E. Winslow
                                  ----------------------------------
                                        James E. Winslow
                                        Executive Vice President and
                                        Chief Financial Officer


 Dated:  May 9, 2000