Form 10-Q
period 2000-06-24
HOME PRODUCTS INTERNATIONAL INC
filed 2000-08-08
CIK 814457

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Period Ended June 24, 2000

                                      or

  [   ]           TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-17237

                     HOME PRODUCTS INTERNATIONAL, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its Charter)


             Delaware                                  36-4147027
  -------------------------------                   -------------------
  (State or other jurisdiction of                    (I.R.S Employer
   incorporation or organization)                   Identification No.)


     4501 West 47th Street
       Chicago, Illinois                                   60632
     ---------------------                               ----------
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


 Common shares, par value $0.01, outstanding as of  July 30, 2000 - 7,272,471

                      HOME PRODUCTS INTERNATIONAL, INC.

                                    INDEX

                                                                     Page
                                                                    Number
                                                                    ------
       I.  Part  Financial Information

                    Item 1.  Financial Statements

                      Condensed Consolidated Balance Sheets            3

                      Condensed Consolidated Statements of
                        Operations and Retained Earnings               4

                      Condensed Consolidated Statements of Cash
                        Flows                                          5

                      Notes to Condensed Consolidated Financial
                        Statements                                     6

                    Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations    8

                    Item 3.  Quantitative and Qualitative
                      Disclosures About Market Risk                   13

     Part II.     Other Information

                    Items 1 through 3 and Item 5 are not applicable

                    Item 4.  Submission of matters to a vote of
                      Security Holders.                               15

                    Item 6.  Exhibits and Reports on Form 8-K.        16

     Signature                                                        17

 PART I  Financial Information

         ITEM 1. Financial Statements

                  HOME PRODUCTS INTERNATIONAL, INC.
                Condensed Consolidated Balance Sheets
                (in thousands, except share amounts)
                                                        June 24,   December 25,
                                                          2000         1999
                                                       (unaudited)
                                                         -------     -------
                         Assets
 Current assets:
   Cash and cash equivalents                            $  3,797    $  4,861
   Accounts receivable, net                               52,926      59,571
   Inventories, net                                       36,977      24,064
   Prepaid expenses and other current assets               5,224       7,558
                                                         -------     -------
     Total current assets                                 98,924      96,054
 Property, plant and equipment - at cost                 106,619      98,678
 Less accumulated depreciation and amortization          (38,036)    (31,420)
                                                         -------     -------
 Property, plant and equipment, net                       68,583      67,258
 Intangible and other assets                             177,321     180,594
                                                         -------     -------
 Total assets                                           $344,828    $343,906
                                                         =======     =======

          Liabilities and Stockholders' Equity
 Current liabilities:
   Current maturities of long-term obligations          $  6,058    $  5,571
   Accounts payable                                       27,702      23,820
   Accrued liabilities                                    27,542      33,651
                                                         -------     -------
     Total current liabilities                            61,302      63,042
 Long-term obligations - net of current maturities       226,005     221,334
 Other liabilities                                         2,973       2,908
 Stockholders' equity:
   Preferred Stock - authorized, 500,000 shares,
       $.01 par value; - None issued                           -           -
   Common Stock - authorized 15,000,000 shares,
       $.01 par value; 8,094,865 shares issued
       at June 24, 2000 and 8,068,863 shares
       issued at December 25, 1999                            81          81
   Additional paid-in capital                             49,047      48,800
   Retained earnings                                      11,948      14,269
   Common stock held in treasury - at cost 822,394
     shares at June 24, 2000 and December 25, 1999        (6,528)     (6,528)
                                                         -------     -------
     Total stockholders' equity                           54,548      56,622
                                                         -------     -------
 Total liabilities and stockholders' equity.            $344,828    $343,906
                                                         =======     =======

 The accompanying notes are an integral part of the financial statements.

                          HOME PRODUCTS INTERNATIONAL, INC.
        Condensed Consolidated Statements of Operations and Retained Earnings
                                     (unaudited)
                      (in thousands, except per share amounts)


                                     Thirteen Weeks           Twenty-six Weeks
                                          Ended                    Ended
                                    ------------------      --------------------
                                    June 24,  June 26,      June 24,    June 26,
                                      2000      1999          2000        1999
                                     ------    ------       -------     -------
Net sales                           $70,910   $72,567      $138,999    $140,366
Cost of goods sold                   52,316    46,050       101,113      91,227
                                     ------    ------       -------     -------
   Gross profit                      18,594    26,517        37,886      49,139

Operating expenses
   Selling                            9,839     9,692        20,318      19,602
   Administrative                     3,769     4,311         7,641       8,966
   Amortization of intangible assets  1,315     1,376         2,635       2,741
                                     ------    ------       -------     -------
                                     14,923    15,379        30,594      31,309
                                     ------    ------       -------     -------
   Operating profit                   3,671    11,138         7,292      17,830
                                     ------    ------       -------     -------
Other income (expense)
   Interest income                       33        34            48         104
   Interest (expense)                (5,634)   (4,974)      (10,771)     (9,928)
   Other income, net                     33        93          (564)        111
                                     ------    ------       -------     -------
                                     (5,568)   (4,847)      (11,287)     (9,713)
                                     ------    ------       -------     -------
Earnings (loss) before income taxes  (1,897)    6,291        (3,995)      8,117

Income tax benefit (expense)            793    (2,632)        1,674      (3,399)
                                     ------    ------       -------     -------
Net earnings (loss)                  (1,104)    3,659        (2,321)      4,718

Retained earnings at beginning
  of period                          13,052    13,318        14,269      12,259
                                     ------    ------       -------     -------
Retaining earnings at end
  of period                         $11,948   $16,977      $ 11,948    $ 16,977
                                     ======    ======       =======     =======

Net earnings (loss) per common
  share - basic                      ($0.15)    $0.49        ($0.32)      $0.63
                                     ======    ======       =======     =======
Net earning (loss) per common
  share - diluted                    ($0.15)    $0.48        ($0.32)      $0.61
                                     ======    ======       =======     =======

 The accompanying notes are an integral part of the financial statements.


                      HOME PRODUCTS INTERNATIONAL, INC.
               Condensed Consolidated Statements of Cash Flows
                                 (unaudited)
                            (dollars in thousands)

                                                       Twenty-Six weeks Ended
                                                       ----------------------
                                                       June 24,      June 26,
                                                        2000          1999
                                                      -------        -------
 Operating activities:
  Net earnings (loss)                                $ (2,321)      $  4,718
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
   Depreciation and amortization                        9,208          8,405
   Changes in assets and liabilities:
     (Increase) in accounts receivable                  6,645         (3,883)
     (Increase) in inventories                        (12,913)        (8,726)
     Decrease in prepaid expenses and other
      current assets                                    2,335          4,856
     Increase in accounts payable                       3,882          1,818
     (Decrease) in accrued liabilities                 (6,109)        (3,178)
   Other operating activities, net                        688         (1,352)
                                                      -------        -------
 Net cash provided by operating activities              1,415          2,658
                                                      -------        -------
 Investing activities:
  Proceeds on sale of business, net                         -          4,692
  Proceeds from sale of building, net                       -            977
  Capital expenditures, net                            (7,884)       (11,123)
                                                      -------        -------
 Net cash used for investing activities                (7,884)        (5,454)

 Financing activities:
  Payments on term loan borrowings                     (2,500)        (1,500)
  Net proceeds from borrowings under revolving line
    of credit                                           7,750          5,250
  Payment of capital lease obligation                     (92)          (176)
  Purchase of treasury stock                                -         (2,934)
  Exercise of stock options, issuance of common
   stock under stock purchase plan and other              247            197
                                                      -------        -------
 Net cash provided by financing activities              5,405            837
  Net (decrease) increase in cash and cash
    equivalents                                        (1,064)        (1,959)
  Cash and cash equivalents at beginning of period      4,861          4,986
                                                      -------        -------
  Cash and cash equivalents at end of period         $  3,797       $  3,027
                                                      =======        =======
 Supplemental disclosures: Cash paid in the
   period for:
  Interest                                           $ 10,130       $  9,589
                                                      -------        -------
  Income taxes, net                                  $      0       $  3,473
                                                      -------        -------

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

      The unaudited condensed financial statements included herein as of and for the thirteen weeks and twenty-six weeks ended June 24, 2000 and June 26, 1999 reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position, the results of operations and cash flows. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's 1999 Annual Report on Form 10-K. The results for the interim periods presented are not necessarily indicative of results to be expected for the full year.

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

 Note 3.  Inventories are summarized as follows:


                                              June 24,    December 25,
                                                2000          1999
                                               ------        ------
      Finished goods                          $21,612       $15,890
      Work-in-process                           4,141         2,168
      Raw materials                            11,224         6,006
                                               ------        ------
                                              $36,977       $24,064
                                               ======        ======

 Note 4. The following information reconciles earnings per share - basic and earnings per share - diluted:

                                     Thirteen Weeks    Twenty-six Weeks
                                         Ended            Ended
                                      -------------    ----------------
                                      June     June       June    June
                                       24,      26,        24,     26,
                                      2000     1999       2000    1999
                                     ------    -----     ------    -----
Net earnings (loss)                 $(1,104)  $3,659    $(2,321)  $4,718
Weighted average common shares
  outstanding - basic                 7,272    7,400      7,272    7,536
Stock options and warrants                -      163          -      192
Weighted average common shares
  outstanding - diluted               7,272    7,563      7,272    7,728
                                      =====    =====      =====    =====
Net earnings (loss) per share -
  Basic                              $(0.15)   $0.49     $(0.32)   $0.63
Net earnings (loss) per share -
  Diluted                            $(0.15)   $0.48     $(0.32)   $0.61


      Stock options and warrants are not considered dilutive for the thirteen week or twenty-six week periods ended June 24, 2000 because of the loss in the periods. Had there not been a loss in the period, the weighted average common shares outstanding - diluted would have increased by 59 to 7,331 for the thirteen week period and by 223 to 7,495 for the twenty-six week period.

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

      The second quarter 2000 utilization of the reserve established in connection with the Charges was as follows:
                                                                   Reserve
                                   Reserve balance  Activity in   balance at
                                     at 03/25/00      Q2 2000      06/24/00
                                         -------      -------      -------
 Inventory                              $  4,410     $    982     $  3,428
 Molds                                       496           -           496
 Elimination of duplicate assets             152            3          149
 Employee costs                              520          119          401
 Other                                       392           33          359
                                         -------      -------      -------
                                        $  5,970     $  1,137     $  4,833
                                         =======      =======      =======

      The total activity charged against the accrual in the 13 weeks ended June 24, 2000 was $1,137, and the non cash costs were $788.

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

 Thirteen weeks ended June 24, 2000 compared to the thirteen weeks ended June 26, 1999

      In the discussion and analysis that follows, all references to the second quarter of 2000 are to the thirteen week period ended June 24, 2000 and all references to the second quarter of 1999 are to the thirteen week period ended June 26, 1999. The following discussion and analysis compares the actual results for the second quarter of 2000 to the actual results for the second quarter of 1999 with reference to the following (in thousands, except per share amounts; unaudited):

                                               Thirteen weeks ended
                                          ---------------------------------
                                          June 24, 2000       June 26, 1999
                                         -------   -----      -------  -----
 Net sales                              $ 70,910   100.0%    $ 72,567  100.0%
 Cost of goods sold                       52,316    73.8       46,050   63.5
                                         -------   -----      -------  -----
   Gross profit                           18,594    26.2       26,517   36.5
 Operating expenses                       14,923    21.0       15,379   21.2
                                         -------   -----      -------  -----
   Operating profit                        3,671     5.2       11,138   15.3

 Interest expense                         (5,634)   (8.0)      (4,974)  (6.9)
 Other income                                 66     0.1          127    0.2
                                         -------   -----      -------  -----
   Earnings before income taxes           (1,897)   (2.7)       6,291    8.6

 Income tax benefit (expense)                793     1.1       (2,632)  (3.6)
                                         -------   -----      -------  -----
 Net earnings (loss)                    $ (1,104)   (1.6)%   $  3,659    5.0%
                                         =======   =====      =======  =====

 Net earnings (loss) per share - Basic    $(0.15)               $0.49

 Net earnings (loss) per share - Diluted  $(0.15)               $0.48

 Weighted average common shares
   Outstanding - basic                     7,272                7,400

 Weighted average common shares
   Outstanding - diluted                   7,272                7,563


      Net sales. Net sales of $70.9 million in the second quarter of 2000 decreased $1.7 million, from net sales of $72.6 million in the second quarter of 1999. Servingware products have increased 27.8% ($2.4 million) over the prior period. This increase is a combination of a general price increase and an overall increase in volume. All other categories are down to the prior period due to product lines discontinued in the second half of 1999.

      Gross profit. Gross profit in the second quarter of 2000 declined to $18.6 million from $26.5 million a year ago and gross profit margins declined to 26.2% from 36.5% a year ago. The erosion of profit margins is due in large part to the increased cost of plastic resin, the Company's primary raw material component. Plastic resin costs have increased over 30% from the year ago period. The cost increases in plastic resin are attributable to increased demand for plastic resin beyond manufacturers' ability to supply. The imbalance in supply and demand will likely continue for several months until the manufacturers bring more productive capacity on-line. The impact of the increased plastic resin cost on gross profit was approximately $3.5 million. Also significantly impacting margins was deterioration in selling prices (as compared to a year ago) and a shift in product mix. Selling prices are lower due to pressure from competitors and customers during the second half of 1999. Sell prices were lowered to maintain market share in spite of the increasing cost of raw materials. In addition, the mix of products sold in 2000 was toward lower margin items as compared to 1999. Gross profit was also negatively impacted by the Company's new El Paso facility. Costs related to the El Paso facility in the second quarter of 2000 were $.6 million.

      Operating expenses. Operating expenses of $14.9 million in the second quarter of 2000 were down $0.5 million as compared to the second quarter of 1999. As a percentage of net sales, operating expenses decreased from 21.2% in 1999 to 21.0% in 2000. Savings of approximately $1.0 million due to the third quarter 1999 consolidation of operating functions were partially offset by increased distribution, freight and computer costs related to the Company's servingware business.

      Interest expense.   Interest  expense of  $5.6  million in  the  second
 quarter of 2000 increased $0.6 million from $5.0 million in the second quarter of 1999. The increase in interest expense is the result of a $10 million increase in the Company's average outstanding debt during the quarter together with higher interest rates. The debt has increased due to the Company's 1999 stock repurchase plan ($1.0 million), the funding of the cash costs related to the third quarter 1999 restructuring charges and negative cash flow from operations (net of capital spending).

      Income tax expense. As a result of the Company's pre-tax loss for the second quarter of 2000, a tax benefit in the amount of $0.8 million was recorded.

      Net earnings (loss) The Company had a net loss of $1.1 million in the second quarter of 2000, a loss of $0.15 per diluted common share based on
 7.27 million weighted average common shares outstanding. This compares to net earnings in the second quarter of 1999 of $3.7 million, or $0.48 per diluted common share based on 7.56 million weighted average common shares outstanding. The primary contributor to the decrease in weighted average common shares outstanding was the Company's common share buyback activity during 1999. Stock options and warrants are not considered dilutive in the quarter due to the net loss; however, as the Company's stock price has fallen below the lowest option value, none of the stock options or warrants are currently dilutive.

 Twenty-six weeks ended June 24, 2000 compared to the twenty-six weeks ended June 26, 1999

      All references to 2000 are to the twenty-six week period ended June 24, 2000 and all references to 1999 are to the twenty-six week period ended June 26, 1999. The following discussion and analysis compares the actual results of 2000 to the actual results of 1999 with reference to the following (in thousands, except per share amounts; unaudited):

                                            Twenty-six weeks ended
                                      ------------------------------------
                                       June 24, 2000       June 26, 1999
                                      -------   -----     -------     -----

 Net sales                           $138,999   100.0%   $140,366     100.0%
 Cost of goods sold                   101,113    72.7      91,227      65.0
                                      -------   -----     -------     -----
   Gross profit                        37,886    27.3      49,139      35.0
 Operating expenses                    30,594    22.0      31,309      22.3
                                      -------   -----     -------     -----
   Operating profit                     7,292     5.3      17,830      12.7

 Interest expense                     (10,771)   (7.8)     (9,928)     (7.1)
 Other income                            (516)   (0.4)        215       0.2
                                      -------   -----     -------     -----
   Earnings before income taxes        (3,995)   (2.9)      8,117       5.8

 Income tax benefit (expense)           1,674     1.2      (3,399)     (2.4)
                                      -------   -----     -------     -----
 Net earnings (loss)                 $ (2,321)   (1.7)%  $  4,718       3.4%
                                      =======   =====     =======     =====
 Net earnings (loss) per share -
   basic                             $  (0.32)           $   0.63

 Net earnings (loss) per  share -
   diluted                           $  (0.32)           $   0.61

 Weighted average common shares
   Outstanding - basic                  7,272               7,536

 Weighted average common shares
   Outstanding - diluted                7,272               7,728

      Net sales. Net sales of $139.0 million in 2000 decreased $1.4 million from net sales of $140.4 million in 1999. Increased sales of servingware and kitchen storage items were offset by decreases in closet storage, bathware and juvenile products. The majority of the decreased product line sales were the result of the discontinuance of several low margin items in connection with the Company's 1999 restructuring.

      Gross profit. Gross profit 2000 declined to $37.9 million from $49.1 million a year ago and gross profit margins declined to 27.3% from 35.0% a year ago. The erosion of profit margins is due in large part to the increased cost of plastic resin, the Company's primary raw material component. Plastic resin costs have increased over 43% from the year ago period. The cost increases in plastic resin are attributable to increased demand for plastic resin beyond manufacturers' ability to supply. The impact of the increased plastic resin cost on gross profit was approximately $6.5 million. Also significantly impacting margins was deterioration in selling prices (as compared to a year ago) and a shift in product mix. Selling prices are lower due to pressure from competitors and customers during the second half of 1999. Sell prices were lowered to maintain market share in spite of the increasing cost of raw materials. In addition, the mix of products sold in 2000 was toward lower margin items as compared to 1999. Gross profit was also negatively impacted by the Company's new El Paso facility. Costs related to the El Paso facility in the period were $1.3 million.


      Operating expenses. Operating expenses of $30.6 million in 2000 were down $0.7 million as compared to 1999. As a percentage of net sales, operating expenses decreased from 22.3% in 1999 to 22.0% in 2000. Savings generated from the third quarter 1999 consolidation of operating functions were partially offset by increased distribution, freight and computer costs related to the Company's servingware business. The servingware distribution strategy has been reviewed and changes are underway to reduce costs in the future.

      Interest expense. Interest expense of $10.8 million in 2000 increased $0.8 million from $9.9 million in 1999. The increase in interest expense is the result of higher average debt levels (primarily during the second quarter) and higher interest rates. The debt has increased due to the Company's stock repurchase plan, the funding of the cash costs related to the third quarter 1999 restructuring charges and lower cash flow from operations (net of capital spending).

      Income tax expense. As a result of the Company's pre-tax loss for 2000, a tax benefit in the amount of $1.7 million was recorded.

      Net earnings (loss) The Company had a net loss of $2.3 million in 2000, a loss of $0.32 per diluted common share based on 7.27 million weighted average common shares outstanding. This compares to net earnings in 1999 of $4.7 million, or $0.61 per diluted common share based on 7.73 million weighted average common shares outstanding. The primary contributor to the decrease in weighted average common shares outstanding was the
 Company's common share buyback activity during 1999. Stock options and warrants are not considered dilutive in the period due to the net loss; however, as the Company's stock price has fallen below the lowest option value, none of the stock options or warrants are currently dilutive.

 Capital Resources and Liquidity

      Net cash flow was slightly negative in 2000. Cash on hand decreased $1.1 million while debt increased by $5.2 million. Capital spending for the twenty-six weeks was $7.9 million, primarily related to the build-out of the new El Paso facility and final funding of the new computer systems installed in the fourth quarter of 1999.

      As compared to the beginning of the year, working capital increased from $33.7 million to $39.9 million as of June 24, 2000. Working capital increased due to an increase in inventory. Inventory levels have increased as compared to year end as the Company prepares for its largest selling season, the third quarter.

      The Company believes its financing facilities together with its cash flow from operations will provide sufficient capital to fund operations, make required debt and interest payments and meet anticipated capital spending needs.

      The Company was in compliance with all loan covenants as of June 24, 2000.


 Management Outlook and Commentary

 * The HOMZ brand introduced during 1999 continues to receive good initial acceptance. The Company will continue to look for sales opportunities that leverage the brand's effective point of purchase appearance.
 * Gross profit margins are expected to remain under pressure for the remainder of the year. Resin prices are not likely to decline and selling prices will not fully reflect the increases already incurred for raw materials. These plus other factors discussed below will continue to provide a very challenging business environment. As a result of these factors, we expect margins and profitability for the second half of 2000 to be significantly below prior year results.
 * The El Paso facility began shipment of laundry and storage products during the second quarter. With the successful opening of the facility, the Company now has an additional tool by which to gain sales distribution. New distribution has already been achieved however, the expected penetration of west coast customers has gone slower than anticipated. The opening of the El Paso facility will not only enhance the Company's sales growth, this facility will have new, highly efficient manufacturing equipment which will result in lower production costs as compared to the Company's other manufacturing locations. In addition, El Paso is a very favorable labor market that can provide needed manpower at a reasonable rate.
 * A major retailer has previously announced its intention to consolidate its general storage vendor base from 35 vendors to less than 10.
   Although the Company has been selected to participate in the smaller vendor base, the retailer's progress to date on the consolidation effort has gone slower than expected. The Company has not yet realized additional sales as a result of the vendor consolidation and cannot predict when such incremental sales, if any, may arise.
 * A major national retailer has publicly announced its intentions to close certain stores and to cut back inventories. The impact of these customer plans cannot be estimated at this time but it will likely have some negative impact as early as the third quarter of 2000.

 * The Company's primary raw materials are plastic resin, steel, fabric and corrugated packaging. Fluctuations in the cost of these materials can have a significant impact on reported results. Other than plastic resin (see discussion below), management does not expect to see a significant change in the cost of these materials as compared to 1999. However the cost of these items is affected by many variables outside the control of the company and changes to the current perceived trends are possible.
 * Plastic  resin represents  about 20-25%  of the  Company's cost  of  goods sold. During 1999 and so far in 2000, the cost of plastic resin increased significantly. This occurred after a several year period of declining plastic resin costs during which selling prices also declined in response to competitive pressures. Now that plastic resin costs have increased, the Company's ability to pass along this increase to its customers is hampered by both the nature of the retail customer environment and other competitive factors. However, the Company will closely monitor the marketplace and will initiate a price increase consistent with any other competitor's actions. The future cost of plastic resin is difficult to predict. Plastic resin costs are impacted by several factors outside the control of the Company including supply and demand characteristics, crude oil prices and the overall health of the economy. Any of these factors could have a positive or negative impact on plastic resin costs.
 * Sales of laundry, bath and general storage products have historically been more heavily concentrated in the second and third quarters. This corresponds to the spring/summer wedding season, new home buying/formation and the back-to-school season. This trend is expected to continue in 2000.
 * The Company will continue to explore acquisition opportunities that will be accretive to earnings. Management anticipates that the fragmented nature of the housewares industry will continue to provide significant opportunities for growth through strategic acquisitions of complementary businesses. Management intends to acquire businesses at attractive multiples of cash flow and achieve operational and distribution efficiencies through integration of common functions.

 ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk. For the 26 week period ended June 24, 2000, the Company did not experience any material changes in interest rate risk that would affect the disclosures presented in the Company's Annual Report on Form 10-K for the 52 week period ended December 25, 1999.

      Commodity Risk. The Company is subject to fluctuations in commodity based raw materials such as plastic resin, steel and griege fabric. There have been no significant changes in the costs of steel and griege fabric in the 26 week period ended June 24, 2000. As previously mentioned, the cost of plastic resin continued to increase in the 26 week period ended June 24, 2000. This trend is expected to continue for a few months until supply levels increase to meet the demand.

      As compared to a year ago, the Company's resin costs, on average, increased approximately 43%. This increase negatively impacted gross margin by $6.5 million in the first half of 2000. The Company anticipates that it will consume in excess of 150 million pounds of resin in fiscal 2000. Costs in the second half of 2000 are expected to exceed the costs incurred in the second half of 1999.

 Forward Looking Statements

      This quarterly report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Year 2000 Compliance", "Management Outlook and Commentary" and "Quantitative and Qualitative Disclosures about Market Risk" sections contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: (i) the impact of the level of the Company's indebtedness; (ii) restrictive covenants contained in the Company's various debt documents; (iii) general economic conditions and conditions in the retail environment; (iv) the Company's dependence on a few large customers; (v) price fluctuations in the raw materials used by the Company; (vi) competitive conditions in the Company's markets;
 (vii) the seasonal nature of the Company's business; (viii) the Company's ability to execute its acquisition strategy; (ix) fluctuations in the stock market; (x) the extent to which the Company is able to retain and attract key personnel; (xi) relationships with retailers; and (xii) the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

                         PART II   Other Information

       ITEM 4.  Submission of matters to a vote of Security Holders.
 ____________________________________________________________________________


 (a) and (c).   The Company held its annual meting of stockholders on May 31,
 2000 and the following matters were voted on at that meeting:

 1. The election of the following directors, who will serve until their successors are elected and qualified, or their earlier death or resignation:

                                                           Broker
               Director             For      Withheld    Non-Votes
        ----------------------   ---------   --------    ---------
        Charles R. Campbell      7,210,726     66,542        0

        Joseph Gantz             7,200,000     77,268        0

        Stephen Murray           7,199,000     78,268        0

        Marshall Ragir           7,161,514    115,754        0

        Jeffrey C. Rubenstein    7,162,809    114,459        0

        Daniel B. Shure          7,212,159     65,109        0

        Joel D. Spungin          7,210,359     66,909        0

        James R. Tennant         6,961,310    315,958        0

 ITEM 6.   Exhibits and Reports on Form 8-K


      (a) Exhibits


            Exhibit
            Number         Description
            -------        -----------
             27      Financial Data Schedule (only filed electronically
                       with S.E.C.)


      (b)            Reports on Form 8-K - not applicable

      Pursuant to the requirements of the Securities Exchange Act of 1934,

 the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                          Home Products International, Inc.

                          By:  /s/ James E. Winslow
                               --------------------------------
                                   James E. Winslow
                                   Executive Vice President and
                                   Chief Financial Officer


 Dated:  August 8, 2000