Form 10-Q
period 2000-09-23
HOME PRODUCTS INTERNATIONAL INC
filed 2000-11-06
CIK 814457

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Period Ended September 23, 2000

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


Common shares, par value $0.01, outstanding as of October 30, 2000 - 7,278,471

                      HOME PRODUCTS INTERNATIONAL, INC.

                                    INDEX

                                                                     Page
                                                                    Number
                                                                    ------
   I.   Part Financial Information

           Item 1.  Financial Statements

                      Condensed Consolidated Balance Sheets            3

                      Condensed Consolidated Statements of
                        Operations and Retained Earnings               4

                      Condensed Consolidated Statements of
                        Cash Flows                                     5

                      Notes to Condensed Consolidated Financial
                        Statements                                     6

           Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations              8

           Item 3.  Quantitative and Qualitative Disclosures
                      About Market Risk                               14

  Part II. Other Information

           Items 1 through 3 are not applicable

           Item 5.  Other Events                                      16

           Item 6.  Exhibits and Reports on Form 8-K                  17


  Signature                                                           18

 PART I  Financial Information

        ITEM 1. Financial Statements

                  HOME PRODUCTS INTERNATIONAL, INC.
                Condensed Consolidated Balance Sheets
                (in thousands, except share amounts)
                                                     September 23, December 25,
                                                          2000        1999
                                                       (unaudited)
                                                         -------     -------
                       Assets
 Current assets:
   Cash and cash equivalents                            $  2,779     $ 4,861
   Accounts receivable, net                               56,878      59,571
   Inventories, net                                       32,372      24,064
   Prepaid expenses and other current assets               5,995       7,558
                                                         -------     -------
     Total current assets                                 98,024      96,054
 Property, plant and equipment - at cost                 109,807      98,678
 Less accumulated depreciation and amortization          (41,348)    (31,420)
                                                         -------     -------
 Property, plant and equipment, net                       68,459      67,258
 Intangible, net and other assets                        175,800     180,594
                                                         -------     -------
 Total assets                                           $342,283    $343,906
                                                         =======     =======
         Liabilities and Stockholders' Equity
 Current liabilities:
   Current maturities of long-term obligations          $  5,058    $  5,571
   Accounts payable                                       27,399      23,820
   Accrued liabilities                                    29,795      33,651
                                                         -------     -------
     Total current liabilities                            62,252      63,042
 Long-term obligations - net of current maturities       222,486     221,334
 Other liabilities                                         3,005       2,908
 Stockholders' equity:
   Preferred Stock - authorized, 500,000 shares,
     $.01 par value; - None issued                             -           -
   Common Stock - authorized 15,000,000 shares,
     $.01 par value; 8,100,865 shares issued at
     September 23, 2000 and 8,068,863 shares
     issued at December 25, 1999                              81          81
   Additional paid-in capital                             49,071      48,800
   Retained earnings                                      11,916      14,269
   Common stock held in treasury - at cost 822,394
     shares at September 23, 2000 and December 25, 1999   (6,528)     (6,528)
                                                         -------     -------
     Total stockholders' equity                           54,540      56,622
                                                         -------     -------
 Total liabilities and stockholders' equity.            $342,283    $343,906
                                                         =======     =======

 The accompanying notes are an integral part of the financial statements.

                      HOME PRODUCTS INTERNATIONAL, INC.
    Condensed Consolidated Statements of Operations and Retained Earnings
                                 (unaudited)
                   (in thousands, except per share amounts)

                                      Thirteen-Weeks         Thirty-nine Weeks
                                          Ended                    Ended
                                     ------------------     -------------------
                                     Sept 23,  Sept 25,     Sept 23,   Sept 25,
                                      2000      1999          2000        1999
                                     ------   ------        -------     -------
Net sales                           $83,566  $79,737       $222,565    $220,103
Cost of goods sold                   63,494   52,917        164,607     144,144
Special charge                            -    8,947              -       8,947
                                     ------   ------        -------     -------
   Gross profit                      20,072   17,873         57,958      67,012

Operating expenses
   Selling                           10,236   10,491         30,554      30,093
   Administrative                     2,937    3,840         10,578      12,806
   Amortization of intangible assets  1,327    1,341          3,962       4,082
   Restructuring and other charges        -    5,610              -       5,610
   Other nonrecurring charges             -      443              -         443
                                     ------   ------        -------     -------
                                     14,500   21,725         45,094      53,034
                                     ------   ------        -------     -------
   Operating profit (loss)            5,572   (3,852)        12,864      13,978

Other income (expense)
   Interest income                       17       39             65         143
   Interest (expense)                (5,664)  (5,091)       (16,435)    (15,019)
   Other income (expense), net           19      128           (545)        239
                                     ------   ------        -------     -------
                                     (5,628)  (4,924)       (16,915)    (14,637)
                                     ------   ------        -------     -------
Loss before income taxes                (56)  (8,776)        (4,051)       (659)

Income tax benefit (expense)             24    3,363          1,698         (36)
                                     ------   ------        -------     -------
Net loss                                (32)  (5,413)        (2,353)       (695)

Retained earnings at beginning
  of period                          11,948   16,977         14,269      12,259
                                     ------   ------        -------     -------
Retained earnings at end of period  $11,916  $11,564       $ 11,916    $ 11,564
                                     ======   ======        =======     =======

Net loss per common share - basic    ($0.00)  ($0.74)        ($0.32)     ($0.09)
                                     ======   ======        =======     =======

 The accompanying notes are an integral part of the financial statements.

                      HOME PRODUCTS INTERNATIONAL, INC.
                Condensed Consolidated Statements of Cash Flows
                                 (unaudited)
                            (dollars in thousands)

                                                     Thirty-nine weeks Ended
                                                     ------------------------
                                                     September      September
                                                        23,            25,
                                                       2000           1999
                                                      -------        -------
 Operating activities:
  Net loss                                           $ (2,353)      $   (695)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization                       13,890         12,021
   Changes in assets and liabilities:
     Decrease (increase) in accounts receivable         2,693         (5,604)
     (Increase) in inventories                         (8,308)        (4,160)
     Decrease in prepaid expenses and other
      current assets                                    1,563          5,141
     Increase in accounts payable                       3,579          7,747
     (Decrease) in accrued liabilities                 (3,856)          (156)
   Other operating activities, net                        929         (1,698)
                                                      -------        -------
 Net cash provided by operating activities              8,137         12,596
                                                      -------        -------
 Investing activities:
  Proceeds on sale of business, net                         -          4,692
  Proceeds from sale of building, net                       -            977
  Capital expenditures, net                           (11,129)       (14,061)
                                                      -------        -------
 Net cash used for investing activities               (11,129)        (8,392)
                                                      -------        -------
 Financing activities:
  Payments on term loan borrowings                     (5,000)        (2,250)
  Net proceeds from borrowings under revolving
    line of credit                                      5,750            300
  Payment of capital lease obligation                    (111)          (265)
  Purchase of treasury stock                                -         (3,886)
  Exercise of stock options, issuance of common
   stock under stock purchase plan and other              271            197
                                                      -------        -------
 Net cash provided by financing activities                910         (5,904)
                                                      -------        -------
  Net decrease in cash and cash equivalents            (2,082)        (1,700)
  Cash and cash equivalents at beginning of period      4,861          4,986
                                                      -------        -------
  Cash and cash equivalents at end of period         $  2,779       $  3,286
                                                      =======        =======
 Supplemental disclosures: Cash paid in the
 period for:
  Interest                                           $ 11,868       $ 10,698
                                                      -------        -------
  Income taxes, net                                  $      0       $  3,478
                                                      -------        -------

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

      The unaudited condensed financial statements included herein as of and for the thirteen-weeks and thirty-nine weeks ended September 23, 2000 and September 25, 1999 reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position, the results of operations and cash flows. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's 1999 Annual Report on Form 10-K. The results for the interim periods presented are not necessarily indicative of results to be expected for the full year.

 Note 2. In the first quarter of 2000 the Company incurred $598 of other non - recurring costs associated with the exploration of strategic alternatives aimed at enhancing shareholder value. Such costs included fees related to investment bankers, accountants, lawyers and travel expenses. These costs are included in the "Other income (expense)" section of the Condensed Consolidated Statements of Operation and Retained Earnings.

 Note 3.  Inventories are summarized as follows:


                                            September 23,        December 25,
                                                2000                 1999
                                                ------              ------
      Finished goods                           $21,495             $15,890
      Work-in-process                            3,837               2,168
      Raw materials                              7,040               6,006
                                                ------              ------
                                               $32,372             $24,064
                                                ======              ======

 Note 4. The following information reconciles earnings per share - basic and earnings per share - diluted:

                                         Thirteen-Weeks     Thirty-nine Weeks
                                             Ended                Ended
                                       ------------------   ------------------
                                       Sept 23,  Sept 25,   Sept 23,  Sept 25,
                                         2000      1999       2000      1999
                                        ------    ------     ------    ------
Net loss                               $   (32)  $(5,413)   $(2,353)  $  (695)
 Weighted average common shares
outstanding - basic                      7,278     7,272      7,274     7,465
Impact of stock options and warrants         -       197          -       185
Weighted average common shares
outstanding - diluted                    7,278     7,469      7,274     7,650
                                        ======    ======     ======    ======

Net loss per share - basic             $ (0.00)  $ (0.74)   $ (0.32)  $ (0.09)

Net loss per share - diluted           $ (0.00)  $ (0.74)   $ (0.32)  $ (0.09)


      Stock options and warrants are not considered dilutive for the thirteen- week or thirty-nine week periods ended September 23, 2000 because of the loss in the periods; furthermore, as the Company's stock price has fallen below the lowest option value, none of the stock options or warrants are currently dilutive.

 Note 5. In the third quarter of 1999, the Company recorded a $15,000 pretax charge, comprised of a Special Charge and a Restructuring and Other Nonrecurring Charge, (together referred to herein as the "Charges"). The Charges were incurred in accordance with a plan adopted in July 1999 to consolidate two of the Company's wholly-owned subsidiaries and to implement a national branding strategy.

      The third quarter 2000 utilization of the reserve established in connection with the Charges was as follows:

                                      Reserve        Activity      Reserve
                                     balance at       in Q3       balance at
                                      06/24/00         2000        09/23/00
                                       -------        ------       -------
  Inventory                           $  3,428       $   860      $  2,568
  Molds                                    496            -            496
  Elimination of duplicate assets          149            -            149
  Employee costs                           401            71           330
  Other                                    359            39           320
                                       -------        ------       -------
                                      $  4,833       $   970      $  3,863
                                       =======        ======       =======

      The total activity charged against the accrual in the thirteen-weeks ended September 23, 2000 was $970, of which $738 were non cash costs.

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

 Thirteen-weeks ended September 23, 2000 compared to the thirteen-weeks ended September 25, 1999

      In the discussion and analysis that follows, all references to the third quarter of 2000 are to the thirteen-week period ended September 23, 2000 and all references to the third quarter of 1999 are to the thirteen-week period ended September 25, 1999. The following discussion and analysis compares the actual results for the third quarter of 2000 to the actual results for the third quarter of 1999 with reference to the following (in thousands, except per share amounts; unaudited):

                                              Thirteen-weeks ended
                                   ---------------------------------------
                                   September 23, 2000   September 25, 1999
                                   ------------------   ------------------
Net sales                           $ 83,566   100.0%   $ 79,737    100.0%
Cost of goods sold                    63,494    76.0      52,917     66.4
Special charges                           -       -        8,947     11.2
                                     -------   -----     -------    -----
  Gross profit                        20,072    24.0      17,873     22.4
Operating expenses                    14,500    17.4      15,672     19.7
Restructuring and other charges           -       -        5,610      6.9
Other nonrecurring charges                -       -          443      0.6
                                     -------   -----     -------    -----
  Operating profit (loss)              5,572     6.6      (3,852)    (4.8)

Interest expense                      (5,664)   (6.8)     (5,091)    (6.4)
Other income                              36     0.1         167      0.2
                                     -------   -----     -------    -----
  Loss before income taxes               (56)   (0.1)     (8,776)   (11.0)

Income tax benefit                        24     0.0       3,363      4.2
                                     -------   -----     -------    -----
Net loss                            $    (32)   (0.1)%  $ (5,413)    (6.8)%
                                     =======   =====     =======    =====

Net loss per share - Basic            ($0.00)             $(0.74)

Net loss per share - Diluted          ($0.00)             $(0.74)

Weighted average common shares
  Outstanding - basic                  7,278               7,272

Weighted average common shares
  Outstanding - diluted                7,278               7,469

      Net sales. Net sales of $83.6 million in the third quarter of 2000 increased $3.9 million, or 4.8%, from net sales of $79.7 million in the third quarter of 1999. Sales of laundry and servingware products were especially strong in the quarter. Laundry products increased 9.2% and servingware products increased 7.0%. Sales increases in these two product lines were driven by both additional placement within existing customers and by the addition of new customers. Offsetting the sales gains were decreases in kitchen and juvenile products. Kitchen and juvenile product sales were down due to the elimination of several low profit margin products. Together, sales in these two categories were down $0.6 million.


      Gross profit. Gross profit in the third quarter of 2000 decreased to $20.1 million from $26.8 million, excluding the impact of the special charges, in the prior year period. Gross profit margins declined to 24.0% from 33.6%, before the impact of the restructuring and other nonrecurring charges, a year ago. The decline in profit margins is partially due to increased cost of plastic resin, the Company's primary raw material component. Plastic resin costs have increased 37% from the third quarter 1999. The cost increases in plastic resin are attributable to increased demand for plastic resin beyond manufacturers' ability to supply. The impact of the increased plastic resin cost on gross profit was approximately $3.7 million. In addition, deterioration in selling prices significantly impacted margins. The Company sells a majority of its volume to several large, mass market retailers. These customers do not accept price increases (to cover increased raw material costs for instance) and in fact continue to push for price concessions. The Company's competitors have been willing to provide further price reductions thus causing the Company to match their prices to retain shelf space. The result of this competitive environment is reduced selling prices despite higher raw material costs, which negatively impacts margins. The Company's El Paso facility, opened in the first quarter, is not yet up to capacity. Unabsorbed costs related to the El Paso facility in the third quarter of 2000 were $1.1 million.

      Operating expenses. Operating expenses of $14.5 million in the third quarter of 2000 were down $1.2 million as compared to the third quarter of 1999. As a percentage of net sales, operating expenses decreased to 17.4%, or 2.3%, during 2000 from 19.7% in 1999. Improvement over the third quarter 1999 was primarily due to the company consolidation of administrative functions, which were a result of the 1999 restructuring charge. In addition, certain compensation and benefit accruals were reduced in the current quarter.

      Interest expense.    Interest expense  of  $5.7 million  in  the  third
 quarter of 2000 increased $0.6 million from $5.1 million in the third quarter of 1999. The increase in interest expense is the result of higher average debt levels than a year ago and rising interest rates. The continued cash funding of costs related to the third quarter 1999 restructuring charges slightly affected the company's debt. On average, debt was $7 million higher in 2000 and interest rates increased 70 basis points.

      Income tax expense. As a result of the Company's pre-tax loss for the third quarter of 2000, a tax benefit in the amount of $0.02 million was recorded.

      Net earnings (loss). The Company had a net loss of $0.03 million in the third quarter of 2000, a loss of ($0.00) per diluted common share based on 7.28 million weighted average common shares outstanding. This compares to net earnings in the third quarter of 1999 of $3.6 million, before impact of the $15.0 million ($9.0 million net of tax benefit) restructuring charge, or $0.48 per diluted common share, based on 7.47 million weighted average common shares outstanding. The primary contributor to the decrease in weighted average common shares outstanding was the Company's common share buyback activity during 1999. Stock options and warrants are not considered dilutive in the period due to the net loss; furthermore, as the Company's stock price has fallen below the lowest option value, none of the stock options or warrants are currently dilutive.

 Thirty-nine weeks ended September 23, 2000 compared to the thirty-nine weeks ended September 25, 1999

      All references to 2000 are to the thirty-nine week period ended September 23, 2000 and all references to 1999 are to the thirty-nine week period ended September 25, 1999. The following discussion and analysis compares the actual results of 2000 to the actual results of 1999 with reference to the following (in thousands, except per share amounts; unaudited):

                                           Thirty-nine weeks ended
                                   ---------------------------------------
                                   September 23, 2000   September 25, 1999
                                   ------------------   ------------------

 Net sales                          $222,565   100.0%   $220,103    100.0%
 Cost of goods sold                  164,607    74.0     144,144     65.5
 Special charges                          -       -        8,947      4.1
                                     -------   -----     -------    -----
   Gross profit                       57,958    26.0      67,012     30.4
 Operating expenses                   45,094    20.3      46,981     21.4
 Restructuring and other charges          -       -        5,610      2.4
 Other nonrecurring charges               -       -          443      0.2
                                     -------   -----     -------    -----
   Operating profit                   12,864     5.7      13,978      6.4

 Interest expense                    (16,435)   (7.4)    (15,019)    (6.9)
 Other (expense) income                 (480)   (0.2)        382      0.2
                                     -------   -----     -------    -----
   Loss before income taxes           (4,051)   (1.9)       (659)    (0.3)

 Income tax benefit (expense)          1,698     0.8         (36)     0.0
                                     -------   -----     -------    -----
 Net loss                           $ (2,353)   (1.1)%  $   (695)    (0.3)%
                                     =======   =====     =======    =====

 Net loss per share - basic         $  (0.32)           $  (0.09)

 Net loss per share - diluted       $  (0.32)           $  (0.09)

 Weighted average common
 shares Outstanding - basic            7,274               7,465

 Weighted average common
 shares  Outstanding - diluted         7,274               7,650

      Net sales. Net sales in 2000 increased to $222.6 million, or $2.5 million, from $220.1 million in 1999. Sales of servingware products have increased by 14.7% over the prior year while laundry products were up 5.0%. Strong sales of servingware and laundry products were offset by decreases in kitchen and juvenile products. Sales of servingware and laundry products were up due to strong sales to existing customers and an increase in new customers sales. The decrease in kitchen and juvenile product line sales were due to the discontinuance of several low profit margin products that occurred during the Company's 1999 restructuring. Sales were also impacted by a major retailer's reduction in inventories. Sales to this major retail customer were off by more that $4.3 million compared to last year.

      Gross Profit. Gross profit in 2000 declined to $58.0 million from $75.9 million, before the impact of the special charge, a year ago. Gross profit margins declined to 26.0% from 34.5%, excluding the impact of the special charge, a year ago. The gross profit margin has been negatively impacted by an increase in the cost of plastic resin. Plastic resin costs have increased about 40% from 1999, a trend that began in the second quarter of 1999. The impact of the increased plastic resin cost on the gross profit margin was approximately $11.5 million, over 500 basis points. Gross profit margins were also significantly impacted by the deterioration in selling prices and a product mix shift during 2000. Customer and competitor pressures have pushed down selling prices even though raw material costs have increased. This is mainly due to the fact that the Company sells a majority of its volume to several large mass market retailers. These customers are requiring price reductions even though raw material costs have increased. In addition, the Company's competitors have been willing to grant further price concessions causing the Company to match their prices to maintain market share. Gross profit was also negatively impacted by the Company's new El Paso facility. Unabsorbed costs related to the El Paso facility were $2.6 million in 2000.

      Operating expenses. Operating expenses of $45.1 million in 2000 were $1.9 million lower than the prior year. As a percentage of net sales, operating expenses decreased in 2000 to 20.3%, or 1.1%, from 21.4% in 1999. Savings have been primarily driven by the third quarter 1999 consolidation of operating functions. These savings were partially offset by higher distribution and freight costs.

      Interest expense. Interest expense in 2000 increased to $16.4 million, or $1.4 million, from $15.0 million in 1999. The increase in interest expense is the result of higher average debt levels than a year ago. Increased interest rates have impacted interest costs during 2000. Debt levels were also affected by the continued funding of the cash costs related to the third quarter 1999 restructuring charge.

      Income tax expense. As a result of the Company's pre-tax loss for 2000, a tax benefit in the amount of $1.7 million was recorded.

      Net earnings (loss). The Company had a net loss of $2.4 million in 2000, a loss of ($0.32) per diluted common share based on 7.27 million weighted average common shares. This compares to net earnings in 1999, excluding the impact of the special, restructuring and other nonrecurring charges, of $8.3 million, or $1.09 per diluted common share based on 7.65 million weighted average common shares outstanding. Stock options and warrants are not considered dilutive in the period due to the net loss: however, as the Company's stock price has fallen below the lowest option value, none of the stock options or warrants would be dilutive. The primary contributor to the decrease in weighted average common shares outstanding was the Company's common share buyback activity during 1999.


 Capital Resources and Liquidity

      Positive cash flow of $3.5 million was generated in the third quarter. This compares to positive cash flow of $6 million in the third quarter of last year. The decrease between years is directly attributable to the decline in earnings. Year-to-date, cash and cash equivalents has decreased to $2.8 million as a result of the Company's operating losses. Cash on hand decreased $2.1 million while debt increased by $0.7 million. Capital spending for the thirty-nine weeks was $11.1 million, primarily related to the build-out of the new El Paso facility and final funding of the new computer systems installed in the fourth quarter of 1999.

      Working capital at the end of the third quarter was $38.1 million as compared to $33.7 million at the beginning of the year. Working capital increased due to higher inventories and lower accrued liabilities. Inventories are up due to seasonal factors and the opening of the El Paso manufacturing facility. Accrued liabilities are down because the Company has funded the accruals that were established in connection with the 1999 restructuring.

      The Company, effective September 22, 2000, negotiated a Second Amendment to the Revolving Credit Agreement ("the Revolver") to better suit current business needs. The Second Amendment provides the Company with financial covenants that the Company believes should be easier to achieve, but in exchange provides the Company less flexibility in other areas. As part of the Second Amendment, among other limitations, the associated line of credit was reduced to $85 million, certain financial covenants were adjusted and the interest rate charged to the Company was increased. In general, interest rates under the Revolver were increased about 100 basis points. The interest rate paid on borrowings under the Revolver in the fourth quarter of 2000 will be at approximately LIBOR plus 300 basis points. Availability under the Revolver at September 23, 2000 was approximately $31 million. The Company was in compliance with all loan covenants as of September 23, 2000.

 The Company believes its financing facilities together with its cash flow from operations will provide sufficient capital to fund operations, make required debt and interest payments and meet anticipated capital spending needs.

 Management Outlook and Commentary

 * The HOMZ brand introduced during 1999 continues to receive good initial acceptance. The Company will continue to look for sales opportunities that leverage the brand's effective point of purchase appearance.
 * Gross profit margins are expected to remain at or below current levels for the remainder of the year. Plastic resin prices are not likely to significantly decline (see discussion below). In addition selling prices continue to come under competitive pressure. Certain competitors are holding the line on selling prices (and in some cases reducing selling prices) despite the significant increase in raw material costs. These plus other factors discussed below will continue to provide a very challenging business environment. As a result of these factors, we expect margins and profitability for the remainder of 2000 to be significantly below prior year results.
 * Fourth quarter sales are expected to be below third quarter sales but should be ahead of prior year. Seasonal factors are responsible for lower sales in the fourth quarter as compared to third quarter. As compared to last year, we expect sales will increase consistent with our improved market share position.
 * The El Paso facility began shipment of laundry and storage products during the second quarter. With the successful opening of the facility, the Company now has an additional tool by which to gain sales distribution. New distribution has already been achieved however, the expected penetration of west coast customers has gone slower than anticipated. The Company believes that the opening of the El Paso facility will not only enhance the Company's sales growth. This facility has new, highly efficient manufacturing equipment which will result in lower production costs as compared to the Company's other manufacturing locations. In addition, El Paso is currently a very favorable labor market that can provide needed manpower at a reasonable rate.
 * A major national retailer has publicly announced its intentions to close certain stores and to cut back inventories. The impact of these customer plans cannot be estimated at this time but it will likely have some negative impact as early as the fourth quarter of 2000.
 * The Company's primary raw materials are plastic resin, steel, fabric and corrugated packaging. Fluctuations in the cost of these materials can have a significant impact on reported results. Management does not expect to see a significant change in the cost of these materials during the fourth quarter. However the cost of these items is affected by many variables outside the control of the company and changes to the current perceived trends are possible.
 * The Company buys about 150 million pounds of resin a year, representing 20-25% of the Company's cost of goods sold. During 1999 and so far in 2000, the cost of plastic resin increased about $0.10/pound. This occurred after a several year period of declining plastic resin costs during which selling prices also declined in response to competitive pressures. As plastic resin costs have increased, the Company has been unable to fully pass along this increase to its customers. The ability to increase prices is hampered by both the nature of the retail customer environment and other competitive factors. The future cost of plastic resin is difficult to predict. Plastic resin costs are impacted by several factors outside the control of the Company including supply and demand characteristics, crude oil and natural gas prices as well as the overall health of the economy. Any of these factors could have a positive or negative impact on plastic resin costs.

 * As we have done in the past, management will review its product offering. As a result, we may decide to exit certain products that cannot achieve an acceptable cash rate of return given current raw material costs. The cost to exit certain products cannot presently be estimated but would likely be significant.
 * The Company operates on a 52/53 week year ending on the Saturday closest to the end of the calendar year. Fiscal year 2000 will be a 53 week year.
 * The Company has submitted an application for listing on the NASDAQ SmallCap Market. Once the application is accepted the Company will no longer be listed on the NASDAQ Stock Market.


 ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk. For the thirty-nine week period ended September 23, 2000, the Company did not experience any material changes in interest rate risk that would affect the disclosures presented in the Company's Annual Report on Form 10-K for the fifty-two week period ended December 25, 1999.

      Commodity Risk. The Company is subject to fluctuations in commodity based raw materials such as plastic resin, steel and griege fabric. There have been no significant changes in the costs of steel and griege fabric in the thirty nine-week period ended September 23, 2000. As previously mentioned the cost of plastic resin continued to increase in the thirty-nine week period ended September 23, 2000.

      As compared to a year ago, the Company's resin costs, on average, increased approximately 39.9%. This increase negatively impacted gross margin by $11.5 million during the first three quarters of 2000. The Company anticipates that it will consume in excess of 150 million pounds of resin in fiscal 2000.

 Forward Looking Statements

      This quarterly report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations, "Management Outlook and Commentary" and "Quantitative and Qualitative Disclosures about Market Risk" sections contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: (i) the impact of the level of the Company's indebtedness; (ii) restrictive covenants contained in the Company's various debt documents;
 (iii) general economic conditions and conditions in the retail  environment;
 (iv)  the  Company's  dependence  on  a  few  large  customers;  (v)   price
 fluctuations in the raw materials used by the Company (vi) competitive conditions in the Company's markets; (vii) the seasonal nature of the Company's business; (viii) the Company's ability to execute its acquisition strategy; (ix) fluctuations in the stock market; (x) the extent to which the Company is able to retain and attract key personnel; (xi) relationships with retailers; and (xii) the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

                         PART II   Other Information


 ITEM 5. OTHER EVENTS

      Effective September 22, 2000, Home Products International, Inc. ("HPI") has negotiated a Second Amendment to the Revolving Credit Agreement ("the Revolver") to better suit current business needs. The Second Amendment includes amended financial covenants that are predicated on HPI's current business plan.

      As part of the Second Amendment, among other limitations, the associated line of credit was reduced to $85 million, certain financial covenants were adjusted, capital spending limits were reduced and the interest rate charged HPI was increased.

      HPI's $85 million revolving credit line is credit based. In other words, the Company can borrow up to $85 million to fund daily operations without reference to a borrowing base determination or other limiting factors other than continued compliance with the financial and other general covenants. In the past, the HPI's borrowings under the revolving line of credit have ranged from $45 million to $65 million.

      In general, interest rates under the Revolver were increased about 1%. The interest rate paid on borrowings under the Revolver in the fourth quarter of 2000 will be at approximately LIBOR plus 3%.

      Availability under the Revolver at September 23, 2000 was approximately $31 million. HPI was in compliance with all loan covenants as of September 23, 2000.

      HPI is a highly leveraged business. As a consequence, it is dependent upon its Revolver to provide essential liquidity, and borrowings under that facility are dependent upon HPI's fulfillment of the financial covenants that it contains. Although violations of the financial covenants contained in the Revolver can be waived should HPI at some future time not be able to satisfy those financial covenants it would significantly, and negatively, affect HPI's business by, among other things, restricting growth in sales or necessitating HPI's obtaining a replacement credit facility. HPI's ability to obtain a replacement facility would be dependent on the financial markets and its financial condition at that time.


 ITEM 6. Exhibits and Reports on Form 8-K
       (a) Exhibits


        Exhibit
         Number        Description
         ------        -----------
          10.1 Exhibit 10.1 - Second Amendment, dated as of September 22, 2000, to the Amended and Restated Credit Agreement, dated as of September 8, 1998, among Home Products International, Inc., the several banks and other financial institutions or entities from time to time parties thereto, and The Chase Manhattan Bank, as administrative agent.

           27    Financial Data Schedule (only filed
                 electronically with S.E.C.)

       (b) Reports on Form 8-K - not applicable.

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


 Dated:  November 6, 2000