Form 10-K405
period 2000-12-30
HOME PRODUCTS INTERNATIONAL INC
filed 2001-03-29
CIK 814457

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

          FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

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

       Registrant's telephone number, including area code (773) 890-1010.
        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class

                    Common Stock, Par Value $0.01 Per Share

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

     Shares of common stock, par value $0.01, outstanding at March 3, 2001 -- 7,745,644. Aggregate market value of such shares held by non-affiliates as of that date -- $9,682,055.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Home Products International, Inc. definitive proxy statement dated April 13, 2001 for the 2001 Annual Meeting ("Proxy Statement") -- Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
ITEM 1. BUSINESS

  (a) General Development of Business

     Home Products International, Inc. (the "Company" or "HPI") through its wholly owned subsidiaries designs, manufactures and markets a broad range of quality consumer houseware products. The Company is a leading supplier to large national retailers of value-priced laundry management products, general storage products, disposable servingware products, closet storage products, bathware products, kitchen storage products and juvenile products. The Company holds a significant market share in the United States in each of its key product categories. The Company's products are sold in the United States through most of the large national retailers, including Wal-Mart, Sam's Club, Target, Kmart, Home Depot, Toys 'R Us, Walgreens and Bed Bath & Beyond. The Company generated $297.0 million in net sales for 2000, which makes HPI one of the largest companies in the fragmented U.S. consumer housewares industry.

     The Company was originally founded as Selfix, Inc. ("Selfix") in 1952. In February 1997, the Company became the holding company for, and successor registrant under the Securities Exchange Act of 1934 to, Selfix and Selfix became a wholly owned subsidiary of the Company through a holding company reorganization under the laws of the State of Delaware.

     Currently, the Company is the parent to one operating subsidiary -- Home Products International -- North America, Inc. ("HPNA"). Effective December 26, 1999, all of the Company's operating subsidiaries were merged into HPNA.

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

TAMOR ACQUISITION

     Effective January 1, 1997, the Company acquired Tamor Plastics Corporation, a privately held company founded in 1947, and its affiliated product distribution company, Houseware Sales, Inc. (collectively "Tamor"). Tamor designs, manufactures and markets quality plastic housewares products within the general storage, closet storage and juvenile product categories. Tamor was merged into HPNA effective December 26, 1999.

SEYMOUR ACQUISITION

     Effective December 30, 1997, the Company acquired Seymour Sales Corporation and its wholly owned subsidiary, Seymour Housewares Corporation (collectively, "Seymour"), a privately held company originally founded in 1942. Seymour is a leading designer, manufacturer, and marketer of consumer laundry care products. Seymour produces a full line of ironing boards, ironing board covers and pads and numerous laundry related accessories. Seymour was merged into HPNA effective December 26, 1999.

TENEX ASSET ACQUISITION

     Effective August 14, 1998, the Company acquired certain assets (inventory and molds) which comprised Tenex Corporation's consumer product storage line. This product line consisted of plastic storage bins and containers, rolling carts and stacking drawer systems.

NEWELL ASSET ACQUISITION

     Effective September 8, 1998 the Company acquired the assets and assumed certain liabilities comprising the businesses of Anchor Hocking Plastics ("AHP") and Plastics, Inc. ("PI"). AHP is a leading supplier of food storage containers and PI is a leading supplier of disposable plastic servingware. Prestige Plastics, Inc. (a subsidiary of the Company created to facilitate the acquisition of AHP and PI) was merged into HPNA effective December 26, 1999.

1999 ACQUISITION

     Effective May 12, 1999, the Company acquired certain assets (primarily inventory and molds) from Austin Products, Inc. which were sold under the Epic brand name. The product lines obtained included the following plastic housewares products: laundry baskets, tote caddys, crates, bins and utility buckets. This acquisition was completed for approximately $6.0 million in cash.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fiscal 2000 Special, Restructuring and Other Charges" for a description of a restructuring plan currently being undertaken by the Company

  (b) Financial information about segments.

     Based upon the requirements of Statement of Financial Accounting Standards ("SFAS") No. 131, management of the Company has determined that HPI operates within a single segment -- Housewares. As such, the required information for this section is contained in the Consolidated Financial Statements as included in Part II, Item 8 of this Form 10-K.

  (c) Narrative description of business.

HOUSEWARES SEGMENT PRODUCTS -- HISTORICAL GROSS SALES BY PRODUCT CATEGORY

     The following table sets forth the amounts and percentages of the Company's historical gross sales by product categories within the housewares segment for the periods indicated. During 2000, a realignment of the Company's product categories resulted in certain prior year amounts being reclassified (in thousands, except percentages).

                                             2000               1999               1998
                                        ---------------    ---------------    ---------------
                                         SALES       %      SALES       %      SALES       %
                                        --------    ---    --------    ---    --------    ---
Laundry management....................  $ 99,378     30%   $ 98,440     30%   $100,926     37%
General storage.......................    91,260     28%     89,006     28%     61,352     22%
Servingware...........................    43,222     13%     35,277     11%     12,584      4%
Closet storage........................    28,026      9%     26,248      8%     29,925     11%
Kitchen storage.......................    27,918      8%     32,777     10%     18,722      7%
Bathware..............................    27,683      8%     27,954      9%     26,686     10%
Juvenile..............................    12,983      4%     13,032      4%     15,780      6%
Shutters..............................        --     --%         --     --%      8,252      3%
                                        --------    ---    --------    ---    --------    ---
          Total Gross Sales...........  $330,470    100%   $322,734    100%   $274,227    100%
Allowances............................   (33,422)           (28,437)           (21,543)
                                        --------           --------           --------
          Total Net Sales.............  $297,048           $294,297           $252,684
                                        ========           ========           ========

     Laundry management products. The Company offers a significant variety of ironing boards (approximately 185 individual SKU's) and management believes that the Company commands a majority of the U.S. market share. Key products in this category include the EasyBoard (perforated board), SureFoot (vented, four-leg board), ReadyPress (over-the-door), IP2000 (vented, four-leg with hanger rack) and the new Ultimate Ironing Table, which was introduced in 2000. The Company is also the leading manufacturer of ironing board covers and pads, and holds a majority of the U.S. market share. The Company offers a variety of different types of covers and pads in a multitude of different designs that fit not only its own ironing boards, but all regular size boards. The Company's covers are known for their scorch resistance and HPI is the only seller of form fitting ironing board covers, Elasticord(TM) drawstrings and Cordlock(TM) fasteners. Additionally, the Company is a leading U.S. producer of laundry accessories. Key products within this category include: wood and metal drying racks, laundry bags, hampers and sorters, clotheslines and clothes pins.

     General storage products. The Company offers a variety of plastic storage containers, rolling carts and stacking drawer systems. The storage containers range in size from shoe boxes to jumbo (50 gallon) totes, and include specialty containers sold during the winter holiday season. Storage containers contain a variety of product attributes, including removable wheels and dome-top lids, which increase storage capacity. The rolling carts and stacking drawer systems come in a wide range of sizes and number of shelving drawers.

     Servingware products. Products in this category include a wide range of upscale, plastic disposable beverage and food servingware product lines. The primary products are Scrollware(R), Prestige(R) and Beverageware(TM). Scrollware(R) consists of clear plastic plates, bowls, trays and mugs. The products are clear to resemble crystal and are etched with a baroque design. Prestige(R) products include plates, bowls, tray and drinkware in three colors: white, black and clear. Beverageware(TM) products are offered in a variety of shapes and sizes, and come in three colors: clear, red and green. Each of the products are targeted at price points above paper, foam and thermofoam plastic alternatives, but below glass and china options.

     Closet storage products. This category is comprised primarily of plastic clothes hangers. Due to the commodity nature of the hanger segment, margins in this category are inherently lower, while unit volumes are substantially higher than in the Company's other product lines. Management believes that the Company has a leading U.S. market share in plastic clothes hangers, and that its broad product offering gives it a competitive advantage over other hanger manufacturers. Also included in this category are other plastic organizers, closet and clothing organization products.

     Bathware products. The Company markets a broad line of value-priced plastic bath accessories and organizers. These include shower organizers, etageres, plastic towel bars, shelves, soap dishes, portable shower sprays and fog-free shower mirrors. The Company believes it is a leading producer of opening price-point plastic bath accessories. In addition, the Company introduced its Spaceworks(R) for bath line of etageres and bath organizers.

     Kitchen storage products. With the 1998 acquisition of AHP, the Company established a strong position in the food storage arena. Food storage products are the backbone of the kitchen storage product line. The primary food storage products sold within this group are StowAways(R), Pop-Top Storables(R), and Klear Stor(R) and Klear Por(R). All products are approved for use in contact with food by the United States Food & Drug Administration. The StowAway(R) line includes 34 individual food storage products each consisting of a clear base and a colored lid. StowAways(R) are primarily sold in value packs ranging in size from two to thirty-six piece sets. Pop-Top-Storables(R) products consist of a clear rigid base and a color lid with a patented "pop top" button to the side. The unique look of the base and the patented lid differentiate the line from the competition. Pop-Top-Storables(R) are sold in value packs ranging from two to one hundred piece sets. Also included in this product line are sinkware and wire organization products.

     Juvenile products. The Company markets a line of quality children's organization products, under the brand name Tidy Kids(R). These products include closet extenders, hook racks, storage cubes, clothes hangers and under-the-bed storage trolleys. These products are sold in the juvenile or housewares departments of the Company's core customers, and also through specialty juvenile retailers like Toys R Us. The Company believes it has created a market niche of children's organization products in the development and successful sales of its Tidy Kids(R) products, and that it offers the premier children's organization line in the industry.

DEPENDENCE UPON A SINGLE CUSTOMER OR FEW CUSTOMERS

     The Company is dependent upon a few customers for a large portion of its revenues. In 2000, three customers each accounted for more than 10% of consolidated gross sales. The Company's top three customers, Wal-Mart, Kmart and Target accounted for 19.9%, 13.4% and 11.9% of gross sales respectively in 2000. These same three customers accounted for 18.2%, 15.0% and 11.4% respectively in 1999. The loss of any one of these customers could have a material effect on the Company. No other customer accounted for more than 10% of consolidated gross sales in 2000 or 1999.

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

     The Company's primary marketing strategy is to design innovative products with features and benefits attractive to consumers, and focus on marketing the products to its retail selling partners. Management believes that one of its competitive advantages is prompt and reliable product delivery of value-priced, high-volume products, allowing its retail partners to maintain minimal inventories. The Company believes that the customer specific merchandising programs it offers enable retailers to achieve a higher return on its products than the products of many of its competitors. To that end, the Company provides its customers with a variety of retail support services, including customized merchandise planogramming, small shipping packs, point-of-purchase displays, Electronic-Data-Interchange (EDI) order transmission, and just-in-time (JIT) product delivery.

     The Company's marketing efforts also include advertising, promotional and differentiated packaging programs. Promotions include cooperative advertising, customer rebates targeted at the Company's value added feature products and point-of-purchase displays.

PRODUCT RESEARCH AND DEVELOPMENT

     The Company's Product Research and Development department uses computer-aided design (CAD) systems to enhance its product development efforts. Although the Company's historical accounting records do not separately present research and development expenses, the Company estimates that for 2000, 1999 and 1998, expenses associated with research and development were $0.6 million, $0.5 million and $0.7 million respectively.

FOREIGN AND EXPORT SALES INFORMATION

     The Company's 2000 sales outside the United States accounted for approximately 5.5% of its total net sales. The Company uses a sales representative to sell product in Canada. Total sales by this representative for 2000 accounted for approximately 1.9% of total net sales.

SEASONALITY

     Sales of the Company's houseware products are generally higher in the second and third quarter of the calendar year. This seasonality is primarily attributable to the spring and summer wedding season, increased home buying during the spring and summer months, and the back to school season. Laundry management products and general and kitchen storage products are gifts typically given at bridal showers that are held during the spring -- fall wedding season. The surge in home buying during the spring and summer months increases the demand for new houseware products. The back-to-school season, including college students moving out of the house for the first time, also contributes to an increase in demand for the Company's houseware products. Finally, sales of servingware products tend to be higher in the third and fourth quarters due to summer events and holiday events in November and December.

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

PATENTS, TRADEMARKS AND LICENSES

     Subsidiaries of the Company own a number of trademarks and patents relating to various products and manufacturing processes. The Company believes that in the aggregate its patents enhance its business, in part by discouraging competitors from adopting patented features of its products. The Company believes, however, that there are no individual patents, trademarks or licenses material to its business.

RAW MATERIALS AND PRODUCTION

     The Company manufactures the majority of its products at its various manufacturing facilities in the United States and Mexico. In certain instances the Company has contracted with outside custom molders to produce various plastic products.

     The primary raw material used in the Company's plastic injection molding operations is plastic resin, primarily polypropylene. The Company expects to use in excess of 150 million pounds of resin in 2001. Resin is a spot commodity with pricing parameters tied to supply and demand characteristics beyond the Company's control. The Company is able to purchase some of its resin through brokers in a secondary market. This enables the Company to buy significant quantities at a discount. Plastic resin is utilized by a number of different industries, many of which are quite different from the Company's housewares business. For example, the automobile and housing industries are very large users of plastic resin. As such, demand changes in the automobile industry or the number of new housing starts can have an impact on plastic resin pricing.

     There is no futures market for plastic resin. As a result, the Company cannot lock in its costs without purchasing significant quantities beyond its immediate manufacturing needs. Management has determined that it will purchase resin in quantities that best fit its manufacturing needs and ability to store such purchases.

     The primary raw materials used in the Company's laundry management operations are cold rolled steel and greige fabric. The Company purchases approximately 22,000 tons of cold rolled steel annually, typically at spot prices. Greige fabric, purchased from brokers, is a cotton based product with pricing tied to the world cotton markets. The Company's purchases of greige fabric approximate 7 million yards annually.

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

ENVIRONMENT

     An environmental report obtained in connection with the Company's acquisition of Tamor in 1997 indicated that certain remedial work relating to ground contamination of Tamor's Leominster, Massachusetts facility was required. The former shareholders of Tamor placed $1.1 million in escrow to pay for, among other things, any required remediation at the Leominster facility. The Company completed certain remediation projects at the Leominster facility in 1998. Although there can be no assurances, the Company believes that the costs that may be required in the future plus the amount incurred in the past will not exceed the amount in escrow.

     Except as described above, the Company believes that compliance with federal, state or local provisions relating to protection of the environment is not expected to have a material effect on the Company's capital expenditures, earnings or competitive position.

EMPLOYEES

     As of December 30, 2000 the Company employed approximately 1,345 persons in the United States and Mexico. Approximately 88 are hourly employees at its Leominster, Massachusetts facility, covered by a collective bargaining agreement which expires in March, 2001; 83 are hourly employees at its Chicago, Illinois facilities, covered by a collective bargaining agreement which expires in January, 2004; 171 are hourly employees at its Eagan, Minnesota facility covered by a collective bargaining agreement which expires in October, 2003; and 260 are hourly employees at its Reynosa, Mexico facility covered by a collective bargaining agreement which expires in December, 2001.

     The Company utilizes the services of approximately 355 temporary workers in its injection molding operations and in certain warehouses.

ITEM 2. PROPERTIES

     The Company maintains facilities with an aggregate of 2,659,900 square feet of space. The Company considers all of its facilities to be in good operating condition. Currently, all of the Company's manufacturing facilities are operating at or near full capacity except for Fitchburg, MA and Leominster, MA. These facilities are not operational due to their closure in the first quarter 2001 relating to the Company's restructuring plan (See Note 2 to The Consolidated Financial Statements). The Company uses public warehouse space for storage and distribution of certain servingware products. These warehouses are located in California and New Jersey. The amount of square footage used at the public warehouses varies from month to month.

     The following table summarizes the principal physical properties, both owned and leased, used by the Company in its operations:

                                                                        SIZE
FACILITY                                        USE                 (SQUARE FEET)   OWNED/LEASED
--------                                        ---                 -------------   ------------
Thomasville, GA.................  Manufacturing/Distribution/           42,000           Owned
                                  Storage
Thomasville, GA.................  Storage                               31,000          Leased
Chicago, IL.....................  Manufacturing/Storage                286,000          Leased
Chicago, IL.....................  Distribution/Storage                 159,500          Leased
Seymour, IN:
  East Plant....................  Manufacturing                         70,000           Owned
  West Plant....................  Manufacturing/Distribution           250,000           Owned
  Logistics Center..............  Distribution                         100,000          Leased
Fitchburg, MA...................  Distribution/Storage                 220,000          Leased
Leominster, MA..................  Manufacturing                        100,000           Owned
Eagan, MN.......................  Manufacturing/Storage                312,000          Leased
Coon Rapids, MN.................  Manufacturing/Storage                 63,500           Owned
Shakopee, MN....................  Distribution/Storage                 127,000          Leased
Louisiana, MO...................  Manufacturing/Distribution           340,000           Owned
Mooresville, NC.................  Manufacturing                         72,500          Leased
El Paso, TX.....................  Manufacturing/Distribution           401,400          Leased
McAllen, TX.....................  Storage                                5,000          Leased
Reynosa, Mexico.................  Manufacturing/Storage                 80,000           Owned

ITEM 3. LEGAL PROCEEDINGS

     The Company is not aware of any material pending or threatened legal proceedings to which it or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, and their respective ages and principal positions as of March 3, 2001, are as follows:

NAME                                         AGE                    POSITION
----                                         ---   -------------------------------------------
James R. Tennant...........................  47    Chairman of the Board of Directors and
                                                   Chief Executive Officer
James E. Winslow...........................  46    Executive Vice President, Chief Financial
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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on The NASDAQ SmallCap Market(SM) under the symbol "HPII". The Company believes that as of March 3, 2001 there were approximately 240 holders of record and in excess of 1,200 beneficial holders of the Company's common stock.

     The Company has never paid a cash dividend on its common stock and currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business.

     The following table sets forth for the periods indicated the high and low bid prices for the Common Stock as reported on The NASDAQ SmallCap Market(SM).

                                                               HIGH      LOW
                                                              ------    ------
Fifty-three weeks ended December 30, 2000:
  First Quarter.............................................  $13.50    $10.63
  Second Quarter............................................  $11.88    $ 3.75
  Third Quarter.............................................  $ 4.50    $ 1.88
  Fourth Quarter............................................  $ 2.19    $ 1.03
Fifty-two weeks ended December 25, 1999:
  First Quarter.............................................  $11.75    $ 8.63
  Second Quarter............................................  $ 9.56    $ 8.19
  Third Quarter.............................................  $11.88    $ 7.50
  Fourth Quarter............................................  $11.00    $ 8.38

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

ITEM 6. SELECTED FINANCIAL DATA

                                                             FISCAL YEAR
                                       -------------------------------------------------------
                                         2000        1999        1998        1997       1996
                                       --------    --------    --------    --------    -------
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales............................  $297,048    $294,297    $252,684    $129,324    $38,200
Cost of goods sold...................   235,144     209,641     181,506      96,257     26,093
Special charges, net.................     1,920       8,589          --          --         --
                                       --------    --------    --------    --------    -------
          Gross profit...............    59,984      76,067      71,178      33,067     12,107
Operating expenses...................    44,732      45,845      40,528      20,319     10,742
Restructuring and other charges......    10,482       5,966          --          --         --
Asset impairment charges.............    53,348          --          --          --         --
Other nonrecurring charges...........        --         445          --          --         --
                                       --------    --------    --------    --------    -------
          Operating profit (loss)....   (48,578)     23,811      30,650      12,748      1,365
Interest expense.....................    22,363      20,271      15,568       5,152        707
Other income (expense), net..........      (467)        542         269          70        148
                                       --------    --------    --------    --------    -------
Earnings (loss) before income taxes
  and extraordinary charge...........   (71,408)      4,082      15,351       7,666        806
Income tax expense...................       103       2,072       6,601         346         --
                                       --------    --------    --------    --------    -------
Net earnings (loss) before
  extraordinary charge...............  $(71,511)   $  2,010    $  8,750    $  7,320    $   806
                                       ========    ========    ========    ========    =======
Net earnings (loss) before
  extraordinary charge per common
  share -- basic.....................  $  (9.77)   $   0.27    $   1.11    $   1.35    $  0.21
                                       ========    ========    ========    ========    =======
Net earnings (loss) before
  extraordinary charge per common
  share -- diluted...................  $  (9.77)   $   0.26    $   1.07    $   1.29    $  0.21
                                       ========    ========    ========    ========    =======

                                                        AS OF FISCAL YEAR END
                                        ------------------------------------------------------
                                          2000        1999        1998       1997       1996
                                        --------    --------    --------    -------    -------
                                                            (IN THOUSANDS)
BALANCE SHEET AND CASH FLOW DATA:
Working capital.......................  $ 18,626    $ 33,012    $ 27,677    $ 8,263    $ 7,152
Property, plant and equipment,net.....    55,881      67,258      60,200     28,380      7,943
Intangible assets.....................   121,325     172,067     181,952     29,391      2,527
Total assets..........................   265,652     343,906     340,043     99,343     24,705
Long-term obligations (less current
  maturities).........................   215,051     221,334     219,536     30,700      6,184
Stockholders' equity..................   (14,497)     56,622      58,001     42,216     11,709
Cash provided by operating
  activities..........................    17,654      14,615      20,693        878      1,823

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company reports on a 52/53 week fiscal year. References to the fiscal year 2000 ("2000") is for fifty-three weeks ended December 30, 2000 and fiscal years 1999 ("1999") and 1998 ("1998") are for the fifty-two weeks ended December 25, 1999 and December 26, 1998.

FISCAL 2000 SPECIAL, RESTRUCTURING AND OTHER CHARGES

     In December 2000, the Company began implementation of a restructuring plan that was undertaken to reduce fixed costs and better position the Company for sustained profitability. The restructuring plan entails the closure of the Leominster, MA facility (the "Closure"), a reconfiguration of remaining manufacturing facilities, a reduction in headcount and a realignment of the selling process. The restructuring resulted in a pretax charge of $12.4 million, of which $1.9 million was deemed to be

Special Charges and $10.5 million as Restructuring and Other Charges (the two charges together are referred to herein as the "2000 Charges").

     As disclosed in Note 2 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K, the 2000 Charges were comprised of (i) reserve to reduce inventory in Leominster facility to net realizable value due to plant closure, (ii) write off of obsolete and duplicate molds that were used at the Leominster facility (iii) reversal of SKU reduction and inventory adjustments relating to the 1999 Special Charges, (iv) reserves for plant and facility assets that will be disposed of, (v) employee related severance costs, and (vi) lease termination costs. The Company anticipates that the result of these restructuring actions may be annual pre tax cash savings of $5.0-$6.0 million of which $2.0-$3.0 million is expected to be realized in 2001.

FISCAL 2000 ASSET IMPAIRMENT CHARGES

     During December 2000 the Company also recorded Asset Impairment Charges (the "Asset Impairment Charges") of $53.3 million (pretax) related to its general and kitchen storage product lines (the "Plastic Storage Business"). Components of the Asset Impairment Charges included $44.4 million to reduce the carrying value of goodwill, and $8.9 million to reduce the carrying value of equipment and product molds. During 2000 the Company experienced margin erosion due to continued increases in the cost of plastic resin and competitive pressures that led to price reductions on the plastic storage product lines. While plastic resin costs were rising most of the year, the most significant selling price reductions occurred in the third and fourth quarters. During the Company's annual operating and strategic planning process, a review of the current and future financial prospects of the business was completed. As part of this process, management determined the need to review the recoverability of the long-lived assets of its Plastic Storage Business, including intangible assets, pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". It was determined that the carrying value of the plastic storage long-lived assets, specifically goodwill and product molds, exceeded the estimated undiscounted future cash flows of the related product lines. Accordingly, the Company was required to reduce the carrying value of the net assets of its Plastic Storage Business to fair market value. The Company's estimate of fair market value was based on various methodologies including a discounted value of the estimated future cash flows and a fundamental analysis of the business' value. Considerable management judgement is necessary to estimate fair value. Accordingly, future results could vary from the management estimates used to evaluate the asset values.

     Excluding the 2000 Charges and Asset Impairment Charges, the 2000 gross profit margin would have been 20.8%, earnings before interest and taxes (EBIT) would have been $16.6 million, earnings before interest, taxes, depreciation and amortization (EBITDA) would have been $34.9 million, loss before taxes (EBT) would have been ($5.7) million and diluted loss per share would have been ($0.79) for 2000.

     A further discussion of the business factors behind the restructuring plans and Asset Impairment Charges is contained in the "Management Outlook and Commentary" section below.

1999 SPECIAL, RESTRUCTURING AND OTHER CHARGES

     In July 1999, the Company began implementation of a restructuring plan that was undertaken to further maximize the Company's marketing and operational productivity and to strengthen relationships with its key retail partners. The major elements of the restructuring focused on a newly created national branding strategy, elimination of low volume stock keeping units (sku's) and the consolidation of sales, marketing and administrative functions. These steps were taken to solidify the Company's commitment to become a "one brand, one Company" supplier to its customers. The 1999 restructuring plan resulted in a pretax charge of $15.0 million, of which $8.6 million was deemed to be Special Charges, $6.0 million as Restructuring and Other Charges and $0.4 million as Other Nonrecurring Charges (the three charges together are referred to herein as the "1999 Charges").

     As disclosed in Note 3 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K, the 1999 Charges were comprised of (i) inventory reserves related to discontinued products and packaging, (ii) write off of molds that were used to make these products, (iii) employee related costs such as severance and relocation, (iv) reserves for assets and computer systems made obsolete due to the consolidation of departments and (v) transaction costs related to the implementation of the national branding strategy and the consolidation of departments. Excluding the 1999 Charges, 1999 gross profit margin would have been 28.8%, earnings before interest and taxes (EBIT) would have been $39.2 million, earnings before interest, taxes, depreciation and amortization (EBITDA) would have been $55.4 million and earnings before taxes
(EBT) would have been $19.1 million. Diluted earnings per share would have been $1.45 for 1999.

1999 ACQUISITION

     The Company made one acquisition in 1999. In May 1999 the Company acquired certain assets (primarily inventory and molds) from Austin Products, Inc. (the "1999 Acquisition"). Operating results from the 1999 Acquisition have been combined with the Company's since the acquisition date. The product lines obtained included the following plastic housewares products: laundry baskets, tote caddys, crates, bins and utility buckets. The 1999 Acquisition was completed for approximately $6.0 million in cash. The 1999 sales of the acquired product line were approximately $8.5 million.

1998 ACQUISITIONS

     The Company made three acquisitions in 1998 (all three combined are referred to herein as the "1998 Acquisitions") and the actual operating results from each acquisition have been combined with the Company's since its respective acquisition date.

     Effective December 30, 1997 the Company acquired all of the outstanding common stock of Seymour Sales Corporation and its wholly owned subsidiary, Seymour Housewares Corporation (collectively, "Seymour"), a leading designer, manufacturer and marketer of consumer laundry care products. Seymour manufactured and marketed a full line of ironing boards, ironing board covers and pads and numerous laundry related accessories. Seymour was acquired for a total purchase price of $100.7 million, consisting of $16.4 million in cash, $14.3 million in common stock (1,320,000 shares) and the assumption of $70.0 million of debt.

     Effective August 14, 1998 the Company acquired certain assets (inventory and molds) which comprised Tenex Corporation's consumer product storage line (the "Tenex Asset Acquisition"). This product line consisted of plastic storage bins and containers, rolling carts and stacking drawer systems. The Tenex Asset Acquisition was completed for $16.4 million in cash.

     Effective September 8, 1998 the Company acquired assets and assumed certain liabilities from Newell Co. (consisting of the businesses of Anchor Hocking Plastics ("AHP") and Plastics, Inc. ("PI") collectively referred to herein as the "Newell Asset Acquisition"). AHP is a leading supplier of food storage containers and PI is a leading supplier of disposable plastic servingware. The Newell Asset Acquisition was completed for $78.0 million in cash.

FISCAL YEAR 2000 AS COMPARED TO FISCAL YEAR 1999

     The following discussion and analysis compares the actual historical results of 2000 and 1999:

                                                        FIFTY-THREE WEEKS     FIFTY-TWO WEEKS
                                                              ENDED                ENDED
                                                        DECEMBER 30, 2000    DECEMBER 25, 1999
                                                        -----------------    -----------------
                                                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Net sales.............................................  $297,048    100.0%   $294,297    100.0%
Cost of goods sold....................................   235,144     79.2%    209,641     71.2%
Special charges, net..................................     1,920      0.6%      8,589      2.9%
                                                        --------    -----    --------    -----
  Gross profit........................................    59,984     20.2%     76,067     25.9%
Operating expenses....................................    44,732     15.1%     45,845     15.6%
Restructuring and other charges.......................    10,482      3.5%      5,966      2.0%
Asset impairment charges..............................    53,348     18.0%         --       --
Other nonrecurring charges............................        --       --         445       .2%
                                                        --------    -----    --------    -----
  Operating profit (loss).............................   (48,578)   (16.4)%    23,811      8.1%
Interest expense......................................    22,363      7.5%     20,271      6.9%
Other income (expense)................................      (467)    (0.2)%       542      0.2%
                                                        --------    -----    --------    -----
Earnings (loss) before income taxes...................   (71,408)   (24.1)%     4,082      1.4%
Income tax expense....................................       103      0.0%      2,072      0.7%
                                                        --------    -----    --------    -----
Net earnings (loss)...................................  $(71,511)   (24.1)%  $  2,010      0.7%
                                                        ========             ========
Net earnings (loss) per common share -- basic.........  $  (9.77)            $   0.27
                                                        ========             ========
Net earnings (loss) per common share -- diluted.......  $  (9.77)            $   0.26
                                                        ========             ========

     Net Sales. Net sales for 2000 were $297.0 million resulting in a $2.7 million increase over 1999. Positively affecting net sales was the strong growth (22%) in the Company's servingware line of products. In addition, a full year of sales from the 1999 Acquisitions contributed an additional $3.1 million as compared to 1999. Net sales were negatively affected by reduced selling prices and decreased placement within the existing customer base. Also negatively impacting 2000 net sales was a $2.9 million decrease in sales to Bradlees, a regional retailer in the northeast. Sales to Bradlees were reduced in the fourth quarter in anticipation of a likely bankruptcy filing. Sales were also negatively impacted by management's elimination of numerous low volume sku's at the end of 1999.

     Laundry Management Products. Net sales in the laundry management category of $89.1 million in 2000 were essentially flat to 1999. Deterioration of selling prices that were a direct result of a very competitive pricing environment offset sales volume increases during 2000.

     General Storage Products. Net sales in the general storage category of $81.8 million in 2000 increased $0.7 million from 1999. Additional sales volume increases due to new product development were partially offset by price decreases in response to competitive pressures.

     Servingware Products. Net sales in the servingware category of $39.5 million in 2000 increased $7.1 million or 22% from 1999. The increase is a result of increased placement with food service distributors. Increased placement occurred as a result of the full year effect of a new, trade channel specific sales force. The 2000 sales were also positively impacted by several price increases.

     Closet Storage Products. Net sales in this product category of $25.1 million in 2000 experienced a $1.2 million increase, or 5.1% as compared to 1999. The increase was primarily due to increased plastic hanger sales.

     Bathware Products. Net sales in this product category of $24.8 million during 2000, decreased $0.6 million or 2.5% from 1999. A major retailer reduced the shelf space devoted to the category. This resulted in sales decreases for HPI and all other bathware vendors.

     Food Storage Products. Net sales in the food storage category of $25.1 million in 2000 decreased $4.8 million from 1999. The decrease is the result of several year end 1999 promotions that did not repeat in 2000. In addition, the category is experiencing significant competition from branded disposable product offerings that came on the market in late 1999.

     Juvenile Storage Products. Net sales in this product category of $11.6 million in 2000 decreased $0.2 million as compared to 1999. The primary factor for the decrease was the 1999 discontinuance of the child safety and safety gate product lines.

     Special Charges. In 2000, the Company recorded Special Charges of $1.9 million in connection with the closure of the Leominster facility. The primary components of the Special Charges include inventory reserves for the close out of inventory at the Leominster facility and the write off of obsolete and duplicate molds. The $1.9 million Special Charges are net of a $1.2 million reversal of a portion of the 1999 Special Charges. The reversal was due to a change in management's estimated write-offs relating to its 1999 SKU rationalization and inventory adjustments. In 1999, the Company recorded Special Charges of $8.6 million in connection with the consolidation of two wholly-owned subsidiaries (the "Consolidation") and the implementation of a national branding strategy. The primary components of the $8.6 million Special Charges included inventory reserves for discontinued products and packaging and the write off of molds that were used to make these products. In connection with the Consolidation, the Company performed an extensive product line review resulting in the decision to eliminate approximately one-third of the Company's total sku's. The sku's eliminated represented approximately 1% of consolidated sales.

     Gross Profit before Special Charges. The Company's gross profit before Special Charges of $61.9 million in 2000 represents a decrease of $22.7 million, or 26.8% from 1999. Gross profit margin decreased to 20.8% in 2000 from 28.8% in 1999. The deterioration in gross profit margin was due to several factors:

     - The Company experienced an increase in resin costs, the Company's primary raw material component. The cost increases in plastic resin were attributable to increased demand for plastic resin beyond manufacturers' ability to supply. The gross profit impact of the increased plastic resin cost was approximately $13.0 million.

     - A deterioration in selling prices impacted margins. The Company sells a majority of its volume to several large mass market retailers. The large retailers have not accepted price increases to cover the higher cost of raw materials. In fact, competitive pressures forced the Company to reduce selling prices to maintain shelf space. The result of this competitive environment was reduced selling prices despite higher raw material costs, both of which negatively affected margins. Management estimates that the selling price reductions decreased gross profit by $7.7 million.

     - The new El Paso facility, which opened during the first quarter of 2000. The addition of a new facility, together with under absorbed capacity costs during the initial 6 month start up phase, added to total costs. Since total sales did not significantly change year to year, the additional facility only added to the Company's manufacturing expense base. The El Paso facility added costs of $3.5 million as compared to the prior year.

Offsetting the above factors during 2000 was the positive impact of the 1999 restructuring, which eliminated various low volume sku's.

     Operating Expenses. Operating expenses, including selling, administrative and amortization of intangible assets decreased to $44.7 million in 2000 from $45.8 million in 1999. As a percentage of net sales, operating expenses decreased to 15.1% in 2000 from 15.6% in 1999. Selling expenses were 8.6% of net sales in 2000 and 8.5% of net sales in 1999. Increased selling expenses of $0.5 million in 2000 were primarily related to higher warehousing costs for servingware products. General and administrative expenses were 4.7% of net sales in 2000 compared to 5.3% in 1999. General and administrative cost savings of $1.5 million were primarily due to the 1999 fourth quarter consolidation of administrative functions. Reductions in management bonus expense in 2000 offset the impact of the fact that 53 weeks were included in the Company's 2000 fiscal year as opposed to 52 weeks in fiscal year 1999. Amortization of intangible assets in 2000 was flat to 1999 at 1.8% of net sales.

     Restructuring and Other Charges. The Company recorded Restructuring and Other Charges of $10.5 in 2000. Such charges related to (i) the write-off of obsolete and duplicate molds that were used at the Leominster facility; (ii) reserves for plant and facility assets that will be disposed of; (iii) employee related severance, and (iv) lease termination costs. In 1999, the Company recorded Restructuring and Other Charges of $6.0 million in connection with the Consolidation and the implementation of a national branding strategy. The primary components of these charges were for employee related costs such as severance, reserves established for assets made obsolete due to the Consolidation, transaction costs to implement the Consolidation and asset write-offs related to the discontinued product lines.

     Asset Impairment Charges. In December 2000 the Company also recorded Asset Impairment Charges of $53.3 million related to its Plastic Storage Business. Components of the Asset Impairment Charges included $44.4 million to reduce the carrying value of goodwill and $8.9 million to reduce the carrying value of equipment and product molds. During 2000, the Company experienced margin erosion due to continued increases in the cost of plastic resin and competitive pressures that led to price reductions on its plastic storage product lines. While plastic resin costs were rising most of the year, the most significant selling price reductions occurred in the third and fourth quarters. During the Company's annual operating and strategic planning process, a review of the current situation and expected financial prospects of the business was completed. As part of this process management determined the need to review the recoverability of the long-lived assets of its Plastic Storage Business, including intangible assets, pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". It was determined that the carrying value of the plastic storage long-lived assets, specifically goodwill and product molds, exceeded the estimated undiscounted future cash flows of the related product lines. Accordingly, the Company was required to reduce the carrying value of the net assets of its Plastic Storage Business to fair market value. The Company's estimate of fair market value was based on various methodologies including a discounted value of the estimated future cash flows and a fundamental analysis of the business' value.

     Other Nonrecurring Charges. In 1999, the Company recorded $0.4 million related to the cost of a new national branding strategy and employee related costs such as relocation. No such costs were incurred in 2000.

     Interest Expense. Interest expense increased to $22.4 million in 2000 as compared to $20.3 million in 1999. The increase is a function of higher average debt balances, the addition of a 53rd week to the fiscal year and higher borrowing rates. Borrowing rates under the Company's senior loan agreement were raised in connection with the September 2000 amendment to the Company's Revolving Credit Agreement (see "Capital Resources and Liquidity" below).

     Other Income (Expense). In 2000, the Company incurred $0.5 million of fees and expenses associated with the exploration of strategic alternatives to enhance shareholder value. In 1999, other income was generated from the gain on sale of the Company's former home improvements products division, Shutters, Inc.

     Income Taxes. Essentially, no tax provision or benefit was recorded in 2000. The Company had significant pre tax losses in 2000 however these losses must be carried forward to use against future taxable income. The Company has no carryback opportunities and there is no assurance that future income will be sufficient to utilize the tax carryforwards. In 1999, a tax expense of $2.1 million was recorded.

     Earnings (loss) per share -- diluted. Diluted loss per share for 2000 was ($9.77) as compared to 1999 earnings of $0.26 per share. The weighted shares outstanding decreased to 7,322,586 in 2000 from 7,610,200 in 1999. The decrease in the weighted shares outstanding was due to the Company's stock price falling below the lowest stock option exercise price resulting in the elimination of stock options and warrants from the calculation.

FISCAL YEAR 1999 AS COMPARED TO FISCAL YEAR 1998

     The following discussion and analysis compares the actual historical results of 1999 and 1998:

                                                         FIFTY-TWO WEEKS      FIFTY-TWO WEEKS
                                                              ENDED                ENDED
                                                        DECEMBER 25, 1999    DECEMBER 26, 1998
                                                        -----------------    -----------------
                                                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Net sales.............................................  $294,297    100.0%   $252,684    100.0%
Cost of goods sold....................................   209,641     71.2%    181,506     71.8%
Special charges.......................................     8,589      2.9%         --       --
                                                        --------    -----    --------    -----
  Gross profit........................................    76,067     25.9%     71,178     28.2%
Operating expenses....................................    45,845     15.6%     40,528     16.1%
Restructuring and other charges.......................     5,966      2.0%         --       --
Other nonrecurring charges............................       445       .2%         --       --
                                                        --------    -----    --------    -----
  Operating profit....................................    23,811      8.1%     30,650     12.1%
Interest expense......................................    20,271      6.9%     15,568      6.1%
Other income..........................................       542      0.2%        269      0.1%
                                                        --------    -----    --------    -----
Earnings before income taxes and extraordinary
  charge..............................................     4,082      1.4%     15,351      6.1%
Income tax expense....................................     2,072      0.7%      6,601      2.6%
                                                        --------    -----    --------    -----
Net earnings before extraordinary charge..............     2,010      0.7%      8,750      3.5%
Extraordinary charge, net of tax......................        --       --%      5,107      2.0%
                                                        --------    -----    --------    -----
Net earnings..........................................  $  2,010      0.7%   $  3,643      1.5%
                                                        ========             ========
Net earnings per common share -- basic................  $   0.27             $   0.46
                                                        ========             ========
Net earnings per common share -- diluted..............  $   0.26             $   0.45
                                                        ========             ========

     Net Sales. Net sales of $294.3 million were up $41.6 million or 16.5% from the prior year. The 1999 Acquisition contributed $8.5 million to the increase and a full year of sales from the 1998 Acquisitions contributed an additional $43.0 million as compared to 1998. Sales from new products and or product line extensions contributed $18.5 million to the increase over 1998. Negatively impacting 1999 net sales was the divestiture of Shutters in early 1999 and the loss of sales to Caldor, a regional retailer in the northeast, due to their bankruptcy liquidation. The combination of these two events generated a decrease in net sales of $18.4 million. Also negatively impacting sales was management's elimination in 1998 and prior years of numerous low margin stock keeping units (sku's). The sku's eliminated had the effect of reducing 1999 sales by approximately $10.0 million.

     Laundry Management Products. Net sales in the laundry management category of $89.7 million in 1999 decreased $3.6 million or 3.6% from 1998. The primary contributor to the decrease was the elimination of approximately $2.0 million in low margin sku's and the loss of sales to Caldor which had contributed approximately $3.0 million to 1998 sales. Off setting these items was an increase in sales volume as the product line grew at the retail level.

     General Storage Products. Net sales in the general storage category of $81.1 million in 1999 increased $24.6 million or 43.5% from 1998. The primary contributor to the increase was a full year of sales from the Tenex Asset Acquisition, the 1999 Asset Acquisition and new product development.

     Servingware Products. Net sales in the servingware category of $32.4 million in 1999 increased $20.8 million or 180.0% from 1998. The increase is the result of a full year of sales, as this product category was added through the September 1998 acquisition of PI.

     Closet Storage Products. Net sales in this product category of $23.9 million experienced a $3.6 million decline, or 13.1% as compared to 1998. The decline was primarily the result of management's continued elimination of low margin sku's and management's selective exit of certain unprofitable customer relationships.

     Bathware Products. Net sales in this product category of $25.5 million, increased $0.9 million or 3.7% from 1998. The primary contributor to the increase was additional shelf space secured for the Company's Spaceworks products. Negatively impacting 1999 sales were the elimination of certain under performing sku's.

     Food Storage Products. Net sales in the food storage category of $29.8 million in 1999 increased $12.6 million or 73.2% from 1998. The increase is the result of a full year of sales, as this product category was added through the September 1998 acquisition of AHP.

     Juvenile Storage Products. Net sales in this product category of $11.9 million decreased $2.3 million, or 16.2% as compared to 1998. The primary factor for the decrease was the discontinuance of the child safety and safety gate product lines. These product lines were sold in mid 1999.

     Shutters Products. The Company disposed of this product line on December 31, 1998. Sales in 1998 were $8.0 million.

     Special Charges. In 1999, the Company recorded Special Charges of $8.6 million in connection with the Consolidation and the implementation of a national branding strategy. The primary components of the Special Charges included inventory reserves for discontinued products and packaging and the write off of molds that were used to make these products. In connection with the Consolidation, the Company performed an extensive product line review resulting in the decision to eliminate approximately one-third of the Company's total sku's. The sku's eliminated represented approximately 1% of consolidated sales.

     Gross Profit before Special Charges. The Company's gross profit before Special Charges of $84.6 million in 1999, represented an increase of $13.5 million, or 18.9% from the prior year. Gross profit margin experienced an increase to 28.8% in 1999 from 28.2% in 1998. The improvement in gross margin was generated from several sources. First, the Company experienced favorable purchase price variances on steel and fabric, the primary raw materials in the laundry management product lines. Secondly improved factory utilization (added capacity in Chicago and Georgia) generated favorable absorption for the year. Third, a full year of margin on PI products, which typically have higher margins than other products. Finally, margin improvement was generated through the elimination of under performing and low margin product lines, including the divestiture of Shutters in early 1999. Negatively impacting margins in 1999 was pricing fluctuations in plastic resin. In the first half of 1999 resin prices were falling as compared to 1998. As a result of competitive pressures the Company was forced to reduce its selling prices. However, as the price of resin began to climb in the second half of 1999, the Company was unable to increase its selling prices. The inability to increase selling prices on plastic resin based products in the second half of 1999 negatively impacted margins.

     Operating expenses. Operating expenses, including selling, administrative and amortization of intangible assets decreased from 16.1% to 15.6% as a percentage of net sales from 1998 to 1999. Selling expenses increased from 7.6% of net sales in 1998 to 8.5% in 1999. The major contributor to the selling expense increase was the 1998 Acquisitions that were included for a full 52 weeks in 1999. This resulted in an increase in variable expenses such as warehousing costs. Slightly offsetting these increases was the positive impact from the Consolidation. Administrative expenses decreased from 6.3% of net sales in 1998 to 5.3% in 1999 and actual spending decreased from $15.8 million in 1998 to $15.4 million in 1999. The decline is primarily the result of the Consolidation that generated workforce reductions across all departments. Amortization of intangible assets decreased from 2.1% in 1998 to 1.8% in 1999.

     Restructuring and Other Charges. The Company recorded Restructuring and Other Charges of $6.4 million in 1999 in connection with the Consolidation and the implementation of a national branding strategy. The primary components of these charges were for employee related costs such as severance and relocation, reserves established for assets made obsolete due to the Consolidation and transaction costs to implement the Consolidation and the national branding strategy.

     Other Nonrecurring Charges. In 1999, the Company recorded $0.4 million related to the cost of a new national branding strategy and employee related costs such as relocation. No such costs were incurred in 1998.

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

     Income Taxes. The effective tax rate for 1999 was 42.3% (before the 1999 Charges) as compared to 43% for 1998 (before impact of the extraordinary item). The largest component of the variance from statutory rates in each year was non-deductible goodwill associated with certain prior year acquisitions.

     Earnings per share -- diluted. Diluted earnings per share for 1999 was $0.26 as compared to 1998 of $0.45. The weighted shares outstanding decreased from 8,176,000 in 1998 to 7,610,000 in 1999. The decrease in weighted shares outstanding was the result of 445,932 shares repurchased by the Company in 1999.

CAPITAL RESOURCES AND LIQUIDITY

     Cash and cash equivalents at December 30, 2000 were $3.2 million, down from $4.9 million a year ago. The Company's total debt decreased from $226.9 million a year ago to $221.6 million at December 30, 2000. The decrease in debt is primarily attributable to decreased working capital.

     The Company's working capital, excluding cash and short term debt, decreased from $33.7 million in 1999 to $22.0 million at year end 2000. The decrease was largely due to reduced accounts receivable from customers. The consolidation of the credit function late in 1999 together with improved resolution of customer deductions had a positive impact on the Company's collection efforts.

     Capital spending of $14.5 million in 2000 included $4.2 million related to the new El Paso facility, $3.2 million for replacement of machinery and equipment, $3.5 million to support new product development, $2.3 million for a variety of production facility projects and $1.3 million related to new computer systems (including the cost of installation). The Company's capital spending needs in 2001 are expected to be $10-12 million. Capital projects expected for 2001 include molds to support new product development, replacement machinery and an inventory scanning system to facilitate warehousing and customer service. As in the past, management will pursue alternative means of financing including leasing. During 2000, off balance sheet financing totaling $9.8 million was obtained through operating leases of machinery and equipment to outfit the El Paso facility.

     The Company's revolving credit agreement was amended in September 2000 as follows:

     - The facility was reduced from $100 million to $85 million.

     - Annual capital spending limits were reduced from $20 million to $15 million.

     - All financial covenants were amended to accommodate reduced financial projections through March 2002.

     - A new financial covenant was added that requires the Company to maintain minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") of $33 million for any consecutive 12 month period. At December 30, 2000, the consecutive 12 month EBITDA was $35.3 million. Certain unusual items together with the 1999 Charges and 2000 Charges are excluded from the EBITDA and other financial covenants.

     - Interest rates were increased by approximately 100 basis points.

     The Company was in compliance with the amended revolving credit agreement at December 30, 2000 and at March 3, 2001.

     Management believes existing financing facilities together with its cash flow from operations will provide sufficient capital to fund operations, make required debt repayments and meet anticipated capital spending needs for 2001. At March 3, 2001 the company had $31.1 million of availability under its Revolving Credit Agreement.

MANAGEMENT OUTLOOK AND COMMENTARY

     During 2000, there were three factors that accounted for the significant decline in earnings as compared to 1999:

     - Plastic resin costs increased $.08 per pound as compared to 1999. This cost the Company about $13.0 million, only a small portion of which was recovered by selling price increases. Plastic resin costs increased in response to higher demand than the resin producers could provide. Resin prices peaked in July and retreated slightly in the fourth quarter.

     - The selling prices of many of our plastic houseware products declined during the year. This occurred in response to competitive pressures primarily from new entrants to the market. These new competitors competed solely on price and drove prices down for plastic housewares vendors. This occurred despite the upward movement of plastic resin throughout most of the year. Management estimates that earnings were negatively impacted by $7.7 million as a result of the selling price reductions.

     - In March 2000, the Company opened its new 401,400 square foot facility in El Paso, Texas. This facility was designed to manufacture both ironing board and storage products as well as provide a launching point for expanded western distribution. Management believed the new facility would enable the Company to attract additional customers and increase distribution within existing customers. While we experienced some success, it fell far short of expectations. The net result was the additional costs of a new facility without any significant increased sales volume to absorb the cost. Total additional costs were about $3.5 million.

     The factors above led management to assess all aspects of the Company's business, including asset carrying values, existing facilities and our selling prices. Detailed below are the actions management has already taken as well as additional comments on various factors that may impact future earnings and cash flow:

     - As result of the significant change in the economics of our Plastic Storage Business (ie., increased costs and decreased selling prices), management determined the need to review the storage business asset base for possible asset impairments. The review consisted of a projection of the future cash flows of this business and a comparison of such cash flows to the carrying values of related assets, specifically product molds and goodwill. The result of the review was a determination that the carrying value of certain product molds and goodwill exceeded our cash flow projections. Accordingly, we recorded asset writedowns totaling $53.3 million. Of this, $44.4 million related to goodwill that was generated during acquisitions made in prior years and $8.9 million related to product molds. The writedown of the goodwill and product molds is a reflection of the overall economic environment in 2000, particularly in the fourth quarter, but should not be interpreted as management's conclusion that additional significant deterioration of the Company's business is imminent. The Company continues to have $114.7 million of goodwill on the balance sheet that relates to businesses that are expected to continue to provide positive earnings and cash flows. While the recognition of the asset impairment significantly reduced 2000 earnings, there was no cash outflow related to the write-offs. Further, while these write-offs have effectively accelerated charges that would have occurred in 2001 and later, future cash flows are unaffected.

     - Management has concluded that the Company should eliminate one plastic storage manufacturing facility. The facility chosen was in Leominster, MA. Leominster was chosen because it served a number of financially challenged customers operating in the northeast. Not only were these customers a questionable credit risk, but selling to these customers did not provide acceptable profit margins. Accordingly, the Company intends to exit Leominster by April 1, 2001. This will likely mean we will walk away from up to $20.0 million of sales (including $10.0 million from customers who recently declared bankruptcy). However, management believes the net effect of closing an inefficient factory and reducing sales to low margin customers will actually have a positive effect on the Company's operating results (savings of over $1 million per year).

     - As part of the Company's restructuring plan, several manufacturing facilities will be realigned to improve production efficiency and lower costs. We will be centralizing the manufacturing process of several products to enable us to better utilize key management and manufacturing strengths as well as to better balance production that will be shifting from the Leominster facility. We expect annual cost savings of about $1.0-$1.5 million and that the facility changes will be completed by June 1, 2001.

     - In December 2000, we announced a realignment of our selling process. In the past, nearly all sales were made with the assistance of manufacturing rep groups. The rep groups receive commissions of 1%-5% of sales. As part of the realignment, several rep groups were terminated and others had their commission rates reduced. We have concluded that in several instances our own in-house selling effort does not need to be supplemented by a rep group. With some incremental spending, management believes that the Company will be able to replicate the rep groups services at an overall savings to the Company. We project savings in 2001 of about $1.2 million.

     - As part of the realignment of our selling process, management has moved to a focused programmed selling approach. Our salespeople and the remaining rep groups are now being held accountable for achieving margin dollars, not just sales. In this way, the Company is encouraging additional product placement of our high margin products as a way to offset some of the pricing demands that must occasionally be met.

     - The new El Paso facility provides injection molded products at a lower cost than most of the Company's other facilities. The Company intends to increase the amount of product sourced from the El Paso facility and thus achieve an overall cost reduction. El Paso has new, highly efficient injection molding machines that contribute to the lower production costs. In addition, El Paso has a favorable labor market that can provide needed workers at a reasonable rate.

     - The Company's primary raw materials are plastic resin, steel, fabric and corrugated packaging. Fluctuations in the cost of these materials can have a significant impact on reported results. Other than plastic resin (see discussion below), management does not expect to see a significant change in the cost of these materials in 2001 as compared to 2000. However the cost of these items is affected by many variables outside the control of the Company and changes to the current perceived trends are possible.

     - Plastic resin represents about 20-25% of the Company's cost of goods sold. During 2000, the cost of plastic resin increased significantly. Resin prices currently in the first quarter 2001 are at prices that approximate the average cost over the last 20 years however, there can be no assurance that current costing levels will be maintained. The future cost of plastic resin is difficult to predict. Plastic resin costs are impacted by several factors outside the control of the Company including supply and demand characteristics, oil and natural gas prices and the overall health of the economy. Any of these factors could have a positive or negative impact on plastic resin costs.

     - Resin costs in the first quarter of 2001 are expected to be above first quarter 2000 levels. In addition, selling prices are below year ago levels. Consequently, margins in the first quarter of 2001 will be below those in the first quarter of 2000. During the rest of the year, management is hopeful that margins and profitability will improve as the benefits of its cost cutting initiatives begin to materialize.

     - The Company is highly leveraged with total debt representing almost three times its net tangible assets. Accordingly, earnings and cash flow could be materially impacted by changes in interest rates or other business factors. During 2000, the Company operated well within its amended financial and operating covenants and expects to operate within the covenants in 2001.

     - Management believes that its cost reduction efforts together with the focus on improved selling margins will provide adequate cash flow to meet its operating obligations, debt service and capital spending needs in 2001 and beyond. If these efforts or other business factors cause an adverse change in this assessment, then we will consider selective asset sales as a means by which to meaningfully pay down debt.

     - As a consequence of the operating loss in 2000 and the costs related to the restructuring efforts, the Company has generated significant tax loss carryforwards. As a result, management does not to expect to pay any income tax for several years. This will benefit future cash flows.

     - Over the past four years, the Company's growth has come via acquisition. Management continues to believe that acquisitions provide the best opportunity to meaningfully grow the Company's sales and profits. However, until we are able to significantly reduce our debt levels, management does not intend to pursue additional acquisitions.

FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K, including the items entitled "General Development of Business," "Properties," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: (i) the impact of the level of the Company's indebtedness; (ii) restrictive covenants contained in the Company's various debt documents; (iii) general economic conditions and conditions in the retail environment; (iv) the Company's dependence on a few large customers; (v) price fluctuations in the raw materials used by the Company, particularly plastic resin; (vi) competitive conditions in the Company's markets; (vii) the seasonal nature of the Company's business; (viii) the Company's ability to execute its consolidation strategy; (ix) fluctuations in the stock market; (x) the extent to which the Company is able to retain and attract key personnel; (xi) relationships with retailers; and (xii) the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis. The Company undertakes no obligation to revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission which attempt to advise interested parties of the factors which affect the Company's business.

     THE COMPANY WILL FURNISH TO ANY OF ITS SHAREHOLDERS ANY EXHIBIT TO THIS FORM 10-K UPON WRITTEN REQUEST TO MARK J. SUCHINSKI, HOME PRODUCTS INTERNATIONAL, INC., 4501 WEST 47TH STREET, CHICAGO, ILLINOIS 60632 AND PAYMENT BY THE REQUESTING SHAREHOLDER OF A NOMINAL FEE IN THE AMOUNT OF THE COMPANY'S REASONABLE EXPENSES INCURRED IN FURNISHING SUCH EXHIBIT.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risks from changes in interest rates and commodity based raw materials (resin, steel and fabric).

     Interest Rate Risk. The Company's Revolver and Term Loan are LIBOR-based and are subject to interest rate movements. A 10% increase or decrease in the average cost of the Company's variable rate debt would result in a change in pretax interest expense of approximately $0.9 million, based upon borrowings outstanding at December 30, 2000.

     Commodity Risk. The Company is subject to fluctuations in commodity type raw materials such as plastic resin, steel and griege fabric. See Item 1 -- Raw Materials, which is incorporated by reference to this section, for further details.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following pages contain the Financial Statements and Supplementary Data as specified by Item 8 of Part II of Form 10-K.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders of,
Home Products International, Inc.

     We have audited the accompanying consolidated balance sheets of Home Products International, Inc. (a Delaware corporation) and subsidiaries as of December 30, 2000 and December 25, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the one fifty-three week period ended December 30, 2000 and two fifty-two week periods ended December 25, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Home Products International, Inc. and subsidiaries as of December 30, 2000 and December 25, 1999, and the results of its operations and its cash flows for the one fifty-three week period ended December 30, 2000 and two fifty-two week periods ended December 25, 1999 in conformity with accounting principles generally accepted in the United States.

                                                  ARTHUR ANDERSEN LLP

Chicago, Illinois
February 9, 2001

                       HOME PRODUCTS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              AS OF FISCAL YEAR END
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                  SHARE AMOUNTS)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $  3,152     $  4,861
  Accounts receivable, net of allowance for doubtful
     accounts of $10,927 at December 30, 2000 and $10,158 at
     December 25, 1999......................................    46,095       59,571
  Inventories, net..........................................    27,388       24,064
  Prepaid expenses and other current assets.................     4,051        7,558
                                                              --------     --------
          Total current assets..............................    80,686       96,054
                                                              --------     --------
Property, plant and equipment -- at cost....................    94,161       98,678
Less accumulated depreciation and amortization..............   (38,280)     (31,420)
                                                              --------     --------
Property, plant and equipment, net..........................    55,881       67,258
                                                              --------     --------
Deferred income taxes.......................................     7,686        8,417
Intangible, net and other assets............................   121,399      172,177
                                                              --------     --------
          Total assets......................................  $265,652     $343,906
                                                              ========     ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $ 20,521     $ 23,820
  Accrued liabilities.......................................    34,981       33,651
  Current maturities of long-term obligations...............     6,558        5,571
                                                              --------     --------
          Total current liabilities.........................    62,060       63,042
                                                              --------     --------
Other long term liabilities.................................     3,038        2,908
Long-term obligations -- net of current maturities..........   215,051      221,334
Stockholders' equity:
  Preferred stock -- authorized, 500,000 shares, $.01 par
     value; none issued.....................................        --           --
  Common stock -- authorized 15,000,000 shares, $.01 par
     value; 8,561,642 shares issued at December 30, 2000 and
     8,068,863 shares issued at December 25, 1999...........        86           81
  Additional paid-in capital................................    49,811       48,800
  Retained earnings.........................................   (57,242)      14,269
  Common stock held in treasury -- at cost (822,394 shares
     at December 30, 2000 and December 25, 1999)............    (6,528)      (6,528)
  Deferred compensation.....................................      (624)          --
                                                              --------     --------
          Total stockholders' equity (deficit)..............   (14,497)      56,622
                                                              --------     --------
          Total liabilities and stockholders' equity
            (deficit).......................................  $265,652     $343,906
                                                              ========     ========

    The accompanying notes are an integral part of the financial statements.

                       HOME PRODUCTS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            FISCAL YEAR
                                                             -----------------------------------------
                                                                2000           1999           1998
                                                             -----------    -----------    -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales..................................................   $297,048       $294,297       $252,684
Cost of goods sold.........................................    235,144        209,641        181,506
Special charges, net.......................................      1,920          8,589             --
                                                              --------       --------       --------
  Gross profit.............................................     59,984         76,067         71,178
Operating expenses
  Selling..................................................     25,489         24,992         19,224
  Administrative...........................................     13,893         15,428         15,796
  Amortization of intangible assets........................      5,350          5,425          5,508
  Restructuring and other charges..........................     10,482          5,966             --
  Asset impairment charges.................................     53,348             --             --
  Other nonrecurring charges...............................         --            445             --
                                                              --------       --------       --------
                                                               108,562         52,256         40,528
                                                              --------       --------       --------
  Operating profit (loss)..................................    (48,578)        23,811         30,650
                                                              --------       --------       --------
Other income (expense)
  Interest income..........................................        107            170            236
  Interest (expense).......................................    (22,363)       (20,271)       (15,568)
  Other income (expense)...................................       (574)           372             33
                                                              --------       --------       --------
                                                               (22,830)       (19,729)       (15,299)
                                                              --------       --------       --------
Earnings (loss) before income taxes and extraordinary
  charge...................................................    (71,408)         4,082         15,351
Income tax (expense).......................................       (103)        (2,072)        (6,601)
                                                              --------       --------       --------
Earnings (loss) before extraordinary charge................   $(71,511)      $  2,010       $  8,750
Extraordinary charge for early retirement of debt, net of
  tax benefits of $3,633...................................         --             --         (5,107)
                                                              --------       --------       --------
Net earnings (loss)........................................   $(71,511)      $  2,010       $  3,643
                                                              ========       ========       ========
Earnings (loss) before extraordinary charge, per common
  share -- basic...........................................   $  (9.77)      $   0.27       $   1.11
Extraordinary charge for early retirement of debt, net of
  tax......................................................         --             --          (0.65)
                                                              --------       --------       --------
Net earnings (loss) per common share -- basic..............   $  (9.77)      $   0.27       $   0.46
                                                              ========       ========       ========
Earnings (loss) before extraordinary charge, per common
  share -- diluted.........................................   $  (9.77)      $   0.26       $   1.07
Extraordinary charge for early retirement of debt, net of
  tax......................................................         --             --          (0.62)
                                                              --------       --------       --------
Net earnings (loss) per common share -- diluted............   $  (9.77)      $   0.26       $   0.45
                                                              ========       ========       ========

    The accompanying notes are an integral part of the financial statements.

                       HOME PRODUCTS INTERNATIONAL, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

                                                                                                COMMON
                                                                                  CURRENCY      STOCK
                                                         ADDITIONAL              TRANSLATION   HELD IN
                                    PREFERRED   COMMON    PAID-IN     RETAINED    AND OTHER    TREASURY     DEFERRED
                                      STOCK     STOCK     CAPITAL     EARNINGS   ADJUSTMENTS   AT COST    COMPENSATION    TOTAL
                                    ---------   ------   ----------   --------   -----------   --------   ------------   --------
                                                                (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at December 27, 1997......      --        67       33,956       8,616        (159)        (264)         --         42,216
 Net earnings.....................      --        --           --       3,643          --           --          --          3,643
 Issuance of 20,695 shares in
   connection with employee stock
   purchase plan..................      --        --          196          --          --           --          --            196
 Issuance of 1,320,000 shares of
   common stock in connection with
   acquisition of Seymour
   Housewares Corporation.........      --        13       14,254          --          --           --          --         14,267
 Stock options exercised..........      --        --           49          --          --           --          --             49
 Treasury stock purchased at
   cost...........................      --        --           --          --          --       (2,378)         --         (2,378)
 Translation adjustments..........      --        --           --          --           8           --          --              8
                                      ----       ---      -------     --------      -----      -------       -----       --------
Balance at December 26, 1998......    $ --       $80      $48,455     $12,259       $(151)     $(2,642)      $  --       $ 58,001
                                      ----       ---      -------     --------      -----      -------       -----       --------
 Net earnings.....................      --        --           --       2,010          --           --          --          2,010
 Issuance of 41,238 shares in
   connection with exercise of
   stock options and various stock
   plans..........................      --         1          345          --          --           --          --            346
 Treasury stock purchased at
   cost...........................      --        --           --          --          --       (3,886)         --         (3,886)
 Translation adjustment...........      --        --           --          --         151           --          --            151
                                      ----       ---      -------     --------      -----      -------       -----       --------
Balance at December 25, 1999......    $ --       $81      $48,800     $14,269       $  --      $(6,528)      $  --       $ 56,622
                                      ----       ---      -------     --------      -----      -------       -----       --------
 Net (loss).......................      --        --           --     (71,511)         --           --          --        (71,511)
 Issuance of 65,279 shares in
   connection with employee stock
   transactions and various other
   stock plans....................      --         1          335          --          --           --          --            336
 Deferred compensation expense
   associated with equity
   awards.........................      --         4          676          --          --           --        (676)             4
 Amortization of deferred
   compensation...................      --        --           --          --          --           --          52             52
                                      ----       ---      -------     --------      -----      -------       -----       --------
Balance at December 30, 2000......    $ --       $86      $49,811     $(57,242)     $  --      $(6,528)      $(624)      $(14,497)
                                      ====       ===      =======     ========      =====      =======       =====       ========

    The accompanying notes are an integral part of the financial statements.

                       HOME PRODUCTS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        FISCAL YEAR
                                                              --------------------------------
                                                                2000       1999        1998
                                                              --------   ---------   ---------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:
Net earnings (loss).........................................  $(71,511)  $   2,010   $   3,643
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Charge for Restructuring and Other and Asset Impairment...    57,325       3,940          --
  Depreciation and amortization.............................    18,265      16,241      14,731
  Extraordinary charge on early retirement of debt..........        --          --       8,739
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable..............    13,476     (10,302)    (11,933)
    (Increase) decrease in inventories......................    (3,324)      1,119       6,644
    (Increase) decrease in prepaids and other current
      assets................................................     3,507        (713)     (6,452)
    Decrease in net deferred tax asset......................       731       2,074       2,096
    Increase (decrease) in accounts payable.................    (3,299)      3,716       4,163
    Increase (decrease) in accrued liabilities..............     1,330      (1,836)     (1,315)
  Other operating activities, net...........................     1,154      (1,634)        377
                                                              --------   ---------   ---------
Net cash provided by operating activities...................    17,654      14,615      20,693
                                                              --------   ---------   ---------
INVESTING ACTIVITIES:
Proceeds on sale of business, net...........................        --       4,092          --
Proceeds on sale of building................................        --         977          --
1999 Acquisition............................................        --      (5,962)         --
Seymour Acquisition, net of cash acquired...................        --          --     (84,882)
Tenex Asset Acquisition.....................................        --          --     (16,725)
Newell Asset Acquisition, net of cash acquired..............        --         571     (78,321)
Capital expenditures, net...................................   (14,459)    (14,698)    (11,933)
                                                              --------   ---------   ---------
Net cash used by investing activities.......................   (14,459)    (15,020)   (191,861)
                                                              --------   ---------   ---------
FINANCING ACTIVITIES:
Borrowings under revolving line of credit...................     1,750       4,250      44,000
Additions to capital lease obligation.......................        --       3,137          --
Borrowings, net -- Senior Subordinated Notes................        --          --     120,809
Borrowings, net -- $50,000 Term Loan........................        --          --      49,460
Borrowings, net -- 12/30/97 Facility........................        --          --     117,538
Payments -- $50,000 Term Loan...............................    (6,500)     (3,000)         --
Payments on Industrial Revenue Bonds........................      (400)       (400)     (2,400)
Payment of capital lease obligation.........................      (146)       (167)       (335)
Payments on borrowings......................................        --          --    (148,076)
Prepayment penalty on early retirement of debt..............        --          --      (3,282)
Purchase of treasury stock..................................        --      (3,886)     (2,378)
Exercise of common stock options and issuance of common
  stock under various stock plans...........................       392         346         235
                                                              --------   ---------   ---------
Net cash provided by financing activities...................    (4,904)        280     175,571
                                                              --------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........    (1,709)       (125)      4,403
Cash and cash equivalents at beginning of year..............     4,861       4,986         583
                                                              --------   ---------   ---------
Cash and cash equivalents at end of year....................  $  3,152   $   4,861   $   4,986
                                                              ========   =========   =========
Supplemental disclosures:
Cash paid during the year for:
Interest....................................................  $ 20,904   $  19,864   $  11,436
                                                              --------   ---------   ---------
Income taxes, net...........................................  $      7   $   3,485   $   3,458
                                                              --------   ---------   ---------

    The accompanying notes are an integral part of the financial statements.

                       HOME PRODUCTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          DECEMBER 30, 2000, DECEMBER 25, 1999, AND DECEMBER 26, 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

     The Company capitalizes certain costs related to the purchase and development of software used in the business. Such assets are amortized over their estimated useful lives, ranging from 2 to 5 years.

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

     During the fourth quarter of 2000 the Company recorded an Asset Impairment Charge related to the Company's general and kitchen storage product lines (See
Note 2 for further details).

                       HOME PRODUCTS INTERNATIONAL, INC.

REVENUE RECOGNITION.

     In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company recognizes sales to unaffiliated customers consistent with customer terms. Customers generally do not have the right to return products. Net sales include adjustments for cash discounts and other customer offers, which involve the use of estimates.

     The Company adopted the provisions of SAB No. 101 in the fourth quarter 2000. The adoption of this standard did not have a material impact on the financial statements.

INTANGIBLE ASSETS.

     Goodwill, which represents the excess of the purchase price over the fair value of acquired companies, is amortized on a straight-line basis over a period not to exceed forty years. Covenants not to compete are amortized on a straight-line basis over the terms of the respective agreements. Patents, royalty rights, trademarks acquired and licensing agreements are amortized over their estimated useful lives ranging from five to ten years.

     The carrying value of goodwill is reviewed whenever events or changes in circumstance indicate that the carrying value may not be recoverable through projected undiscounted future cash flow. During the fourth quarter of 2000 the Company recorded an Asset Impairment Charge related to the Company's Plastic Storage Business (See Note 2).

INCOME TAXES.

     Deferred tax assets and liabilities are determined at the end of each fiscal period, based on differences between the financial statement bases of assets and liabilities and the tax bases of those same assets and liabilities, using the currently enacted statutory tax rates.

NET EARNINGS PER COMMON SHARE.

     The following reconciles earnings per share from continuing operations for 2000, 1999 and 1998:

                                                               2000      1999     1998
                                                             --------   ------   ------
Net income (loss)..........................................  $(71,511)  $2,010   $8,750
                                                             ========   ======   ======
Weighted average common shares outstanding -- basic........     7,323    7,389    7,898
Stock options and warrants.................................        --      221      278
                                                             --------   ------   ------
Weighted average common shares outstanding -- diluted......     7,323    7,610    8,176
                                                             ========   ======   ======
Earnings per common share -- basic.........................  $  (9.77)  $ 0.27   $ 1.11
                                                             ========   ======   ======
Earnings per common share -- diluted.......................  $  (9.77)  $ 0.26   $ 1.07
                                                             ========   ======   ======

Stock options and warrants are not considered dilutive for 2000 because of the share price at the end of the year.

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

                       HOME PRODUCTS INTERNATIONAL, INC.

     The Company provides retirement plans for its employees covered under collective bargaining agreements. The amount of the Company contribution is determined by the respective collective bargaining agreement.

     The contributions to all the profit sharing, savings, and retirement plans for 2000, 1999 and 1998, were $1,785, $1,597, and $725, respectively.

CASH AND CASH EQUIVALENTS.

     The Company considers all highly liquid, short-term investments with an original maturity of three months or less, to be cash equivalents.

CONCENTRATION OF CREDIT RISK.

     The Company is dependent upon a few customers for a large portion of its revenues. In 2000 three customers each accounted for more than 10% of consolidated gross sales. The company's top three customers, Wal-Mart, Kmart, and Target accounted for 19.9%, 13.4% and 11.9% of gross sales respectively in 2000. These same three customers accounted for 18.2%, 15.0% and 11.4% respectively in 1999. The loss of one of these customers could have a material effect on the Company. No other customer accounted for more than 10% of consolidated gross sales in 2000 or 1999.

FISCAL YEAR.

     The Company reports on a 52/53 week fiscal year. References to the fiscal year 2000 is for fifty-three weeks ended December 30, 2000 and fiscal years 1999 and 1998 are for the fifty-two weeks ended December 25, 1999, and December 26, 1998.

RELATED PARTIES.

     A director of the Company is the executor and co-trustee of certain estates and trusts (the "Trusts") which lease facilities to the Company as discussed in
Note 11. In addition, this director is a partner in a law firm that is the Company's general counsel. The Company notes that the transaction is consummated at "arms length".

RECLASSIFICATIONS.

     Certain prior year amounts have been reclassified to conform to the current year's presentation.

NEW ACCOUNTING STANDARDS.

     The Emerging Issues Task Force (EITF) issued EITF Issues No. 00-10, "Accounting for Shipping and Handling Fees and Costs," (the "Issue") which address the classification of shipping and handling fees and was effective for the fourth quarter of 2000. The Issue requires all shipping and handling costs billed to the customer to be included as revenue in the income statement. Pursuant to the provisions of the Issue, the Company reclassified $300, $296 and $255 from cost of goods sold to sales revenues for 2000, 1999 and 1998, respectively, thus increasing both sales and cost of goods sold by those amounts. There was no impact on gross profit or earnings/(loss) per share.

     In June 1998 and 1999, the FASB issued SFAS 133 and No. 137, respectively. The FASB issued SFAS No. 138 to amend SFAS No. 133, in June 2000. Collectively, these statements are intended to represent the comprehensive guidance on accounting for derivatives and hedging activities. The Company has adopted these new standards on December 31, 2000 and will record the effect of the transition to these new accounting requirements in the results for the first quarter of 2001. The effect

                       HOME PRODUCTS INTERNATIONAL, INC.

of adopting these accounting changes will have no effect on the Company's results of operations as it has no derivatives or hedging instruments.

CURRENT AND PENDING ACCOUNTING CHANGES.

     In May 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 14, "Accounting for Certain Sales Incentives". This issue addresses the recognition, measurement, and income statement classification of various types of sales incentive, including discounts, coupons, rebates, and for free products. Upon adopting EITF No. 00-14, which is required effective with the second quarter of 2001, it is required that these sales incentives be classified as deductions from sales within the income statement. The Company's historical accounting policy has been to include these types of sales incentives as a deduction of sales.

     In January 2001, the EITF reached a consensus on Issue 3 of No. 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". This consensus required that certain rebate offers and free products that are delivered subsequent to a single exchange transaction be recognized when incurred and reported as a reduction of sales. The Company currently is evaluating the potential impact of this pronouncement on its consolidated financial statements.

NOTE 2. SPECIAL, RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

     In December 2000, the Company began implementation of a restructuring plan that was undertaken to reduce fixed costs and better position the Company for sustained profitability. The restructuring plan entails the closure of the Leominster, MA facility (the "Closure"), a reconfiguration of remaining manufacturing facilities, a reduction in headcount and a realignment of the selling process. The restructuring plan is expected to be completed by the end of the third quarter 2001. The restructuring resulted in a pretax charge of $12,402, of which $1,920 is deemed to be Special Charges and $10,482 as Restructuring and Other Charges (the two charges together are referred to herein as the "2000 Charges"). The Company also recorded pretax Asset Impairment Charges of $53,348 related to its general and kitchen storage product lines (the "(Plastic Storage Business").

                       HOME PRODUCTS INTERNATIONAL, INC.

     The 2000 Charges and Asset Impairment Charges are summarized as follows:

                                                               EXPECTED     NON-CASH
                                                              CASH CHARGE    CHARGE    TOTALS
                                                              -----------   --------   -------
COST OF GOODS SOLD:
Special charges:
     Inventory dispositions.................................    $   --      $ 2,912    $ 2,912
     Obsolete and duplicate molds...........................        --          221        221
     SKU reduction and inventory adjustments related to 1999
       special charges......................................        --       (1,213)    (1,213)
                                                                ------      -------    -------
          Total charge to cost of goods sold................        --        1,920      1,920
                                                                ------      -------    -------
OPERATING EXPENSES:
Restructuring and other charges:
     Plant and facilities asset disposition and lease
       termination costs....................................     3,950        2,086      6,036
     Elimination of obsolete molds..........................        --        2,585      2,585
     Employee related costs.................................       884           --        884
     Other costs............................................       477          500        977
                                                                ------      -------    -------
       Subtotal.............................................     5,311        5,171     10,482
                                                                ------      -------    -------
Asset impairment charges:
     Goodwill impairment....................................        --       44,404     44,404
     Impairment of equipment and molds......................        --        8,944      8,944
                                                                ------      -------    -------
       Subtotal.............................................        --       53,348     53,348
                                                                ------      -------    -------
          Total charge to operating expenses................     5,311       58,519     63,830
                                                                ------      -------    -------
Total net charges...........................................    $5,311      $61,652    $65,750
                                                                ======      =======    =======

     The 2000 Charges and Asset Impairment Charges includes a $1,213 reversal of SKU reduction and inventory adjustments relating to the 1999 Special Charges. The total 2000 Charges and Asset Impairment Charges was $66,963 after excluding the impact of the $1,213 1999 Special Charges reversal.

     The 2000 Charges were comprised of (i) reserve to reduce inventory in the Leominster facility to net realizable value due to the plant closure, (ii) write off of obsolete and duplicate molds that were used at the Leominster facility
(iii) reversal of SKU reduction and inventory adjustments relating to the 1999 Special Charges, (iv) reserves for plant and facility assets that will be disposed of, (v) employee related severance costs and (vi) lease termination costs. The Company anticipates that the result of these restructuring actions may be annual pre-tax cash savings of $5-$6 million of which $2-$3 million is expected to be realized in 2001.

     The Company identified a total of 124 hourly and salaried Leominster employees to be terminated in accordance with the Closure. It is anticipated that these employees will be terminated by the end of the first quarter 2001. During the fourth quarter 2000 the Company terminated 12 salaried and 35 hourly ironing board production employees in accordance with the restructuring plan.

     Components of the Asset Impairment Charges include $44,404 to reduce the carrying value of goodwill, and $8,944 to reduce the carrying value of equipment and product molds. During 2000 the Company experienced margin erosion due to continued increases in the cost of plastic resin and competitive pressures that led to price reductions on the plastic storage product lines. While plastic resin costs were rising most of the year, the most significant selling price reductions occurred in the third and fourth quarters. During the Company's annual operating and strategic planning process, a review of the current situation and expected financial prospects of the business was completed. As part

                       HOME PRODUCTS INTERNATIONAL, INC.

of this process, management determined the need to review the recoverability of the long-lived assets of its general and kitchen storage product lines (the "Plastic Storage Business"), including intangible assets, pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". It was determined that the carrying value of the plastic storage long-lived assets, specifically goodwill and product molds, exceeded the estimated undiscounted future cash flows of the related product lines. Accordingly, the Company was required to reduce the carrying value of the net assets of its Plastic Storage Business to fair market value. The Company's estimate of fair market value was based on various methodologies including a discounted value of the estimated future cash flows and a fundamental analysis of the business' value. Considerable management judgement is necessary to estimate fair value.

     The 2000 utilization of the reserves established in connection with the 2000 Charges and Asset Impairment Charges was as follows:

                                                                    AMOUNTS     RESERVE
                                                           2000     UTILIZED   BALANCE AT
                                                          CHARGE    IN 2000    12/30/2000
                                                          -------   --------   ----------
Inventory...............................................  $ 2,912   $   (612)    $2,300
Molds...................................................    2,806     (2,806)        --
Plant and facilities....................................    6,036       (726)     5,310
Employee costs..........................................      884        (21)       863
Other...................................................      977       (130)       847
Goodwill impairment.....................................   44,404    (44,404)        --
Impairment of molds.....................................    8,944     (8,944)        --
                                                          -------   --------     ------
                                                          $66,963   $(57,643)    $9,320
                                                                    ========     ======
1999 special charges (See Note 3).......................   (1,213)
                                                          -------
                                                          $65,750
                                                          =======

     The amounts utilized during 2000 were $57,643, of which $57,492 were non-cash costs.

     During the first quarter of 2001, the company expects to record additional restructuring charges of $2-$3 million as it completes its relocation of equipment and inventory from Leominster and other facilities.

NOTE 3. SPECIAL, RESTRUCTURING AND OTHER NONRECURRING CHARGES

     In 1999, the Company recorded a $15,000 million pretax charge, comprised of $8,589 Special Charges and $6,411 Restructuring and Other Nonrecurring Charges (together referred to herein as the "1999 Charges"). The Charges were incurred in accordance with a plan adopted in July 1999 to consolidate two of the Company's wholly-owned subsidiaries (the "Consolidation") and to implement a national branding strategy.

                       HOME PRODUCTS INTERNATIONAL, INC.

     The 1999 Charges are summarized as follows:

                                                              EXPECTED
                                                                CASH     NON CASH
                                                               CHARGE     CHARGE    TOTALS
                                                              --------   --------   -------
COST OF GOODS SOLD:
Special Charges:
  SKU reduction and inventory adjustments...................   $2,782     $4,909    $ 7,691
  Discontinued molds........................................       --        898        898
                                                               ------     ------    -------
          Total charge to cost of goods sold................    2,782      5,807      8,589
OPERATING EXPENSES:
Restructuring and Other Charges:
  Employee related costs....................................    1,417         --      1,417
  Elimination of duplicate assets...........................      115      3,753      3,868
  Transaction costs.........................................      576        105        681
                                                               ------     ------    -------
     Subtotal...............................................    2,108      3,858      5,966
Other Nonrecurring Charges:
  Employee related costs....................................      293         --        293
  HOMZ branding strategy....................................      152         --        152
                                                               ------     ------    -------
     Subtotal...............................................      445         --        445
          Total charge to operating expenses................    2,553      3,858      6,411
                                                               ------     ------    -------
Total charges...............................................   $5,335     $9,665    $15,000
                                                               ======     ======    =======

     The primary components of the $8,589 Special Charges include inventory reserves for discontinued products and packaging and reserves for molds that were used to make these products. The Company performed an extensive product line review which resulted in the decision to eliminate approximately one-third of the Company's total stock keeping units (sku's). The eliminated sku's represent approximately 1% of consolidated 1999 sales.

     The primary components of the $6,411 Restructuring and Other Nonrecurring Charges include $1,710 for employee related costs such as severance and relocation costs due to the Consolidation, $3,868 for reserves relating to assets made obsolete by the Consolidation and $152 for the implementation of the Company's national branding strategy.

     The Company identified 49 selling, marketing or administrative employees to be terminated in accordance with the Consolidation. As of December 30, 2000 all 49 of these employees had been terminated.

                       HOME PRODUCTS INTERNATIONAL, INC.

     The 2000 utilization of the reserves established in connection with the 1999 Charges was as follows:

                                                 RESERVE                                          RESERVE
                                                BALANCE AT   AMOUNTS    CHANGE IN    REVERSAL    BALANCE AT
                                                 DEC 25,     UTILIZED   ESTIMATE    OF RESERVE    DEC 30,
                                                   1999      IN 2000     IN 2000     IN 2000        2000
                                                ----------   --------   ---------   ----------   ----------
Inventory.....................................    $4,993     $(3,298)     $(270)     $(1,213)      $  212
Molds.........................................       496        (496)        --           --           --
Plant and facilities..........................        --          --         --           --           --
Elimination of obsolete assets................       335        (186)       681           --          830
Employee costs................................       915        (632)      (208)          --           75
Other.........................................       400         (96)      (203)                      101
                                                  ------     -------      -----      -------       ------
                                                  $7,139     $(4,708)     $  --      $(1,213)      $1,218
                                                  ======     =======      =====      =======       ======

     The amounts utilized during 2000 were $4,708, of which $3,433 were non-cash costs.

     During the fourth quarter 2000 the Company reversed $1,213 relating to SKU reduction and inventory adjustment reserves which were no longer needed due to a change in management estimates. The reversal was recorded in the 2000 Special Charges (See Note 2).

     Amounts in the Change in Estimate column represent the reallocation of accruals between categories and not increases in the initial charges. These reallocations were due to reductions in cost estimates for inventory, employee and other costs offset by higher than anticipated costs to eliminate obsolete assets.

NOTE 4. 1999 ACQUISITION

     On May 12, 1999 the Company acquired certain assets (inventory and molds) from Austin Products, Inc. which were sold under the Epic brand name, (the "1999 Acquisition"). The assets were acquired for approximately $5,962 in cash. This product line consists of plastic laundry baskets, tote caddys, crates, bins and utility buckets. The acquisition was accounted for as a purchase. The purchase price was equal to the fair value of the assets acquired. Results of operations have been included in the Consolidated Statement of Operations since the date of acquisition.

NOTE 5. 1998 ACQUISITIONS

     Effective December 30, 1997, the Company acquired all of the outstanding common stock of Seymour Sales Corporation and its wholly owned subsidiary, Seymour Housewares Corporation, (collectively, "Seymour" and the acquisition is referred to herein as the "Seymour Acquisition"). Seymour, headquartered in Seymour, Indiana, was an industry leading manufacturer and marketer of consumer laundry care products, including a full line of ironing boards, ironing board covers and pads, and numerous laundry related accessories. The acquisition was accounted for as a purchase and as such, the excess of the purchase price over the estimated fair value of the acquired net assets, which approximated, $27,000, was recorded as goodwill and is being amortized over forty years. Total consideration for the acquisition was $100,700, consisting of approximately $16,400 in cash, $14,300 in common stock (1,320,700 shares) and the assumption of $70,000 of debt. Results of Seymour's operations have been included in the Consolidated Statement of Operations since the date of acquisition.

     On September 8, 1998 the Company acquired from Newell Co. certain assets and assumed certain liabilities comprising the businesses of Anchor Hocking Plastics, a leading supplier of kitchen storage

                       HOME PRODUCTS INTERNATIONAL, INC.

containers, and Plastics, Inc., a leading supplier of disposable plastic servingware, for $78,000 in an all cash transaction (the "Newell Asset Acquisition"). Based upon provisions in the purchase agreement, the Company received $571 from Newell in 1999 as an adjustment to the purchase price. Results of operations have been included in the Consolidated Statement of Operations since the date of acquisition. The acquisition was accounted for as a purchase, and as such, the excess of the purchase price over the estimated fair value of the acquired net assets, which approximated $57,200, was recorded as goodwill and is being amortized over forty years.

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

     These unaudited proforma results have been presented for comparative purposes only and include certain adjustments, such as additional goodwill amortization expense and increased interest expense on acquisition debt. The proforma results do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on December 29, 1996 or of future results of operations of the consolidated entities.

     On August 14, 1998 the Company acquired certain assets (inventory and molds) which comprised Tenex Corporation's general storage product product line for $16,400 in an all cash transaction (the "Tenex Asset Acquisition"). Based upon an earn out provision in the contract, the Company must pay Tenex Corporation an additional amount based upon 1999 sales of the products acquired. This amounted to $705 for 1999. A similar provision is in place for 2000 sales, with a minimum due of zero and a maximum amount due of $1,000 if certain predetermined sales targets are met. This amounted to zero for 2000. This general storage product line consists of plastic storage bins and containers, rolling carts and stacking drawer systems. The acquisition was accounted for as a purchase, and as such, the excess of the purchase price over the estimated fair value of the acquired net assets, which approximated, $14,200, was recorded as goodwill and is being amortized over a period of twenty years. Results of operations have been included in the Consolidated Statement of Operations since the date of acquisition.

     The Seymour Acquisition, the Tenex Asset Acquisition and the Newell Asset Acquisition are collectively referred to herein as the "1998 Acquisitions".

NOTE 6. SHUTTERS, INC. DIVESTITURE

     Effective December 27, 1998 (fiscal 1999) the Company sold Shutters, Inc. ("Shutters") the Company's home improvement products division, for approximately $5,000 in cash and notes receivable. The Company recorded a gain in the amount of $196 (pretax) on the sale. Shutters' 1998 net sales were approximately 3% of 1998 consolidated net sales.

                       HOME PRODUCTS INTERNATIONAL, INC.

NOTE 7. INVENTORIES

     The components of the Company's inventory consists of direct labor, direct materials and applicable portion of the overhead required to manufacture the goods.

                                                               2000      1999
                                                              -------   -------
Finished goods..............................................  $15,420   $15,890
Work-in-process.............................................    2,027     2,168
Raw materials...............................................    9,941     6,006
                                                              -------   -------
  Inventory.................................................  $27,388   $24,064
                                                              =======   =======

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment were as follows:

                                                                2000       1999
                                                              --------   --------
Buildings and land..........................................  $ 16,076   $ 14,881
Land and building under capital lease.......................     5,672      6,011
Machinery, equipment and vehicles...........................    43,555     37,944
Tools and dies..............................................    18,631     30,606
Furniture, fixtures and office equipment....................     5,978      5,070
Leasehold improvements......................................     4,249      4,166
                                                              --------   --------
                                                                94,161     98,678
Less accumulated depreciation and amortization..............   (38,280)   (31,420)
                                                              --------   --------
                                                              $ 55,881   $ 67,258
                                                              ========   ========

     During the fourth quarter of 2000 the Company recorded an Asset Impairment Charge related to the Company's Plastic Storage Business (See Note 2).

NOTE 9. INTANGIBLES AND OTHER ASSETS

     Intangible assets consist of the following:

                                                                2000       1999
                                                              --------   --------
Goodwill, net of accumulated amortization of $15,568 on
  December 30, 2000, and $10,815 on December 25, 1999.......  $114,654   $164,503
Covenants not to compete, net of accumulated amortization of
  $1,275 on December 30, 2000, and $868 on December 25,
  1999......................................................     1,687      2,094
Industrial Revenue Bond fees, net of accumulated
  amortization of $347 on December 30, 2000, and $331 on
  December 25, 1999.........................................        56         72
Patents, net of accumulated amortization of $1,820 on
  December 30, 2000, and $1,646 on December 25, 1999........       549        723
Deferred financing fees, net of accumulated amortization of
  $1,994 on December 30, 2000 and $1,253 on December 25,
  1999......................................................     4,379      4,675
Other assets................................................        74        110
                                                              --------   --------
                                                              $121,399   $172,177
                                                              ========   ========

     During the fourth quarter of 2000 the Company recorded an Asset Impairment Charge related to the Company's Plastic Storage Business. (See Note 2).

                       HOME PRODUCTS INTERNATIONAL, INC.

NOTE 10. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                               2000      1999
                                                              -------   -------
Compensation and other benefits.............................  $ 5,989   $ 8,616
Sales incentives and commissions............................   13,112    13,244
Other taxes payable.........................................    2,022     1,890
Restructuring...............................................    8,026     2,263
Interest payable............................................    1,844     1,892
Other.......................................................    3,988     5,746
                                                              -------   -------
                                                              $34,981   $33,651
                                                              =======   =======

NOTE 11. LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

                                                                2000       1999
                                                              --------   --------
Revolving credit facility, variable rate, due May 13,
  2003......................................................  $ 50,000   $ 48,250
Term Loan, variable rate, due September 30, 2004............    40,500     47,000
Senior Subordinated Notes, 9.625%, due 2008.................   125,000    125,000
Illinois Development Finance Authority (IDFA) variable rate
  demand Industrial Development Revenue Bonds (Selfix, Inc.
  Project) Series 1990, due September 1, 2005...............     1,200      1,600
Capital lease obligations...................................     4,909      5,055
                                                              --------   --------
                                                               221,609    226,905
Less current maturities.....................................    (6,558)    (5,571)
                                                              --------   --------
                                                              $215,051   $221,334
                                                              ========   ========

     On May 14, 1998, the Company issued $125,000 of 9.625% Senior Subordinated Notes due 2008 (the "Notes") in a public offering. Interest on the Notes is payable semi-annually on May 15 and November 15. The Notes are guaranteed by the Company's subsidiaries (see Note 14). The Notes may not be redeemed prior to May 15, 2003. Subsequent to such date, at the option of the Company, the Notes may be redeemed at various amounts as set forth in the Notes, but not at a price less than 100% of par value. Upon the occurrence of a Change in Control, as defined in the Notes, the holders of the Notes have the right to require the Company to repurchase their Notes at a price equal to 101% of par value plus accrued interest. The Notes contain certain restrictions that, among other things, will limit the Company's ability to (i) incur additional indebtedness unless certain financial ratios are met, (ii) pay dividends, (iii) make certain asset dispositions or (iv) merge with another corporation. The Company was in compliance with all covenants related to the Notes as of December 30, 2000.

     In conjunction with the offering of the Notes, on May 14, 1998 the Company entered into a five year revolving credit agreement (the "Revolver") with J.P. Morgan Chase Co., as administrative agent, and several lenders as parties thereto. Effective September 22, 2000, the Company negotiated a second amendment to the Revolver. The second amendment, among other things, reduced the revolving credit from $100,000 to $85,000, increased borrowing rates, reduced annual capital spending limits and changed certain minimum financial covenant ratios. The financial covenant ratios were changed to reflect current business needs and will revert back to those within the original Revolver on March 31, 2002. Borrowings under the amended Revolver will bear interest at an annual rate, at the option of the Company, of either (i) prime plus 2.00%, or (ii) LIBOR plus a floating rate which is determined based

                       HOME PRODUCTS INTERNATIONAL, INC.

upon certain financial ratios. This floating rate is adjusted quarterly, and was 3.00% as of December 30, 2000 and 1.75% as of December 25, 1999. The amended Revolver contains certain affirmative and negative covenants and will require the Company to maintain certain financial covenants including interest coverage ratios and maximum leverage ratios. The Company was in compliance with all covenants related to the amended Revolver as of December 30, 2000 and December 25, 1999. The Company must pay a quarterly fee ranging from .0375% to .05%, based upon the unused portion of the revolving commitments. The amended Revolver also contains sub-limits of up to $15,000 for letters of credit. Availability under the amended Revolver at December 30, 2000 was approximately $31,500.

     On September 8, 1998, in connection with the Newell Asset Acquisition, the Company amended and restated the Revolver to add among other items, a $50,000 term loan, (the "Term Loan"). The terms and conditions of the amended and restated Revolver were substantially the same as those established on May 14, 1998. The Term Loan is payable in twenty-four quarterly installments increasing from $750 to $2,250 per quarter and a final payment due in the amount of $13,250 on September 8, 2004. The Term Loan bears interest at the same options as the amended Revolver.

     The IDFA variable rate demand Industrial Development Bonds (Selfix Project) Series 1990 were issued in September 1990, and mature on September 1, 2005. Interest is calculated based upon a weekly variable rate, and is paid monthly. Principal is payable in annual installments, due on December 1. The variable rate at December 30, 2000 was 5.20%, and at December 25, 1999 was 5.13%.

     In June 1999 the Company expanded its Chicago manufacturing and distribution facility by adding 100,000 square feet of warehouse space. The building addition was recorded as a capital lease obligation as the construction was financed by the Trusts. See below for additional information on capital lease obligations.

     Additional capital lease obligations include: (i) a lease agreement between one of the Company's subsidiaries and the Trusts for a manufacturing and warehouse facility as well as the Company's corporate offices; and (ii) various equipment lease agreements. Lease payments to the Trusts for buildings were $802, $578 and $533, in 2000, 1999 and 1998, respectively, and lease payments for machinery and equipment in 2000, 1999 and 1998 were $117, $67 and $160, respectively.

     The following schedule shows future minimum lease payments together with the present value of the payments for all capital lease obligations.

Years ending:
     2001...................................................  $    950
     2002...................................................       874
     2003...................................................       848
     2004...................................................       848
     2005...................................................       848
     Thereafter.............................................    11,027
                                                              --------
                                                                15,395
     Less amount representing interest......................   (10,486)
                                                              --------
     Present value of minimum lease payments................  $  4,909
                                                              ========
     Long-term portion......................................  $  4,751
     Current portion........................................       158
                                                              --------
                                                              $  4,909
                                                              ========

                       HOME PRODUCTS INTERNATIONAL, INC.

NOTE 12. OPERATING LEASES

     The Company leases certain manufacturing, warehouse space, office facilities and machinery under non-cancelable operating leases, expiring at various dates through 2009.

     Future minimum lease payments under all non-cancelable operating leases as of December 30, 2000 are as follows:

Years ending:
     2001...................................................  $  6,849
     2002...................................................     5,584
     2003...................................................     5,182
     2004...................................................     4,265
     2005...................................................     3,716
     Thereafter.............................................     4,082
                                                              --------
     Total minimum lease payments...........................  $ 29,678
                                                              ========

     Rent expense totaled $8,291, $5,974 and $1,985 for 2000, 1999 and 1998, respectively.

NOTE 13. INCOME TAXES

     The Company had $1,285 and $4,037 of income tax refunds receivable as of December 30, 2000 and December 25, 1999, respectively. These items are classified in prepaid expenses and other current assets caption in the December 30, 2000 and December 25, 1999 Consolidated Balance Sheets.

     Significant components of the Company's deferred tax items as of December 30, 2000 and December 25, 1999 are as follows:

                                                                2000       1999
                                                              --------    -------
DEFERRED TAX ASSETS
  Inventory reserves and overhead capitalized for tax
     purposes...............................................  $  4,123    $ 5,543
  Employee benefit expenses and other accruals..............     1,631      3,662
  Accounts receivable reserve...............................     4,370      4,926
  Capitalized lease treated as operating lease for tax
     purposes...............................................       159        341
  Accrued advertising, volume rebates and reserves for
     returns................................................     2,774      3,144
  Goodwill impairment.......................................     7,079         --
  Other accrued liabilities.................................     5,605      1,392
  Net operating loss carryforward...........................    18,372      4,628
                                                              --------    -------
Gross deferred tax assets...................................  $ 44,113    $23,636
                                                              --------    -------
DEFERRED TAX LIABILITIES
  Depreciation..............................................       539      4,678
  Intangible amortization...................................        --      5,752
  Other.....................................................        --        532
                                                              --------    -------
Gross deferred tax liabilities..............................       539     10,962
                                                              --------    -------
Deferred tax assets net of deferred tax liabilities.........    43,574     12,674
Valuation allowance.........................................   (35,888)    (4,257)
                                                              --------    -------
Net deferred tax asset......................................  $  7,686    $ 8,417
                                                              ========    =======

                       HOME PRODUCTS INTERNATIONAL, INC.

     The Company increased its valuation allowance to $35,888 in 2000 from $4,257 in 1999. The increase is based on the Company's evaluation of the potential realization of tax benefits recorded as deferred tax assets.

     In connection with the various acquisitions in 1998, deferred tax assets and liabilities were recorded through purchase accounting. Additionally, a valuation allowance in the amount of $4,257 was recorded through purchase accounting against a majority of the net operating loss obtained in the Seymour Acquisition. The valuation allowance is necessary due to the limited amount of the net operating loss carryforward that can be utilized each year.

     Income tax expense (benefit) is as follows:

                                                          2000       1999      1998
                                                        --------    ------    -------
Current -- before benefit from extraordinary charge
  U.S. federal........................................  $ (7,883)   $  691    $ 3,998
  Foreign.............................................       103        --         --
  State...............................................    (1,312)      286      1,075
Increase in valuation allowance.......................     9,195        --         --
                                                        --------    ------    -------
                                                             103       977      5,073
                                                        --------    ------    -------
Deferred
  U.S. federal........................................   (22,436)    1,095      1,528
  Increase in valuation allowance.....................    22,436        --         --
                                                        --------    ------    -------
                                                              --     1,095      1,528
                                                        --------    ------    -------
Income tax expense before benefit from extraordinary
  charge..............................................  $    103    $2,072    $ 6,601
                                                        ========    ======    =======
Current benefit from extraordinary charge for the
  early retirement of debt............................        --        --     (3,633)
                                                        --------    ------    -------
          Total income tax expense....................  $    103    $2,072    $ 2,968
                                                        ========    ======    =======

     Income tax expense (benefit) before benefit from extraordinary charge differs from amounts computed based on the U.S. federal statutory tax rate applied to earnings before tax as follows:

                                                               2000      1999     1998
                                                             --------   ------   ------
Computed at statutory U.S. federal income tax rate.........  $(24,993)  $1,428   $5,219
State income taxes, net of U.S federal tax benefit.........    (3,249)     188      709
Foreign sales corporation benefit..........................       (86)    (167)    (100)
Non deductible goodwill....................................       275      388      678
Other......................................................    (3,681)     235       95
Change in valuation allowance..............................    31,631       --       --
                                                             --------   ------   ------
                                                             $    103   $2,072   $6,601
                                                             ========   ======   ======

NOTE 14. STOCK OPTIONS AND RESTRICTED STOCK

     On May 19, 1999 the shareholders of the Company approved the 1999 Performance Incentive Plan (the "1999 Plan"). In addition to allowing the grant of stock options, the 1999 Plan has provisions for granting key employees and certain key nonemployees stock appreciation rights, restricted stock, performance grants and other stock based grants. Stock options and restricted stock awards were granted pursuant to the 1999 Plan in 2000. Under the 1987, 1991, and 1994 stock option plans as amended, and the 1999 Plan (collectively, the "Stock Option Plan") key employees and certain key

                       HOME PRODUCTS INTERNATIONAL, INC.

nonemployees were granted options to purchase shares of the Company's common stock. All stock option grants are authorized by the Compensation Committee of the Board of Directors, which is comprised of outside directors.

     All options granted subsequent to December 1997, with the exception of those granted to the Chief Executive Officer and a specific grant to senior executive officers, vest within a four year period. Options granted prior to December 1997 vest over a five year period. The options granted to the Chief Executive Officer vest on an accelerated schedule in accordance with his employment contract. A certain option grant to senior executive officers in 1999, including the Chief Executive Officer, vested immediately upon grant. All options granted expire ten years from the date of grant.

     During the fourth quarter of 2000 the Board of Directors of the Company elected to offer certain senior executive officers the opportunity to cancel outstanding stock options and convert such canceled options into restricted stock (the "Agreement"). Senior executive officers cancelled options to purchase 1,035,600 shares of the Company's Common Stock. Under the Agreement 427,500 shares of the Company's Common Stock were issued as restricted stock in the fourth quarter of 2000. The restriction on the shares will lapse in October 2003. All shares are subject to forfeiture in the event that the employee voluntarily leaves the Company or is terminated for cause prior to the date the restriction lapses.

     The maximum number of shares of common stock that may be granted under the Stock Option Plan is 2,475,000. Shares available for future grant amounted to 1,478,733, 711,455 and 11,612 as of December 30, 2000, December 25, 1999 and
December 26, 1998, respectively.

     SFAS No. 123, "Accounting for Stock-Based Compensation" encourages companies to adopt a fair value approach to valuing stock-based compensation that would require compensation cost to be recognized based upon the fair value of the stock-based instrument issued. The Company has elected, as permitted by SFAS No. 123, to apply the provisions of APB Opinion 25 "Accounting for Stock Based Compensation" and the related interpretations in accounting for stock option awards under the Stock Option Plan. Under APB Opinion 25, compensation expense is recognized if the market price on the date of grant exceeds the grant price. All options granted by the Company have been granted at market price on the date of grant, accordingly, no compensation cost has been recognized in the Company's financial statements. As required by SFAS 123, the Company has computed, for pro forma disclosure purposes, the value of options granted during fiscal years 2000 and 1999 using an option pricing model.

     Had compensation cost for the Company's 2000, 1999 and 1998 grants been determined using the fair values and considering the applicable vesting periods, the Company's reported results would have been reduced by $10 or $0.00 diluted earnings per share in 2000, by $330 or $0.04 diluted earnings per share in 1999 and by $138 or $0.01 diluted earnings per share in 1998. The average fair value of options granted in 2000 was $0.74, in 1999 was $4.61 and in 1998 was $2.85. The fair value of the options granted was determined using the Black-Scholes option pricing model based upon the weighted average assumptions of: (i) a dividend yield of 0% for 2000, 1999 and 1998; (ii) expected volatility of the market price of the Company's common stock of 60% for 2000, 46% for 1999 and 44% for 1998; (iii) a weighted-average expected life of the options of approximately five years, and (iv) weighted-average risk free interest rates of 5.2% for 2000, 5.2% for 1999 and 6.0% for 1998.

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

                       HOME PRODUCTS INTERNATIONAL, INC.

     A summary of the transactions in the option plans is as follows:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                                OPTIONS     EXERCISE
                                                              OUTSTANDING    PRICE
                                                              -----------   --------
BALANCE AT DECEMBER 27, 1997................................   1,221,499     $7.70
  Options granted...........................................     193,000      9.99
  Options exercised.........................................      (8,457)     6.28
  Options cancelled/forfeited...............................     (71,931)     5.58
                                                              ----------     -----
BALANCE AT DECEMBER 26, 1998................................   1,334,111      8.15
  Options granted...........................................     554,850      8.70
  Options exercised.........................................      (3,535)     5.98
  Options cancelled/forfeited...............................    (254,693)     9.39
                                                              ----------     -----
BALANCE AT DECEMBER 25, 1999................................   1,630,733      8.09
  Options granted...........................................      93,000      1.44
  Options exercised.........................................          --        --
  Options cancelled/forfeited...............................  (1,287,833)     8.41
                                                              ----------     -----
BALANCE AT DECEMBER 30, 2000................................     435,900     $5.37
                                                              ==========     =====

NOTE 15. SUBSIDIARY GUARANTEES OF SENIOR SUBORDINATED NOTES

     The Company is a holding company with no assets or operations other than its investment in its subsidiary. The $125,000 9.625% Senior Subordinated Notes due 2008 (the "Notes") are guaranteed by its subsidiary (the "Subsidiary Guarantor"). The guarantee obligations of the Subsidiary Guarantor are full, unconditional and joint and several. There are no restrictions on the ability of the Company's subsidiary to declare and pay dividends or other distributions to the Company.

NOTE 16. SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                     THIRTEEN   THIRTEEN     THIRTEEN      FOURTEEN
                                                      WEEKS      WEEKS        WEEKS          WEEKS
                                                      ENDED      ENDED        ENDED          ENDED
2000                                                 MARCH 25   JUNE 24    SEPTEMBER 23   DECEMBER 30
----                                                 --------   --------   ------------   -----------
Net sales..........................................  $68,089    $70,910      $83,566       $ 74,483
Gross profit.......................................   15,919     14,884       15,941         13,240
Net loss...........................................  $(1,217)   $(1,104)     $   (32)      $(69,158)
Net loss per common share -- basic.................  $ (0.17)   $ (0.15)     $ (0.00)      $  (9.41)
Net loss per common share -- diluted...............  $ (0.17)   $ (0.15)     $ (0.00)      $  (9.41)

                                                     THIRTEEN   THIRTEEN     THIRTEEN      THIRTEEN
                                                      WEEKS      WEEKS        WEEKS          WEEKS
                                                      ENDED      ENDED        ENDED          ENDED
1999                                                 MARCH 27   JUNE 26    SEPTEMBER 25   DECEMBER 25
----                                                 --------   --------   ------------   -----------
Net sales..........................................  $67,799    $72,567      $79,737       $ 73,898
Gross profit.......................................   19,347     22,969       14,137         19,614
Net earnings (loss)................................  $ 1,059    $ 3,659      $(5,413)      $  2,705
Net earnings (loss) per common share -- basic......  $  0.14    $  0.49      $ (0.74)      $   0.37
Net earnings (loss) per common share -- diluted....  $  0.13    $  0.48      $ (0.74)      $   0.36

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                 ON SCHEDULE II

Board of Directors and Shareholders of,
Home Products International Inc.

     We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements of Home Products International, Inc. as of and for the one fifty-three week period ended December 30, 2000 and two fifty-two week periods ended December 25, 1999 included in this Form 10-K, and have issued our report thereon dated February 9, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in Item 14(b) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                  ARTHUR ANDERSEN LLP

Chicago, Illinois
February 9, 2001

                                                                     SCHEDULE II

                       HOME PRODUCTS INTERNATIONAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE FIFTY-THREE WEEKS ENDED DECEMBER 30, 2000,
                FOR THE FIFTY-TWO WEEKS ENDED DECEMBER 25, 1999,
                FOR THE FIFTY-TWO WEEKS ENDED DECEMBER 26, 1998

                                                                 ADDITIONS
                                                           ---------------------   DEDUCTIONS
                                              BALANCE AT              CHARGED TO      (NET        BALANCE
                                              BEGINNING    BALANCES   COSTS AND    WRITE-OFFS/    AT END
                                              OF PERIOD    ACQUIRED    EXPENSES    RECOVERIES)   OF PERIOD
                                              ----------   --------   ----------   -----------   ---------
                                                                     (IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS
December 30, 2000...........................   $10,158      $   --      $3,112       $(2,343)     $10,927
December 25, 1999...........................     7,196          --       4,734        (1,772)      10,158
December 26, 1998...........................     1,716       4,104       2,169          (793)       7,196

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Company's executive officers is included under
Part I of this Form 10-K.

     The information required in response to this item will be contained under "Election of Directors" in the Company's definitive Proxy Statement for its annual meeting to be held on May 24, 2001 (the "Proxy Statement") and is incorporated herein by reference. The information set forth under "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required in response to this item will be contained under "Compensation of Executive Officers" and "Employment Agreements" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required in response to this item will be contained under the "Security Ownership of Principal Stockholders and Management" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in response to this item will be contained under "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Listed below are the financial statements, additional financial information, reports and exhibits included in this Annual Report on Form 10-K:

  (a) 1. Financial Statements

     The financial statements and notes to the consolidated financial statements are referred to in Item 8.

      2. Additional Financial Information

                                                             PAGE NO.
                                                             --------
Reports of Independent Public Accountants on Schedule II...     45
Schedule II -- Valuation and Qualifying Accounts...........     46

      3. Exhibits

     The Exhibit Index attached to this Form 10-K are incorporated herein by reference.

  (b) Reports on Form 8-K

DATE FILED                         ITEMS REPORTED
----------                         --------------
12/14/00    The Company announced that Jeff Dolan, President and General
            Manager, HPI North America, Inc. left the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HOME PRODUCTS INTERNATIONAL, INC.

                                          By      /s/ JAMES R. TENNANT
                                            ------------------------------------
                                                      James R. Tennant
                                                  Chief Executive Officer

Date March 29, 2001

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ JAMES R. TENNANT                   Chairman of the Board of         March 29, 2001
-----------------------------------------------------  Directors and Chief Executive
                  James R. Tennant                     Officer

                /s/ JAMES E. WINSLOW                   Executive Vice President, Chief  March 29, 2001
-----------------------------------------------------  Financial Officer and Secretary
                  James E. Winslow

               /s/ CHARLES R. CAMPBELL                 Director                         March 29, 2001
-----------------------------------------------------
                 Charles R. Campbell

                  /s/ JOSEPH GANTZ                     Director                         March 29, 2001
-----------------------------------------------------
                    Joseph Gantz

                /s/ STEPHEN P. MURRAY                  Director                         March 29, 2001
-----------------------------------------------------
                  Stephen P. Murray

                 /s/ MARSHALL RAGIR                    Director                         March 29, 2001
-----------------------------------------------------
                   Marshall Ragir

              /s/ JEFFREY C. RUBENSTEIN                Director                         March 29, 2001
-----------------------------------------------------
                Jeffrey C. Rubenstein

                 /s/ DANIEL B. SHURE                   Director                         March 29, 2001
-----------------------------------------------------
                   Daniel B. Shure

                 /s/ JOEL D. SPUNGIN                   Director                         March 29, 2001
-----------------------------------------------------
                   Joel D. Spungin

EXHIBIT
NUMBER                      EXHIBIT TITLE

2.1 Agreement and Plan of Merger, dated as of February 13, 1997, by and among Selfix, Inc., HPI Merger, Inc. and Home Products International, Inc. Incorporated by reference from Exhibit 2.1 to Form 8-B Registration Statement filed on February 20, 1997.

2.2 Stock Purchase Agreement, made as of January 1, 1997, between the Company, Leonard J. Tocci, Richard M. Tocci, Lawrence J. Tata, Michael
         P. Tata and Barbara L. Tata. Incorporated by reference from Exhibit 2.2 to Form 8-K dated February 28, 1997.

2.3 Agreement and Plan of Merger, dated as of January 1, 1997, by and among the Company, Houseware Sales, Inc. and the individual shareholders of Houseware Sales, Inc. Incorporated by reference from Exhibit 2.1 to Form 8-K dated February 28, 1997.

2.4 Amended and Restated Agreement, dated December 30, 1997, by and among the Company, Seymour Sales Corporation ("Seymour Sales"), Seymour Housewares Corporation ("Seymour Housewares"), and Chase Venture Capital Associates, majority shareholder of Seymour Sales Corporation ("Chase"). Incorporated by reference from Exhibit 2.1 to Form 8-K dated January 13, 1998, which was subsequently modified as stated in Item 2 to Form 8-K/A dated March 16, 1998.

2.5 Form of Escrow Agreement (Exhibit 2.8 from Amended and Restated Agreement, dated December 30, 1997 by and among the Company, Seymour Sales, Seymour Housewares, and Chase by and among the Company, the security holders of Seynour Sales, Chase and LaSalle National Bank. Incorporated by reference from 2.6 to Form 10-K filed on March 27, 1998.

2.6 Asset Purchase and Sale Agreement among Plastics, Inc., the Company and Newell Co. dated as of July 31, 1998. Incorporated by Reference to Form 8-K/A filed on November 6, 1998.

2.7 Asset Purchase Agreement among Tenex Corporation and the Company, dated July 24, 1998. Incorporated by Reference to Form 8-K filed on August 14, 1998.

2.8 Asset Purchase Agreement among Austin Products, Inc. d/b/a Epic and Tamor Corporation, dated May 12, 1999. Incorporated by reference from
         2.8 to Form 10-K filed on March 24, 2000.

2.9 Stock Purchase Agreement between Recore Industries Corporation and the Company for the sale of Shutters, Inc. ("Shutters"), effective December 27, 1998. Incorporated by reference from 2.9 to Form 10-K filed on March 24, 2000.

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

EXHIBIT
NUMBER          EXHIBIT TITLE

10.1 The Company's 1994 Stock Option Plan. Incorporated by reference from Exhibit A of the Company's Proxy Statement for its 1994 Annual Meeting.
         **

10.2 The Company's 1991 Stock Option Plan. Incorporated by reference from Exhibit A of the Company's Proxy Statement for its 1991 Annual Meeting.
         **

10.3     The Company's 1987 Stock Option Plan Incorporated by reference from
         Exhibit 10.8 to Form S-1 Registration Statement No. 33-23881. **

10.4 Lease, dated July 24, 1980, among Selfix as Tenant and NLR Gift Trust and MJR Gift Trust as Landlord concerning Selfix's facility in Chicago, Illinois. Incorporated by reference from Exhibit 10.9 to Form S-1 Registration Statement No. 33-23881.

10.5 $150,000,000 Amended and Restated Credit Agreement among Home Products International, Inc, as Borrower, the Several Lenders from time to time parties thereto, and The Chase Manhattan Bank as Administrative Agent dated September 8, 1998. Incorporated by reference to Form 8-K/A filed on November 6, 1998.

10.6 Assignment and Assumption Agreement by and between the Company and Prestige Plastics, Inc. Incorporated by reference to Form 8-K/A filed on November 6, 1998.

10.7 Loan Agreement between Selfix and Illinois Development Finance Authority dated September, 1990 in connection with Selfix's Industrial Revenue Bond. Incorporated by reference from the Company's Form 10-K for the fifty-two weeks ended December 28, 1991.

10.8 Credit Agreement dated as of December 30, 1997 among Selfix, Tamor, Seymour Housewares, and Shutters, as Borrowers, the Company, General Electric Capital Corporation ("GECC"), as Agent and Lender, and other Lenders signatory hereto from time to time. Incorporated by reference from Exhibit No. 10.10 to Form 10-K filed on March 27, 1998.

10.9 Note Purchase Agreement dated as of December 30, 1997, among Selfix, Tamor, Shutters, and Seymour Housewares, the Company, (referred to herein as Joint Issuers) and GECC individually, and as Agent for itself and other Note Purchasers signatory hereto. Incorporated by reference from Exhibit No. 10.11 to Form 10-K filed on March 27, 1998.

10.10 $5,000,000 Senior Subordinated Note - GECC, due December 30, 2006. Incorporated by reference from Exhibit No. 10.12 to Form 10-K filed on March 27, 1998.

10.11 $5,000,000 Senior Subordinated Note -Archimedes Funding, L.L.C. due December 30, 2006. Incorporated by reference from Form 10-K filed on March 27, 1998, Exhibit No. 10.13.

10.12 Subordinated Note Security Agreement among Selfix, Tamor, Shutters and Seymour Housewares and the Company, (collectively referred to herein as Grantors) in favor of GECC dated December 30, 1997. Incorporated by reference from Exhibit No. 10.14 to Form 10-K filed on March 27, 1998.

EXHIBIT
NUMBER       EXHIBIT TITLE

10.13 Employment Agreement between the Company and James R. Tennant, Chairman of the Board and Chief Executive Officer dated January 1, 1997. Incorporated by reference from Exhibit 10.10 to Form 8-B Registration Statement filed on February 20, 1997. **

10.14 Employment Agreement between the Company and Stephen R. Brian, President and Chief Operating Officer dated January 5, 1998. Incorporated by reference from Exhibit No. 10.16 to Form 10-K filed on March 27, 1998. **

10.15 Reimbursement Agreement by and among Selfix, Shutters, Inc. and LaSalle National Bank dated as of April 12, 1996 relating to letter of credit issued in connection with the Series 1990 Bonds. Incorporated by reference from Exhibit 10.11 to Form 8-B Registration Statement filed on February 20, 1997.

10.16 Description of the 1998 Executive Incentive Bonus Plan. Incorporated by reference to the Compensation Committee Report contained in the Company's proxy statement for its annual meeting of shareholders held on May 20, 1998.**

10.17 Description of the 1998 Management Incentive Bonus Plan. Incorporated by reference to the Compensation Committee Report contained in the Company's proxy statement for its annual meeting of shareholders held on May 20, 1998.**

10.18 The Company's 1999 Performance Incentive Plan. Incorporated by reference from the Company's Proxy Statement for its 1999 Annual Meeting. **

10.19 The Company's 1999 Directors Restricted Stock Plan. Incorporated by reference from the Company's Proxy Statement for its 1999 Annual Meeting. **

10.20 Second Amendment, dated as of September 22, 2000, to the Amended and Restated Credit Agreement, dated as of September 8, 1998, the Company, the several banks and other financial institutions or entities from time to time parties thereto, and The Chase Manhattan Bank, as administrative agent. Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on November 6, 2000.

11.1 Statement Regarding Computation of Earnings Per Share is included in the Notes to the Consolidated Financial Statements referred to in Item 8 hereof.

*21.1    Subsidiaries of the registrant.

*23.1    Consent of Arthur Andersen LLP.


   * Filed herewith, exhibits not marked with an asterisk are incorporated by reference.

   ** Indicates an employee benefit plan, management contract or compensatory plan or arrangement in which a named executive officer and/or a director participates.