Form 10-Q
period 2001-03-31
HOME PRODUCTS INTERNATIONAL INC
filed 2001-05-11
CIK 814457

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

 [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001

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


 Common shares, par value $0.01, outstanding as of May 5, 2001 - 7,428,549




                      HOME PRODUCTS INTERNATIONAL, INC.

                                    INDEX


                                                                     Page
                                                                    Number
                                                                    ------
  Part I.    Financial Information


               Item 1.  Financial Statements

                        Condensed Consolidated Balance Sheets          3

                        Condensed Consolidated Statements of
                          Operations and Retained Earnings             4

                        Condensed Consolidated Statements of
                          Cash Flows                                   5

                        Notes to Condensed Consolidated Financial
                          Statements                                   6

               Item 2.  Management's Discussion and Analysis
                          of Financial Condition and Results
                          of Operations                               11


               Item 3.  Quantitative and Qualitative Disclosures
                         About Market Risk                            16

  Part II.   Other Information

               Items 1 through 5 are not applicable

               Item 6.  Exhibits and Reports on Form 8-K              18


  Signature                                                           19




 PART I FINANCIAL INFORMATION.

 Item 1.  Financial Statements


                        HOME PRODUCTS INTERNATIONAL, INC.
                     Condensed Consolidated Balance Sheets
                      (in thousands, except share amounts)


                                                      (unaudited)
                                                       March 31, December 30,
                                                         2001         2000
                                                       --------     --------
                      Assets
 Current assets:
   Cash and cash equivalents ...................      $   2,392    $   3,152
   Accounts receivable, net ....................         43,590       46,095
   Inventories, net ............................         28,760       27,388
   Prepaid expenses and other current assets              3,332        4,051
                                                       --------     --------
     Total current assets ......................         78,074       80,686
                                                       --------     --------
 Property, plant and equipment - at cost........         96,284       94,161
 Less accumulated depreciation and amortization         (41,289)     (38,280)
                                                       --------     --------
 Property, plant and equipment, net.............         54,995       55,881
                                                       --------     --------
 Intangible, net and other assets...............        127,933      129,085
                                                       --------     --------
     Total assets ..............................      $ 261,002    $ 265,652
                                                       ========     ========

      Liabilities and Stockholders' Deficit
 Current liabilities:
   Accounts payable ............................       $ 18,987    $  20,521
   Accrued liabilities .........................         34,647       34,981
   Current maturities of long-term obligations..          7,058        6,558
                                                       --------     --------
     Total current liabilities .................         60,692       62,060
                                                       --------     --------
 Long-term obligations - net of current
   maturities...................................        215,764      215,051
 Other liabilities..............................          3,070        3,038
 Stockholders' deficit:
   Preferred Stock - authorized, 500,000 shares,
     $.01 par value; - None issued..............              -            -
   Common Stock - authorized 15,000,000 shares,
     $.01  par value; 8,568,038 shares issued at
     March 31, 2001 and 8,561,642 shares issued
     at December 30, 2000 ......................             86           86
   Additional paid-in capital ..................         49,811       49,811
   Accumulated deficit .........................        (61,325)     (57,242)
   Common stock held in treasury - at cost
     822,394 shares at March 31, 2001 and
     December 30, 2000..........................         (6,528)      (6,528)
   Deferred compensation .......................           (568)        (624)
                                                       --------     --------
     Total stockholders' deficit ...............        (18,524)     (14,497)
                                                       --------     --------
     Total liabilities and stockholders' deficit      $ 261,002    $ 265,652
                                                       ========     ========

 The accompanying notes are an integral part of the financial statements.




                      HOME PRODUCTS INTERNATIONAL, INC.
    Condensed Consolidated Statements of Operations and Retained Earnings
                                 (unaudited)
                   (in thousands, except per share amounts)


                                                          Thirteen-Weeks
                                                               Ended
                                                       ---------------------
                                                       March 31,    March 25,
                                                         2001         2000
                                                       --------     --------
 Net sales .........................                   $ 64,126     $ 68,089
 Cost of goods sold ................                     49,918       52,170
 Special charges, net ..............                        110            -
                                                       --------     --------
   Gross profit ....................                     14,098       15,919

 Operating expenses
   Selling .........................                      5,369        7,106
   Administrative ..................                      3,930        3,872
   Amortization of intangible assets                        929        1,320
   Restructuring and other charges..                      2,483            -
                                                       --------     --------
                                                         12,711       12,298
                                                       --------     --------
   Operating profit ................                      1,387        3,621
                                                       --------     --------
 Other income (expense)
   Interest income .................                         10           15
   Interest (expense) ..............                     (5,479)      (5,137)
   Other income (expense), net .....                         66         (597)
                                                       --------     --------
                                                         (5,403)      (5,719)
                                                       --------     --------
     Loss before income taxes ......                     (4,016)      (2,098)

 Income tax (expense) benefit ......                        (67)         881
                                                       --------     --------
     Net loss ......................                  $  (4,083)   $  (1,217)
                                                       ========     ========

 Net loss per common share: basic...                  $   (0.55)   $   (0.17)
                                                       ========     ========

 Net loss per common share: dilutive                  $  (0.55)    $   (0.17)
                                                       ========     ========

 The accompanying notes are an integral part of the financial statements.





                      HOME PRODUCTS INTERNATIONAL, INC.
               Condensed Consolidated Statements of Cash Flows
                                 (unaudited)
                            (dollars in thousands)



                                                        Thirteen-weeks Ended
                                                        ---------------------
                                                        March 31,   March 25,
                                                          2001         2000
                                                        --------     --------
 Operating activities:

  Net loss ......................................      $  (4,083)   $  (1,217)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization ................          3,996        4,568
   Amortization of stock compensation ...........             56            -
   Other, net ...................................            197          470
   Changes in current assets and liabilities:
     Decrease in accounts receivable ............          2,505        6,514
     (Increase) in inventories ..................         (1,372)      (1,664)
     Decrease (increase) in prepaid
       expenses and other .......................            272       (5,134)
    (Decrease) increase in accounts payable......         (1,534)       3,778
    (Decrease) in accrued liabilities ...........           (334)      (1,977)
                                                        --------     --------
 Net cash (used) provided by operating
   activities....................................           (297)       5,338
                                                        --------     --------
 Investing activities:
   Capital expenditures, net ....................         (1,676)      (5,660)
                                                        --------     --------
 Net cash used for investing activities..........         (1,676)      (5,660)
                                                        --------     --------
 Financing activities:
   Payments on term loan borrowings .............         (1,500)      (1,750)
   Borrowings under revolving line of credit.....          2,750            -
   Payment of capital lease obligation ..........            (37)         (35)
   Exercise of stock options, issuance of common
     stock under stock purchase plan and other...              -           99
                                                        --------     --------
 Net cash provided (used) by financing
   activities....................................          1,213       (1,686)
                                                        --------     --------
  Net decrease in cash and cash equivalents......           (760)      (2,008)
  Cash and cash equivalents at beginning of
    period ......................................          3,152        4,861
                                                        --------     --------
  Cash and cash equivalents at end of period.....        $ 2,392    $   2,853
                                                        ========     ========
 Supplemental disclosures: Cash paid in the
   period for:
  Interest ......................................        $ 1,751    $   1,990
                                                        --------     --------
  Income taxes, net .............................        $     2    $       -
                                                        --------     --------

  The accompanying notes are an integral part of the financial statements.



                       HOME PRODUCTS INTERNATIONAL, INC.

             Notes to Condensed Consolidated Financial Statements
                               (Unaudited)
               (dollars in thousands, except per share amounts)


 Note 1. General Information

      Home Products International, Inc. (the "Company"), based in Chicago, is a leading designer, manufacturer and marketer of a broad range of value-priced, quality consumer houseware products. The Company's products are marketed principally through mass-market trade channels in the United States and internationally.

      The condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated.

      The unaudited condensed financial statements included herein as of and for the thirteen-weeks ended March 31, 2001 and March 25, 2000 reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position, the results of operations and cash flows. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's 2000 Annual Report on Form 10-K. The results for the interim periods presented are not necessarily indicative of results to be expected for the full year.


 Note 2. Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year's presentation.


 Note 3.  New Accounting Standards and Pending Accounting Changes

      In June 1998 and 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133 and No. 137, respectively. The FASB issued SFAS No. 138 to amend SFAS No. 133, in June 2000. Collectively, these statements are intended to represent the comprehensive guidance on accounting for derivatives and hedging activities. The adoption of these new standards on December 31, 2000 did not have an effect on the Company's results of operations as it has no derivatives or hedging instruments.


 Current and Pending Accounting Changes.

      In May 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 14, "Accounting for Certain Sales Incentives". This issue addresses the recognition, measurement, and income statement classification of various types of sales incentive, including discounts, coupons, rebates, and offers for free products. Upon adopting EITF No. 00-14, which is required effective with the first quarter of 2002, it is required that these sales incentives be classified as deductions from sales within the income statement. The Company's historical accounting policy has been to include these types of sales incentives as a deduction of sales.

      In January 2001, the EITF reached a consensus on Issue 3 of No. 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". This consensus required that certain rebate offers and free products that are delivered subsequent to a single exchange transaction be recognized when incurred and reported as a reduction of sales. The Company is currently in compliance with this pronouncement.

      In April 2001, the EITF reached a consensus on Issue No. 00-25 ("EITF 00-25"), "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," which requires the costs of certain vendor consideration, such as slotting fees and off-invoice arrangements, to be classified as a reduction of revenue rather than as marketing expense. As required, the company anticipates adopting the provisions of EITF 00-25 during the first quarter of 2002. The Company believes that it is currently in compliance with this pronouncement.


 Note 4.  Inventories

      The components of the Company's inventory consists of direct labor, direct materials and the applicable portion of the overhead required to manufacture the goods.


                                             March 31,       December 30,
                                               2001              2000
                                              ------            ------
   Finished goods.....................       $18,803           $15,420
   Work-in-process....................         2,948             2,027
   Raw materials......................         7,009             9,941
                                              ------            ------
                                             $28,760           $27,388
                                              ======            ======

 Note 5.  Earnings Per Share

      The following information reconciles earnings per share - basic and earnings per share - diluted:


                                                 Thirteen-Weeks
                                                      Ended
                                              ---------------------
                                              March 31,    March 25,
                                                2001          2000
                                              -------       -------
 Net loss ........................           $ (4,083)     $ (1,217)
 Weighted average common shares
   outstanding: basic ............              7,429         7,277
 Impact of stock options and warrants               -             -
                                              -------       -------
 Weighted average common shares
   outstanding: diluted ..........              7,429         7,277
                                              =======       =======
 Net loss per share: basic .......           $  (0.55)     $  (0.17)
                                              =======       =======
 Net loss per share: diluted .....           $  (0.55)     $  (0.17)
                                              =======       =======

      Stock options and warrants are not considered dilutive in the first quarters of 2001 and 2000 because the share price at the end of each quarter has fallen below the lowest option value.


 Note 6. 2001 Special, Restructuring and Other Charges

      In 2000, the Company began implementation of a restructuring plan that was undertaken to reduce fixed costs and better position the Company for sustained profitability. The restructuring plan entails the closure of the Leominster, MA facility, reconfiguration of remaining manufacturing facilities, a reduction in headcount and a realignment of the selling process.

      The Company began to implement the restructuring plan in December 2000 and accordingly a pretax charge of $12.4 million was taken, of which $1.9 million was deemed to be Special Charges and $10.5 million as Restructuring and Other Charges (collectively referred to herein as the "2000 Charges"). During the first quarter of 2001 the Company recorded a pretax charge of $2.6 million, of which $0.1 million was deemed to be Special Charges and $2.5 million as Restructuring and Other Charges (collectively referred herein as "2001 Charges"). The restructuring actions are expected to be complete by the third quarter of 2001.

      The Company anticipates that these restructuring actions will result in annual pretax cash savings of $5.0-$6.0 million of which $2.0-$3.0 million is expected to be realized in 2001.

 The 2001 Charges are summarized as follows:

                                                Q1-2001     Q1-2001   Q1-2001
                                               Additional  Change in    Net
                                                charge     estimate    charge
                                                ------     ------     ------
   Cost of Goods Sold:

     Special charges:
      Inventory relocation and liquidation     $   765   $  (590)    $   175
      SKU reduction and inventory
       adjustments related to 1999                   -       (65)        (65)
                                                ------     ------     ------
      Total charge to cost of goods sold           765      (655)        110
                                                ------     ------     ------

   Operating Expenses:

     Restructuring and other charges:
      Plant and facilities:
        Relocation of machinery & equipment     1,179          -      1,179
        Lease termination & sub-lease costs        11        960        971
      Elimination of obsolete assets                -         29         29
      Employee related costs                      278         63        341
      Other costs                                  36        (73)       (37)
                                                ------     ------     ------
      Total charge to operating expenses         1,504        979      2,483
                                                ------     ------     ------
         Total net charges                     $ 2,269    $   324    $ 2,593
                                                ======     ======     ======

      The 2001 Charges were comprised of (i) $175 charge to relocate and liquidate inventory at Leominster and other facilities, (ii) $1,179 charge for the relocation of machinery and equipment and $971 charge for lease termination & sub-lease costs (total net charge of $2,150), (iii) $29 charge to write off obsolete and duplicate assets that were used at the Leominster facility and other facilities, (iv) $341 charge for employee related severance costs, (v) ($37) reversal of charge associated with other related restructuring costs, and (vi) ($65) reversal of SKU reduction and inventory adjustments relating to the 1999 Special Charges. The total 2001 Charges were $2,658 excluding the impact of the 1999 Special Charges reversal.

      A breakdown of the net charge (excluding the impact of the 1999 Special Charges) between cash and non-cash items is summarized as follows. The special charges are comprised of $120 of cash and $55 for non-cash items. The restructuring and other charges are comprised of $2,311 of cash items and a $172 of charges related to non-cash items.

      The Company identified a total of 124 hourly and salaried Leominster employees to be terminated in accordance with the Closure. As of March 31, 2001 all of these employees had been terminated.

      The first quarter 2001 utilization of the reserve established in connection with the 2001/2000 Charges was as follows:


                          Reserve                          Amounts    Reserve
                          balance    Additional Change in  utilized   balance
                             at        charge    estimate     in         at
                          12/30/00    Q1-2001    Q1-2001    Q1-2001   03/31/01
                           ------      ------    ------     ------     ------
 Inventory                $ 2,744     $   765   $  (590)   $(1,471)   $ 1,448
 Plant and facilities       3,950       1,190       960     (1,453)     4,647
 Obsolete and duplicate
   assets                     916           -        29       (205)       740
 Employee related costs       835         278        63       (632)       544
 Other                        875          36       (73)      (166)       672
                           ------      ------    ------     ------     ------
                          $ 9,320     $ 2,269   $   389    $(3,927)   $ 8,051
                           ======      ======    ======     ======     ======

      The total amounts utilized during the first quarter of 2001 were $3,927, of which $1,076 were non-cash costs.

      Certain reserve balances as of December 30, 2000 were reclassifed to be
 consistent with the  current presentation.   The  reclassifications did  not
 effect the initial charges recorded in the fourth quarter of 2000.


 Note 7. 1999 Special, Restructuring and Other Nonrecurring Charges

      In the third quarter of 1999, the Company recorded a $15,000 pretax charge, comprised of a Special Charge and a Restructuring and Other Nonrecurring Charge (collectively referred to herein as the "1999 Charges"). The Charges were incurred in accordance with a plan adopted in July 1999 to consolidate two of the Company's wholly-owned subsidiaries and to implement a national branding strategy.

      The first quarter 2001 utilization of the reserve established in connection with the 1999 Charges was as follows:


                    Reserve      Amounts     Reversal   Change in   Reserve
                   balance at  utilized in  of reserve  estimate   balance at
                    12/30/00     Q1-2001     Q1-2001     Q1-2001    03/31/01
                     ------      ------      ------      ------     ------
 Inventory          $   212     $  (107)     $  (65)     $    -    $    40
 Elimination of
   duplicate assets     830         (27)          -           -        803
 Employee costs          75         (25)          -         (50)         -
       Other            101         (20)          -          50        131
                     ------      ------       -----       -----     ------
                    $ 1,218     $  (179)     $  (65)     $    -    $   974
                     ======      ======       =====       =====     ======

      The total amounts utilized during the first quarter of 2001 were $179, of which $107 were non cash costs.

      During the first quarter of 2001 the Company reversed $65 relating to SKU reduction and inventory adjustment reserves which were no longer needed as a result of change in estimates by management.

      Amounts in  the change  in estimate  column represent  reallocation  of accruals between categories and not increases in initial charges. These reallocations were due to reductions in employee related cost estimates offset by higher than anticipated other transaction costs.


 Note 8. The Company incurred significant pre-tax losses in the fourth quarter of 2000. Accordingly, the income tax provision primarily reflects foreign taxes. On a tax return basis, the Federal operating loss carryforwards were in excess of $33.0 million.


 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This commentary should be read in conjunction with the Company's consolidated financial statements and related footnotes and management's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-K for the year ended December 30, 2000.


 2001 Special, Restructuring and Other Charges

      In fiscal year 2000, the Company began implementation of a restructuring plan that was undertaken to reduce fixed costs and better position the Company for sustained profitability. The restructuring plan entails the closure of the Leominster, MA facility, reconfiguration of remaining manufacturing facilities, a reduction in headcount and a realignment of the selling process.

      The Company began to implement the restructuring plan in December 2000 and accordingly a pretax charge of $12.4 million was taken, of which $1.9 million was deemed to be Special Charges and $10.5 million as Restructuring and Other Charges (collectively referred to herein as the "2000 Charges"). During the first quarter of 2001 and the Company recorded a pretax charge of $2.6 million, of which $0.1 million was deemed to be Special Charges and $2.5 million as Restructuring and Other Charges (collectively referred herein as "2001 Charges"). The restructuring actions are expected to be complete by the third quarter of 2001.

      As disclosed in Note 6 to the Consolidated Financial Statements of this Form 10-Q, the 2001 Charges were comprised of (i) charge to relocate and liquidate inventory at Leominster and other facilities, (ii) charge for the relocation of machinery and equipment used at the Leominster facility and other facilities, (iii) charge for lease termination and sub-lease costs,
 (iv) charge to write off obsolete and duplicate assets that were used at the Leominster facility and other facilities, (v) charge for employee related severance costs, and (vi) charge for other related restructuring costs. The total 2001 Charges include a reversal of $0.1 million for SKU reduction and inventory adjustments relating to the 1999 Charges.

      The Company anticipates that the result of these restructuring actions will generate annual pretax cash savings of $5.0-$6.0 million of which $2.0- $3.0 million is expected to be realized in 2001.


 Thirteen-weeks ended March 31, 2001 compared to the thirteen-weeks ended March 25, 2000

      In the discussion and analysis that follows, all references to the first quarter of 2001 are to the thirteen-week period ended March 31, 2001 and all references to the first quarter of 2000 are to the thirteen-week period ended March 25, 2000. The following discussion and analysis compares the actual results for the first quarter of 2001 to the actual results for the first quarter of 2000 with reference to the following (in thousands; unaudited):
                                                Thirteen-weeks ended
                                          ---------------------------------
                                          March 31,               March 25,
                                            2001                    2000
                                            ----                    ----
  Net sales ....................    $ 64,126     100.0%     $ 68,089     100.0%
  Cost of goods sold ...........      49,918      77.8        52,170      76.6
  Special charges, net .........         110       0.2             -         -
                                     -------     -----       -------     -----
    Gross profit ...............      14,098      22.0        15,919      23.4
  Operating expenses ...........       9,299      14.5        10,978      16.2
  Amortization of intangible
    assets .....................         929       1.4         1,320       1.9
  Restructuring and other charges      2,483       3.9             -         -
                                     -------     -----       -------     -----
    Operating profit ...........       1,387       2.2         3,621       5.3

  Interest expense .............      (5,479)     (8.5)       (5,137)     (7.5)
  Other income (expense) .......          76       0.1          (582)     (0.9)
                                     -------     -----       -------     -----
    Loss before income taxes          (4,016)     (6.2)       (2,098)     (3.1)

  Income tax (expense) benefit .         (67)     (0.1)          881       1.3
                                     -------     -----       -------     -----
  Net loss .....................    $ (4,083)     (6.3)%    $ (1,217)     (1.8)%
                                     =======     =====       =======     =====
  Net loss per share - Basic ...    $  (0.55)               $  (0.17)

  Net loss per share - Diluted .    $  (0.55)               $  (0.17)

  Weighted average common shares
   Outstanding -
     Basic                             7,429                   7,277
     Diluted                           7,429                   7,277



      Net sales. Net sales of $64.1 million in the first quarter of 2001 decreased $4.0 million or 5.8% from $68.1 million in the comparable quarter of 2000. The decrease in net sales is primarily a result of lost sales to Bradlee's, a regional retailer in the northeast, due to its recent bankruptcy filing as well as a loss of sales to several other customers who recently declared bankruptcy. The closure of a manufacturing facility (Leominster, MA), which was completed during the first quarter of 2001, also negatively affected net sales as management decided to reduce sales to low margin and financially challenged customers who were served by this facility.

      Special Charges. In 2001 the Company recorded Special Charges of $0.1 million in connection with the closure of the Leominster facility as well as the realignment of other manufacturing facilities which began in the fourth quarter of 2000. The primary component of the Special Charges includes inventory reserves to relocate and liquidate inventory. The Special Charges are net of a $0.1 million reversal of a portion of the special charge recorded in the third quarter of 1999 to undertake a restructuring and consolidation plan.

      Gross profit before special charges. The Company's gross profit before Special Charges in the first quarter of 2001 decreased to $14.2 million from $15.9 million in the comparable quarter of 2000. Gross profit margins declined to 22.2% from 23.4% in the prior year comparable quarter. The decline in profit margins is primarily due to deterioration in selling prices of many of the Company's plastic housewares products. The selling price reductions are a result of competitive pressures. Partially offsetting the above was the positive impact of the realignment of several manufacturing facilities which improved production efficiencies in the current quarter. The cost of resin during the first quarter of 2001 was flat to the first quarter of 2000.

      Operating expenses. Operating expenses improved to 14.5% of net sales or $9.3 million versus 16.2% or $11.0 million in the comparable quarter of 2000. The improvement is primarily a result of a decrease in warehousing costs. Additional benefits were achieved as a result of planned headcount reductions that were completed by the end of the first quarter 2001.

      Restructuring and Other Charges. The Company recorded Restructuring and Other Charges of $2.5 million in the first quarter of 2001 related to the continued implementation of the fourth quarter 2000 restructuring plan. The charges are comprised of (i) charge for the relocation of machinery and equipment, (ii) lease termination and sub-lease costs, (iii) write off of obsolete and duplicate assets that were used at the Leominster facility and other facilities, (iv) employee related severance costs, and (v) reversal of other related restructuring costs.

      Amortization of intangible assets. Amortization of intangible assets in the first quarter of 2001 was 1.4% of net sales or $0.9 million versus 1.9% or $1.3 million in the comparable quarter of 2000. The decrease in the current quarter reflects the December 2000 $44.4 million asset impairment charge to reduce the carrying value of goodwill.

      Interest expense.    Interest expense  of  $5.5 million  in  the  first
 quarter of 2001 increased $0.4 million from $5.1 million in the first quarter of 2000. The increase in interest expense is a function of higher borrowing rates. Borrowing rates under the Company's senior loan agreement were increased as a result of the September 2000 amendment to the Company's Revolving Credit Agreement.

      Other income (expense). During the first quarter of 2001 the Company generated other income of $0.08 million primarily due to gains on sale of assets. In 2000, the Company incurred approximately $0.6 million of fees and expenses associated with a review of strategic alternatives to enhance shareholder value.

      Income tax expense. The income tax provision recorded in the first quarter of 2001 primarily relates to foreign taxes. A significant prior year operating loss has resulted in tax operating loss carryforwards. The Company did not record a tax benefit in the current quarter, as there are no assurances that future income will be sufficient to utilize these loss carryforwards. In the first quarter of 2000 a tax benefit of $0.9 million was recorded.

      Net earnings (loss). The Company had a net loss of $4.1 million, or $0.55 per share, as compared to a net loss of $1.2 million, or $0.17 per share, in the comparable quarter of 2000. Excluding the effects of the special, restructuring and other charges, the loss in the first quarter of 2001 was $1.5 million ($0.20 per share) as compared to a loss of $1.2 million ($0.17 per share) in the first quarter of 2000. The weighted shares outstanding increased to 7,429 from 7,277 in the first quarter 2000. The primary contributor to the increase in weighted average common shares outstanding was the Company's issuance of restricted stock in the fourth quarter of 2000.


 Capital Resources and Liquidity

      The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing under the Company's revolving credit facilities.

      Cash and cash equivalents were $2.4 million, a decrease of $0.8 million from December 30, 2000. The Company's total debt increased $1.2 million in the first quarter of 2001 to $222.8 million. The increase in debt is primarily attributable to equipment and inventory relocations in connection with restructuring actions. There was also a slight build up of inventory in anticipation of second quarter seasonal sales increases.

      The Company's working capital, excluding cash and short term debt, of $22.0 million was essentially flat to December 30, 2000.

      Capital spending in the quarter was $1.7 million as compared to $5.7 million in the comparable quarter of 2000. Capital spending in the current quarter included $0.5 million for information technology and $1.2 million for a variety of production facility projects as well as the replacement of machinery and equipment. Capital spending in the first quarter 2000 was primarily due to the build out of the El Paso facility.

      The Company was in compliance with all amended loan covenants as of March 31, 2001.

      The Company believes its existing financing facilities together with its cash flow from operations will provide sufficient capital to fund operations, make required debt repayments payments and meet anticipated capital spending needs. Availability under the Revolving Credit Agreement at March 31, 2001 was $28.3 million.


 Management Outlook and Commentary

 * During the second half of 2000 the Company experienced deterioration in the selling prices of various plastic houseware products. This occurred in response to competitive pressures from existing competition as well as new entrants to the market. These competitive pressures forced the Company to reduce selling prices to maintain shelf space. The first quarter margins were negatively impacted by these factors. It is expected that the second quarter selling prices will also be below second quarter 2000 levels. Consequently, margins in the second quarter of 2001 are expected to be below those in the second quarter of 2000. For the remainder of the year the Company believes that selling prices will be at levels consistent with the second half of 2000.

 * The continuing weak economic conditions have negatively impacted the Company's current quarter operating results. These conditions negatively impacted sales as several of the Company's retail customers recently filed for bankruptcy protection. The Company estimates that it has lost approximately $10.0 million in annual sales due to these bankruptcies. As the weak economic conditions continue the Company may encounter further consolidation of its retail customer base through additional customer bankruptcies. Also, further business may be lost in 2001 as the Company evaluates its relationships with several other financially challenged customers.

 * Management continued to implement the Company's restructuring plan during the first quarter. As part of the restructuring plan management decided to close the Leominster facility. This facility was selected because of the following reasons. The factory was highly inefficient as compared to the Company's other manufacturing facilities and many of the customers served by this facility were financially challenged with unacceptable profit margins. This will likely mean that the Company will lose up to $10.0 million of annual sales, however, management believes that the closing of an inefficient factory and reducing sales to low margin customers may have a positive impact on the Company's operating results. As a result of these actions management expects to save approximately
   $1.0 million annually. The closure of the Leominster facility was completed in the first quarter of 2001.

 * The Company's restructuring plan also included the realignment of several manufacturing facilities to improve production efficiency and lower costs. During the first quarter of 2001 the Company began centralizing the manufacturing process of several products to enable the Company to better utilize key management and manufacturing strengths as well as balance production that has shifted from the closure of the Leominster facility. As part of these actions management estimates annual cost savings of approximately $1.0 to $2.0 million. The facility realignment plan is expected to be complete by June 2001.

 * During the first quarter, management completed the realignment of the Company's selling process. Historically all sales were made through the assistance of manufacturing rep groups. The rep groups received commissions of 1% to 5% of sales. During the fourth quarter of 2000 several rep groups were terminated and in some instances others had their commission rates reduced. Through some incremental spending the Company has been able to replicate the rep group services with an in-house selling effort. The implementation has been completed during the first quarter and management projects savings in 2001 of approximately $1.0 million.

 * The Company's primary raw materials are plastic resin, steel, fabric and corrugated packaging. Changes in the cost of these materials may have a significant impact on the Company's operating results. Management does not anticipate significant fluctuations in the cost of these materials during the remainder of 2001. On the other hand the cost of these items is affected by many factors outside of the Company's control and changes to the current trends are possible.

 * Plastic resin represents approximately 20% to 25% of the Company's cost of goods sold. First quarter resin prices were essentially flat to prior year and approximate the average cost over the last 20 years. However, there is no assurance that the current costing levels will continue. The future cost of plastic resin is very difficult to predict. Plastic resin costs are impacted by several factors outside the control of the Company including supply and demand characteristics, oil and natural gas prices and the overall health of the economy. Any of these factors could potentially have a positive or negative impact on plastic resin prices.

 * Management believes that its cost cutting initiatives along with a focus on improved selling margins will provide adequate cash flow to meet its operating obligations, debt service and capital spending needs for the remainder of 2001. If these efforts or other business factors cause an adverse change in this assessment then the Company may consider selling selective assets to significantly reduce debt levels.

 * The Company is highly leveraged with total debt being approximately three times its net tangible assets. Consequently earnings and cash flow could be materially affected by increases in interest rates or other business factors. The Company expects to be in compliance with its financial and operating covenants during the remainder of 2001.

 * As a result of the operating loss incurred in 2000 and the costs associated with the Company's 2000/2001 restructuring plan significant tax loss carryforwards have been generated. As a result management does not expect to pay any federal income tax for the next several years.


 ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company's primary market risk is impacted by changes in interest rates and certain commodity based raw materials.

      Interest Rate Risk. The Company's revolving credit agreement and term loan are LIBOR-based and are subject to interest rate movements. During the first quarter of 2001 the Company did not experience any material changes in interest rate risk that would affect the disclosures presented in the Company's Annual Report on Form 10-K for the fifty-three week period ended December 30, 2000.

      Commodity Risk. The Company is subject to fluctuations in commodity based raw materials such as plastic resin, steel and griege fabric. There have been no significant changes in the costs of plastic resin, steel and griege fabric during the first quarter of 2001.

      The Company has entered into commitments to purchase certain minimum annual volumes of plastic resin. These purchase commitments approximate 50% of the Company's total annual plastic resin purchases. The Company expects to purchase in excess of 150 million pounds of resin in 2001. The agreements expire in May and August of 2002. The purchase commitment pricing is not tied to fixed rates; therefore, the Company's results of operations or financial position could be affected by significant changes in the market cost of plastic resin.


 Forward Looking Statements

      This quarterly report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Management Outlook and Commentary" and "Quantitative and Qualitative Disclosures about Market Risk" sections contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: (i) the impact of the level of the Company's indebtedness;
 (ii) restrictive covenants contained in the Company's various debt documents; (iii) general economic conditions and conditions in the retail environment; (iv) the Company's dependence on a few large customers;
 (v) price fluctuations in the raw materials used by the Company, particularly plastic resin; (vi) competitive conditions in the Company's markets; (vii) the seasonal nature of the Company's business;
 (viii) fluctuations in the stock market; (ix) the extent to which the Company is able to retain and attract key personnel; (x) relationships with retailers; and (xi) the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis. The Company undertakes no obligation to revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission which attempt to advise interested parties of the factors which affect the Company's business.


 ITEM 6. Exhibits and Reports on Form 8-K

       (a) Exhibits - none


       (b) Reports on Form 8-K - not applicable.



                                  SIGNATURE



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            Home Products International, Inc.

                               By:  /s/ James E. Winslow
                                    ----------------------------
                                        James E. Winslow
                                        Executive Vice President and
                                        Chief Financial Officer


 Dated:  May 11, 2001