Form 10-Q
period 2001-06-30
HOME PRODUCTS INTERNATIONAL INC
filed 2001-08-14
CIK 814457

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

 [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2001

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

 Common shares, par value $0.01, outstanding as of August 4, 2001 - 7,773,142

                      HOME PRODUCTS INTERNATIONAL, INC.

                                    INDEX

                                                                     Page
                                                                    Number
                                                                    ------
Part I.  Financial Information


           Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets              3

                    Condensed Consolidated Statements of
                    Operations and Retained Earnings                   4

                    Condensed Consolidated Statements of
                    Cash Flows                                         5

                    Notes to Condensed Consolidated Financial
                    Statements                                         6

           Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                     12


           Item 3.  Quantitative and Qualitative Disclosures
                    About Market Risk                                 19

  Part II. Other Information

           Items 1 through 3 and Item 5 are not applicable

           Item 4.  Submission of Matters to a Vote of
                    Security Holders                                  21

           Item 6.  Exhibits and Reports on Form 8-K                  21


  Signature                                                           22

 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements


                       HOME PRODUCTS INTERNATIONAL, INC.
                     Condensed Consolidated Balance Sheets
                      (in thousands, except share amounts)


                                                     (unaudited)
                                                       June 30,   December 30,
                                                         2001         2000
                                                       --------     --------
                     Assets
 Current assets:
   Cash and cash equivalents ...............          $   1,778    $   3,152
   Accounts receivable, net ................             43,430       46,095
   Inventories, net ........................             28,414       27,388
   Prepaid expenses and other current assets              3,230        4,051
                                                       --------     --------
     Total current assets ..................             76,852       80,686
                                                       --------     --------
 Property, plant and equipment - at cost....             97,378       94,161
 Less accumulated depreciation and
   amortization.............................            (44,329)     (38,280)
                                                       --------     --------
 Property, plant and equipment, net.........             53,049       55,881
                                                       --------     --------
 Intangible, net and other assets...........            127,286      129,085
                                                       --------     --------
     Total assets ..........................          $ 257,187    $ 265,652
                                                       ========     ========
 Liabilities and Stockholders' Deficit
 Current liabilities:
   Accounts payable ........................          $  16,374    $  20,521
   Accrued liabilities .....................             34,885       34,981
   Current maturities of long-term
     obligations............................              7,058        6,558
                                                       --------     --------
     Total current liabilities .............             58,317       62,060
                                                       --------     --------
 Long-term obligations - net of current
   maturities...............................            213,475      215,051
 Other liabilities..........................              3,103        3,038
 Stockholders' deficit:
   Preferred Stock - authorized, 500,000
     shares, $.01 par value; - None issued..                  -            -
   Common Stock - authorized 15,000,000
    shares, $.01 par value; 8,568,038 shares
    issued at June 30, 2001 and 8,561,642
    shares issued at December 30, 2000 .....                 86           86
   Additional paid-in capital ..............             49,811       49,811
   Accumulated deficit .....................            (60,565)     (57,242)
   Common stock held in treasury - at cost
     822,394 shares at June 30, 2001 and
     December 30, 2000......................             (6,528)      (6,528)
   Deferred compensation ...................               (512)        (624)
                                                       --------     --------
     Total stockholders' deficit ...........            (17,708)     (14,497)
                                                       --------     --------
     Total liabilities and stockholders'
       deficit..............................          $ 257,187    $ 265,652
                                                       ========     ========

 The accompanying notes are an integral part of the financial statements.

                       HOME PRODUCTS INTERNATIONAL, INC.
     Condensed Consolidated Statements of Operations and Retained Earnings
                                (unaudited)
                   (in thousands, except per share amounts)


                                       Thirteen weeks       Twenty-six weeks
                                            ended                ended
                                       --------------------------------------
                                     June 30,  June 24,   June 30,   June 24,
                                       2001      2000       2001       2000
                                       --------------------------------------
 Net sales .........................  $65,858   $70,910   $129,984   $138,999
 Cost of goods sold ................   49,954    56,026     99,872    108,196
 Special charge, net ...............        -         -        110          -
                                       ------    ------    -------    -------
   Gross profit ....................   15,904    14,884     30,002     30,803

 Operating expenses:
   Selling .........................    5,032     6,129     10,401     13,235
   Administrative ..................    3,788     3,769      7,718      7,641
   Amortization of intangible assets      930     1,315      1,859      2,635
   Restructuring and other charges..        -         -      2,483          -
                                       ------    ------    -------    -------
                                        9,750    11,213     22,461     23,511
                                       ------    ------    -------    -------
   Operating profit ................    6,154     3,671      7,541      7,292
                                       ------    ------    -------    -------
 Other income (expense):
   Interest income .................        7        33         17         48
   Interest (expense) ..............   (5,391)   (5,634)   (10,870)   (10,771)
   Other income (expense), net .....       21        33         87       (564)
                                       ------    ------    -------    -------
                                       (5,363)   (5,568)   (10,766)   (11,287)
                                       ------    ------    -------    -------
   Income (loss) before income taxes      791    (1,897)    (3,225)    (3,995)

 Income tax (expense) benefit ......      (31)      793        (98)     1,674
                                       ------    ------    -------    -------
   Net income (loss) ...............  $   760   $(1,104)  $ (3,323)  $ (2,321)
                                       ======    ======    =======    =======
 Net income (loss) per common share:
   Basic ...........................  $  0.10   $ (0.15)  $  (0.45)  $  (0.32)
                                       ======    ======    =======    =======
   Dilutive ........................  $  0.10   $ (0.15)  $  (0.45)  $  (0.32)
                                       ======    ======    =======    ========

 The accompanying notes are an integral part of the financial statements.

                      HOME PRODUCTS INTERNATIONAL, INC.
               Condensed Consolidated Statements of Cash Flows
                                 (unaudited)
                            (dollars in thousands)



                                                       Twenty-six weeks ended
                                                        ---------------------
                                                        June 30,     June 24,
                                                          2001         2000
                                                        --------     --------
 Operating activities:

  Net loss .......................................     $  (3,323)   $  (2,321)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization .................         7,965        9,208
   Amortization of stock compensation ............           112            -
   Other, net ....................................           (52)         688
   Changes in current assets and liabilities:
    Decrease in accounts receivable ..............         2,665        6,645
    (Increase) in inventories ....................        (1,026)     (12,913)
    Decrease in prepaid expenses and other........           360        2,335
    Increase (decrease) in accounts payable.......        (4,147)       3,882
    (Decrease) in accrued liabilities ............        (1,314)      (6,109)
                                                        --------     --------
 Net cash provided by operating activities........         1,240        1,415
                                                        --------     --------
 Investing activities:
  Proceeds from sale of building, net ............         1,218            -
  Capital expenditures, net ......................        (2,756)      (7,884)
                                                        --------     --------
 Net cash used for investing activities...........        (1,538)      (7,884)
                                                        --------     --------
 Financing activities:
  Payments on term loan borrowings ...............        (1,500)      (2,500)
  Borrowings under revolving line of credit.......           500        7,750
  Payment of capital lease obligation ............           (76)         (92)
  Exercise of stock options, issuance of common
   stock under stock purchase plan and other......             -          247
                                                        --------     --------
 Net cash (used) provided by financing activities         (1,076)       5,405
                                                        --------     --------
  Net decrease in cash and cash equivalents.......        (1,374)      (1,064)
  Cash and cash equivalents at beginning of period         3,152        4,861
                                                        --------     --------
  Cash and cash equivalents at end of period......     $   1,778    $   3,797
                                                        ========     ========
 Supplemental disclosures: Cash paid in the
   period for:
  Interest .......................................     $   9,983    $  10,130
                                                        --------     --------
  Income taxes, net ..............................     $     208    $       -
                                                        --------     --------

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

      The unaudited condensed financial statements included herein as of and for the thirteen-weeks ended June 30, 2001 and June 24, 2000 reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position, the results of operations and cash flows. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's 2000 Annual Report on Form 10-K. The results for the interim periods presented are not necessarily indicative of results to be expected for the full year.


 Note 2. Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year's presentation.


 Note 3.  New Accounting Standards and Pending Accounting Changes

      In June 1998 and 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 and No. 137, respectively. The FASB issued SFAS No. 138 to amend SFAS No. 133, in June 2000. Collectively, these statements are intended to represent the comprehensive guidance on accounting for derivatives and hedging activities. The adoption of these new standards on December 31, 2000 did not have an effect on the Company's results of operations as it has no derivatives or hedging instruments.

 Current and Pending Accounting Changes.

      In May 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 14, "Accounting for Certain Sales Incentives". This issue addresses the recognition, measurement, and income statement classification of various types of sales incentives, including discounts, coupons, rebates, and offers for free products. Upon adopting EITF No. 00-14, which is effective with the fourth quarter of 2001, it is required that these sales incentives be classified as deductions from sales within the income statement. The Company's historical accounting policy has been to include these types of sales incentives as a deduction of sales.

      In January 2001, the EITF reached a consensus on Issue 3 of No. 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". This consensus required that certain rebate offers and free products that are delivered subsequent to a single exchange transaction be recognized when incurred and reported as a reduction of sales. The Company is currently in compliance with this pronouncement, which was effective the first quarter 2001.

      In April 2001, the EITF reached a consensus on Issue No. 00-25 ("EITF 00-25"), "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," which requires the costs of certain vendor consideration, such as slotting fees and off-invoice arrangements, to be classified as a reduction of revenue rather than as marketing expense. The Company will be required to adopt EITF No. 00-25 by the fourth quarter of 2001. The Company believes that it is currently in compliance with this pronouncement.

      In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being combined into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002. The adoption of these accounting standards will reduce the Company's amortization of goodwill commencing January 1, 2002.


 Note 4.  Inventories

      The components of the Company's inventory consists of direct labor, direct materials and the applicable portion of the overhead required to manufacture the goods.


                                            June 30,    December 30,
                                              2001          2000
                                             ------        ------
   Finished goods.....................      $21,007       $15,420
   Work-in-process....................        2,112         2,027
   Raw materials......................        5,295         9,941
                                             ------        ------
                                            $28,414       $27,388
                                             ======        ======

 Note 5. Net Income (Loss) Per Share

      The following information reconciles net income (loss) per share basic and diluted:

                                         Thirteen weeks      Twenty-six weeks
                                              ended               ended
                                         ------------------------------------
                                        June 30, June 24,   June 30,  June 24,
                                          2001     2000       2001      2000
                                         ------------------------------------
 Net income (loss) ..................   $   760  $(1,104)   $(3,323)  $(2,321)
 Weighted average common shares
   outstanding: basic ...............     7,467    7,272      7,465     7,272
 Impact of stock options and warrants       156        -          -         -
                                         ------   ------     ------    ------
 Weighted average common shares
   outstanding: diluted .............     7,623    7,272      7,465     7,272
                                         ======   ======     ======    ======
 Net income (loss) per share: basic..   $  0.10  $ (0.15)   $ (0.45)  $ (0.32)
                                         ======   ======     ======    ======
 Net income (loss) per share: diluted   $  0.10  $ (0.15)   $ (0.45)  $ (0.32)
                                         ======   ======     ======    ======

      Stock options and warrants are not considered dilutive in the thirteen week period ended June 24, 2000 and twenty-six week periods ended June 30, 2001 and June 24, 2000 because the effect would be anti-dilutive.


 Note 6. Divestiture of the Plastics, Inc. Product Line

      On June 7, 2001, the Company entered into a definitive agreement to sell its commercial servingware product line, Plastics, Inc., to A & E Products Group LP, an affiliate of Tyco International. The company completed the sale on July 6, 2001 for $71 million in cash (the "Sale"). The net sale proceeds of $68 million (including transaction costs and other related costs) were used to retire the Company's term debt and a portion of its revolving credit borrowings. For more information about the divestiture see the Current Report on Form 8-K filed on July 18, 2001 and Current Report on Form 8-K/A filed on July 27, 2001.

      The unaudited pro forma historical results for the thirteen weeks ended June 30, 2001 and June 24, 2000 as well as the twenty-six weeks ended June 30, 2001 and June 24, 2000, as if the Plastics, Inc. product line had been sold at the beginning of fiscal 2001 and 2000, respectively, are estimated to be:

                                  Thirteen weeks       Twenty-six weeks
                                       ended                 ended
                                 ---------------------------------------
                                June 30,   June 24,   June 30,  June 24,
                                  2001       2000       2001      2000
                                 ---------------------------------------
 Net sales ...................  $54,386    $60,054   $111,381   $121,339
                                 ======     ======    =======    =======
 Net loss ....................  $  (691)   $(1,438)  $ (3,773)  $ (2,024)
                                 ======     ======    =======    =======
 Net loss per common share ...  $ (0.09)   $ (0.20)   $ (0.51)   $ (0.28)
                                 ======     ======    =======    =======

      The pro forma results reflect a decrease in goodwill amortization and a reduction of interest expense on the retirement of debt due to the divestiture. The pro forma results are not necessarily indicative of what actually would have occurred if the divestiture had been completed as of the beginning of each of the fiscal periods presented, nor are they necessarily indicative of future consolidated results.


 Note 7. 2001 Special, Restructuring and Other Charges

      In 2000, the Company began implementation of a restructuring plan that was undertaken to reduce fixed costs and better position the Company for sustained profitability. The restructuring plan entails the closure of the Leominster, MA facility, reconfiguration of remaining manufacturing facilities, a reduction in headcount and a realignment of the selling process.

      The Company began to implement the restructuring plan in December 2000 and accordingly a pretax charge of $12.4 million was taken, of which $1.9 million was deemed to be Special Charges and $10.5 million as Restructuring and Other Charges (collectively referred to herein as the "2000 Charges"). During the first quarter of 2001 the Company recorded a pretax charge of $2.6 million, of which $0.1 million was deemed to be Special Charges and $2.5 million as Restructuring and Other Charges (collectively referred herein as "2001 Charges"). No additional charges were recorded during the thirteen-week period ended June 30, 2001. The restructuring actions are expected to be complete by the third quarter of 2001.

      The Company anticipates that these restructuring actions will result in annual pretax cash savings of $5.0-$6.0 million of which $2.0-$3.0 million is expected to be realized in 2001.

 The 2001 Charges are summarized as follows:


                                                    Thirteen    Twenty-six
                                                   Weeks Ended  Weeks Ended
                                                    June 30,     June 30,
                                                      2001         2001
                                                     ------       ------
  Cost of Goods Sold:
    Special Charges:

     Inventory relocation and liquidation           $     -      $   175
     SKU reduction and inventory adjustments
       related to 1999                                    -          (65)
                                                     ------       ------
     Total charge to cost of goods sold                   -          110
                                                     ------       ------
   Operating Expenses:

    Restructuring and other charges:
     Plant and facilities:
      Relocation of machinery & equipment                 -        1,179
      Lease termination & sub-lease costs                 -          971
     Elimination of obsolete assets                       -           29
     Employee related costs                               -          341
     Other costs                                          -          (37)
                                                     ------       ------
     Total charge to operating expenses                   -        2,483
                                                     ------       ------
       Total net charges                            $     -      $ 2,593  (1)
                                                     ------       ------

 (1) The 2001 Charges of $2,593, is comprised of $2,269 in additional charges and a change in estimate of $389 and is net of $(65) adjustment related to 1999 restructuring.

      The components of the 2001 Charges were (i) $175 charge to relocate and liquidate inventory at Leominster and other facilities, (ii) $1,179 charge for the relocation of machinery and equipment and $971 charge for lease termination & sub-lease costs (total net charge of $2,150), (iii) $29 charge to write off obsolete and duplicate assets that were used at the Leominster facility and other facilities, (iv) $341 charge for employee related severance costs, (v) ($37) reversal of charge associated with other related restructuring costs, and (vi) ($65) reversal of SKU reduction and inventory adjustments relating to the 1999 Special Charges. The total 2001 Charges were $2,658 excluding the impact of the 1999 Special Charges reversal.

      A breakdown of the net charge (excluding the impact of the 1999 Special Charges) between cash and non-cash items is summarized as follows. The special charges are comprised of $120 of cash and $55 for non-cash items. The restructuring and other charges are comprised of $2,311 of cash items and $172 of charges related to non-cash items.

      As a result of the closure of the Leominster facility the Company eliminated approximately 124 hourly and salaried positions in Leominster.

      Restructuring plans established in connection with the 2000/2001 charges are proceeding as planned and remaining restructuring reserves of $8,300, as of June 30, 2001, are considered adequate to cover committed restructuring actions. Restructuring reserve balances as of December 30, 2000, activity during the current year and restructuring reserve balances as of June 30, 2001, were as follows:


                        Reserve                         Amounts      Reserve
                        balance Additional  Change in  utilized      balance
                           at     charge    estimate     in             at
                       12/30/00    2001       2001       2001        06/30/01
                        ------    ------     -----      ------         ------
 Inventory             $ 2,744   $   765    $ (590)    $(1,645)       $ 1,274
 Plant and facilities    3,950     1,190       960        (702) (a)     5,398
 Obsolete and
   duplicate assets        916         -        29        (243)           702
 Employee related
   costs                   835       278        63        (885)           291
 Other                     875        36       (73)       (203)           635
                        ------    ------     -----      ------         ------
                       $ 9,320   $ 2,269    $  389     $(3,678) (a)   $ 8,300
                        ------    ------     -----      ------         ------

 (a) The plant and facilities reserve includes cash proceeds of $1,218 from the sale of certain assets. The proceeds were in excess of the reserve established for the disposal of these assets, resulting in a gain of $1,218. The gain is currently included in the plant and facilities reserve pending the finalization/completion of the Company's remaining plant and facilities restructuring actions as well as the restructuring reserve in total. Amounts utilized, excluding the cash proceeds of $1,218, were $4,896 for the twenty-six week period ended June 30, 2001. Net cash outlays were $2,330.

     Certain reserve balances as of December 30, 2000 were reclassified to be consistent with the current presentation. The reclassifications did not effect the initial charges recorded in the fourth quarter of 2000.


 Note 8. 1999 Special, Restructuring and Other Nonrecurring Charges

      In the third quarter of 1999, the Company recorded a $15,000 pretax charge, comprised of a Special Charge and a Restructuring and Other Nonrecurring Charge (collectively referred to herein as the "1999 Charges"). The 1999 Charges were incurred in accordance with a plan adopted in July 1999 to consolidate two of the Company's wholly-owned subsidiaries and to implement a national branding strategy.

      Restructuring plans established in connection with the 1999 charges are proceeding as planned and remaining restructuring reserves of $906 as of June 30, 2001, are considered adequate to cover committed restructuring actions. Restructuring reserve balances as of December 30, 2000, activity during the current year and restructuring reserve balances as of June 30, 2001, were as follows:

                    Reserve      Amounts     Reversal    Change in    Reserve
                   balance at  utilized in  of reserve    estimate   balance at
                    12/30/00      2001        2001         2001       06/30/01
                     ------      ------      -----        ------       ------
 Inventory          $   212     $  (112)    $  (65)      $     -      $    35
 Elimination of
  duplicate assets      830         (90)         -             -          740
 Employee costs          75         (25)         -           (50)           -
 Other                  101         (20)         -            50          131
                     ------      ------      -----        ------       ------
                    $ 1,218     $  (247)    $  (65)      $     -      $   906
                     ------      ------      -----        ------       ------

      The total amount utilized during the twenty-six week period ended June 30, 2001 was $247, which included $135 of cash costs.

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


 Note 9.   Income Taxes

      The Company incurred significant pre-tax losses in the fourth quarter of 2000. Accordingly, the income tax provision primarily reflects foreign taxes. On a tax return basis, the Company had income tax carryforwards relating to U.S. net operating losses of approximately $34 million, which expire in 2012 to 2020.

 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This commentary should be read in conjunction with the Company's consolidated financial statements and related footnotes and management's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-K for the year ended December 30, 2000.


 Divestiture of the Plastics, Inc. Product Line

      One June 7, 2001, the Company entered into a definitive agreement to sell its commercial servingware product line, Plastics, Inc., to A & E Products Group LP, an affiliate of Tyco International. The company completed the sale on July 6, 2001 for $71 million in cash (the "Sale"). The net sale proceeds of $68 million, net of transaction costs and other related costs, were used to retire the Company's term debt and a portion of its revolving credit borrowings. See Note 6 of this Form 10-Q for additional information. The following discussion of business results does not take into account the divestiture of the Plastics, Inc. product line.

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

      The Company began to implement the restructuring plan in December 2000 and accordingly a pretax charge of $12.4 million was taken, of which $1.9 million was deemed to be Special Charges and $10.5 million as Restructuring and Other Charges (collectively referred to herein as the "2000 Charges"). During the first quarter of 2001 the Company recorded a pretax charge of $2.6 million, of which $0.1 million was deemed to be Special Charges and
 $2.5 million as Restructuring and Other Charges (collectively referred herein as "2001 Charges"). No additional charges were recorded during the thirteen-week period ended June 30, 2001. The restructuring actions are expected to be complete by the third quarter of 2001.

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


 Thirteen weeks ended June 30, 2001 compared to the thirteen weeks ended June 24, 2000

      In the discussion and analysis that follows, all references to the second quarter of 2001 are to the thirteen-week period ended June 30, 2001 and all references to the second quarter of 2000 are to the thirteen-week period ended June 24, 2000. The following discussion and analysis compares the actual results for the second quarter of 2001 to the actual results for the second quarter of 2000 with reference to the following (in thousands; unaudited):


                                                Thirteen weeks ended
                                          ---------------------------------
                                          June 30, 2001       June 24, 2000
                                          --------------     --------------
   Net sales.....................        $65,858   100.0%   $70,910   100.0%
   Cost of goods sold............         49,954    75.9     56,026    79.0
                                          ------   -----     ------   -----
     Gross profit................         15,904    24.1     14,884    21.0
   Operating expenses............          8,820    13.4      9,898    14.0
   Amortization of intangible
     assets......................            930     1.4      1,315     1.8
                                          ------   -----     ------   -----
     Operating profit............          6,154     9.3      3,671     5.2

   Interest expense..............         (5,391)   (8.1)    (5,634)   (8.0)
   Other income (expense)........             28     0.0         66     0.1
                                          ------   -----     ------   -----
     Income (loss) before
       income taxes..............            791     1.2     (1,897)   (2.7)

   Income tax (expense) benefit..            (31)   (0.0)       793     1.1
                                          ------   -----     ------   -----
   Net income (loss).............        $   760     1.2%   $(1,104)  (1.6)%
                                          ======   =====     ======   =====
   Net loss per share - Basic....        $  0.10            $ (0.15)

   Net loss per share - Diluted..        $  0.10            $ (0.15)

   Weighted average common shares
    Outstanding  -
    Basic                                   7,467             7,272
    Diluted                                 7,623             7,272

      Net sales. Net sales of $65.9 million in the second quarter of 2001 decreased $5.0 million or 7.1% from $70.9 million in the comparable quarter of 2000. Approximately $4.5 million of the sales decline was due to the bankruptcy of several customers as well as management's decision to reduce sales to various low margin and financially challenged customers. The discontinuation of the food storage product line by a large retailer accounted for approximately $1.6 million of the sales decline. These declines were partially offset by internal sales growth from a new private label laundry product, which is sold to a major retailer. Also offsetting the decline was an increase in sales to the Company's three largest customers. Sales to the Company's three largest customers were $32.6 million in the second quarter 2001, a $1.8 million or 5.8% increase from the prior year comparable quarter.

      Gross profit. The Company's gross profit in the second quarter of 2001 increased to $15.9 million from $14.9 million in the comparable quarter of 2000. Gross profit margins improved to 24.1% from 21.0% in the prior year comparable quarter. The improvement in profit margins is primarily due to a reduction in fixed costs as well as a decrease in sales to certain low margin customers. Overall reduction in fixed costs is primarily a result of the successful implementation of restructuring actions (closure of the Leominster facility and the realignment of other facilities) as well as improved manufacturing production efficiencies. A reduction in raw material costs (primarily plastic resin) and a decrease in sales rep commissions, which were due to the realignment of the Company's selling process, also positively impacted margins. These cost benefits were slightly offset by selling price declines as compared to a year ago.

      Operating expenses. Operating expenses improved to 13.4% of net sales or $8.8 million versus 14.0% or $9.9 million in the comparable quarter of 2000. As part of the restructuring initiatives warehouse space was consolidated resulting in decreased distribution and logistics costs in the second quarter of 2001.

      Amortization of intangible assets. Amortization of intangible assets in the second quarter of 2001 was 1.4% of net sales or $0.9 million versus 1.8% or $1.3 million in the comparable quarter of 2000. The decrease in the current quarter reflects the December 2000 $44.4 million asset impairment charge to reduce the carrying value of goodwill.

      Interest expense.   Interest  expense of  $5.4  million in  the  second
 quarter of 2001 decreased $0.2 million from $5.6 million in the second quarter of 2000. The reduction in interest expense is a function of lower debt balances in the current quarter.

      Other income (expense). During the second quarter of 2001 the Company generated other income of $0.03 million as compared to $0.07 million in the prior year comparable quarter. Other income in the current quarter as well as the prior year quarter were primarily due to gains on the disposal of assets.

      Income tax (expense) benefit. The income tax provision recorded in the second quarter of 2001 primarily relates to foreign taxes. A significant prior year operating loss has resulted in tax operating loss carryforwards. The Company did not record a tax benefit in the current quarter, as there are no assurances that future income will be sufficient to utilize the Company's loss carryforwards. In the second quarter of 2000 a tax benefit of $0.8 million was recorded.

      Net income (loss). The Company had net income of $0.8 million, or $0.10 per share in the second quarter of 2001, as compared to a net loss of $1.1 million, or $(0.15) per share, in the comparable quarter of 2000. The weighted average common shares outstanding in the second quarter 2001 increased to 7,467 from 7,272 in the second quarter 2000. The primary contributor to the increase in weighted average common shares outstanding was the vesting of restricted stock, which was issued by the Company during the fourth quarter of 2000.

 Twenty-six weeks ended June 30, 2001 compared to the twenty-six weeks ended June 24, 2000

      In the discussion and analysis that follows, all references to 2001 are to the twenty-six week period ended June 30, 2001 and all references to 2000 are to the twenty-six week period ended June 24, 2000. The following discussion and analysis compares the actual results of 2001 to the actual results of 2000 with reference to the following (in thousands; unaudited):


                                                 Twenty-six weeks ended
                                          ---------------------------------
                                           June 30, 2001       June 24, 2000
                                          ---------------     ---------------
   Net sales......................       $129,984   100.0%   $138,999   100.0%
   Cost of goods sold.............         99,872    76.8     108,196    77.8
   Special charges, net...........            110     0.1           -       -
                                          -------   -----     -------   -----
     Gross profit.................         30,002    23.1      30,803    22.2
   Operating expenses.............         18,119    14.0      20,876    15.0
   Amortization of intangible
     assets.......................          1,859     1.4       2,635     1.9
   Restructuring and other charges          2,483     1.9           -       -
                                          -------   -----     -------   -----
     Operating profit.............          7,541     5.8       7,292     5.3

   Interest expense...............        (10,870)   (8.4)    (10,771)   (7.8)
   Other income (expense).........            104     0.1        (516)   (0.4)
                                          -------   -----     -------   -----
     Loss before income taxes.....         (3,225)   (2.5)     (3,995)   (3.1)

   Income tax (expense) benefit...            (98)   (0.1)      1,674     1.2
                                          -------   -----     -------   -----
   Net loss.......................       $ (3,323)   (2.6)%  $ (2,321)   (1.7)%
                                          =======   =====     =======   =====
   Net loss per share - Basic.....       $  (0.45)             $(0.32)

   Net loss per share - Diluted...       $  (0.45)             $(0.32)

   Weighted average common shares
    Outstanding  -
    Basic                                   7,465               7,272
    Diluted                                 7,465               7,272


      Net sales. Net sales of $130.0 million in 2001 decreased $9.0 million or 6.5% from $139.0 million in 2000. The majority of the sales decrease can be attributed to Bradlee's and several other retail customers who filed for bankruptcy protection. The discontinuation of the food storage product line by a large retailer accounted for approximately $2.6 million of the sales decline. These declines were partially offset by strong sales of laundry products to existing customers and an increase in sales to the Company's top three customers. Sales to the Company's three largest customers were $65.0 million in 2001, a $3.7 million increase or 6.0% from 2000.

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

      Gross profit before special charges. The Company's gross profit before Special Charges in 2001 was $30.1 million as compared to $30.8 million in 2000. Gross profit margins improved to 23.2% from 22.2% in the prior year.
 The closure of the Leominster facility as well as the realignment of other facilities reduced fixed costs and increased production efficiencies resulting in improved margins. Additional margin improvements were a result of a decrease in raw material costs (primarily plastic resin). A decrease in sales rep commissions, which were due to the realignment of the Company's selling process, also positively affected margins. These benefits were partially offset by selling price declines, which occurred in response to various competitive pressures.

      Operating expenses. Operating expenses improved to 14.0% of net sales or $18.1 million versus 15.0% or $20.9 million in 2000. As part of the 2000 restructuring initiatives, warehouse space was consolidated resulting in a decrease of distribution and logistics costs in 2001. Additional benefits were achieved as a result of planned headcount reductions that were completed in the early part of 2001.

      Amortization of intangible assets. Amortization of intangible assets in 2001 was 1.4% of net sales or $1.9 million versus 1.9% or $2.6 million in 2000. The decrease in the current year reflects the December 2000 $44.4 million asset impairment charge to reduce the carrying value of goodwill.

      Restructuring and Other Charges. The Company recorded Restructuring and Other Charges of $2.5 million in 2001 related to the continued implementation of the fourth quarter 2000 restructuring plan. The charges are comprised of (i) charge for the relocation of machinery and equipment,
 (ii) lease termination and sub-lease costs, (iii) write off of obsolete and duplicate assets that were used at the Leominster facility and other facilities, (iv) employee related severance costs, and (v) reversal of other related restructuring costs.

      Interest expense. Interest expense of $10.9 million in 2001 increased $0.1 million from $10.8 million in 2000. The increase in interest expense is a function of higher borrowing rates partially offset by lower average debt levels in 2000. Borrowing rates under the Company's senior loan agreement were increased as a result of the September 2000 amendment to the Company's Revolving Credit Agreement.

      Other income (expense). During 2001 the Company generated other income of $0.1 million primarily due to gains on sale of assets. In 2000, the Company incurred approximately $0.5 million of fees and expenses associated with a review of strategic alternatives in an effort to enhance shareholder value.

      Income tax (expense) benefit. The income tax provision recorded in 2001 primarily relates to foreign taxes. A significant prior year operating loss has resulted in tax operating loss carryforwards. The Company did not record a tax benefit in the current quarter, as there are no assurances that future income will be sufficient to utilize the Company's loss carryforwards. In 2000 a tax benefit of $1.7 million was recorded.

      Net loss. In 2001 the Company had a net loss of $3.3 million, or $0.45 per share, as compared to a net loss of $2.3 million, or $0.32 per share in 2000. Excluding the effects of the special, restructuring and other charges, the loss in the 2001 was $0.7 million ($0.10 per share) as compared to a loss of $2.3 million ($0.32 per share) in 2000. The weighted average common shares outstanding increased to 7,465 from 7,272 in 2000. The primary contributor to the increase in weighted average common shares was the vesting of restricted shares which were issued in the fourth quarter of 2000.

 Capital Resources and Liquidity

      The Company's primary sources of liquidity and capital resources include cash provided from operations and borrowings under the Company's revolving credit facility.

      Cash and cash equivalents were $1.8 million, a decrease of $1.4 million from December 30, 2000. The Company's total debt decreased $1.1 million in 2001 to $220.5 million. The decrease in debt is primarily due to proceeds from the sale of a former manufacturing facility as well as positive cash flow from operations.

      The Company's working capital, excluding cash and short term debt, was $23.8 million or $1.8 million higher than December 30, 2000.

      Net cash used for restructuring activities was $2.5 million in 2001. Such cash payments represent relocation of inventory and assets, lease termination costs, employee termination benefits and other restructuring expenses.

      Capital spending in 2001 was $2.8 million as compared to $7.9 million in 2000. Capital spending in the current year includes various information technology and production facility projects as well as the replacement of machinery and equipment. The significantly higher capital spending in 2000 was primarily due to the build out of the El Paso facility as well as information technology projects.

      On June 29, 2001, the Company reached an agreement with its principal lenders and The Chase Manhattan Bank as administrative agent (the "Bank
 Group"), to amend the Company's senior credit agreement. The amendment became effective on July 6, 2001 when the Company completed the sale of its Plastics Inc. product line. As a result of the asset sale and corresponding paydown of debt, the Bank Group agreed to amend all financial covenants through the remaining term of the credit agreement consistent with internal Company projections. In addition, the revolving line of credit was reduced from $85 million to $50 million. The Company believes that the credit agreement, which has a maturity date of May 2003, will provide sufficient funds for the Company's working capital needs during the remaining term of the credit agreement. The Company was in compliance with all amended loan covenants as of June 30, 2001.

      The Company believes its existing financing facilities together with its cash flow from operations will provide sufficient capital to fund operations, make required debt repayments payments and meet anticipated capital spending needs. Availability under the amended Revolving Credit Agreement at July 31, 2001 was $27.2 million.

 Management Outlook and Commentary

 * On July  6, 2001,  the Company  completed the  sale of  its Plastics  Inc.
   product line for $71 million in cash. The net sale proceeds of $68 million (including transaction costs and other related costs) were used to retire the Company's term debt and a portion of its revolving credit borrowings. Although the Company expects to record a significant gain on the sale, prior year net tax operating losses will be used to absorb income taxes related to the gain. As part of the sale the Company will reduce goodwill by approximately $37 million. See the Current Report on Form 8-K filed on July 18, 2001 and Current Report on Form 8-K/A filed on July 27, 2001 for additional information.

 * The continuing weak economic conditions have negatively impacted the Company's current year operating results. These conditions negatively impacted sales as several of the Company's retail customers recently filed for bankruptcy protection. The Company estimates that it has lost approximately $6 million in sales due to these bankruptcies. As the weak economic conditions continue the Company may encounter further consolidation of its retail customer base through additional customer bankruptcies. Also, further business may be lost in 2001 as the Company evaluates its relationships with several other financially challenged customers.

 * As part of the Company's 2000 restructuring plan, management decided to close the Leominster facility. This facility was selected because it was highly inefficient as compared to the Company's other manufacturing facilities. In addition, many of the customers served by this facility were financially challenged with unacceptable profit margins. This will likely mean that the Company will lose up to $10.0 million of annual sales, however, management believes that the closing of an inefficient factory and reducing sales to low margin customers may have a positive impact on the Company's operating results. As a result of these actions management expects to save approximately $1.0 million annually. The closure of the Leominster facility was completed in the first quarter of 2001.

 * During the second half of 2000 the Company experienced deterioration in the selling prices of various plastic houseware products. This occurred in response to competitive pressures from existing competition as well as new entrants to the market. These competitive pressures forced the Company to reduce selling prices to maintain shelf space. As a result, third quarter year to year comparisons are expected to be negatively impacted.

 * The Company's 2000 restructuring plan also included the realignment of several manufacturing facilities to improve production efficiency and lower costs. During the first half of 2001 the Company centralized the manufacturing process of several products to enable the Company to better utilize key management and manufacturing strengths as well as balance production that has shifted from the closure of the Leominster facility. As part of these actions management estimates annual cost savings of approximately $1-$2 million. The facility realignment plan was completed in the second quarter of 2001.

 * Plastic resin represents approximately 20% to 25% of the Company's cost of goods sold. During the first half of 2001, resin prices were down slightly to prior year (approximately $0.02 per pound) and approximated the average cost over the last 20 years. However, there is no assurance that the current costing levels will continue. The future cost of plastic resin is very difficult to predict. Plastic resin costs are impacted by several factors outside the control of the Company including supply and demand characteristics, oil and natural gas prices and the overall health of the economy. Any of these factors could potentially have a positive or negative impact on plastic resin prices.

 * As a result of the operating loss incurred in 2000 and the costs associated with the Company's 2000/2001 restructuring plan, significant tax operating loss carryforwards have been generated. As a result management does not expect to pay any federal income tax for the foreseeable future.

 * Effective August 1, 2001 the Company began trading under the new NASDAQ SmallCap symbol HOMZ (formerly HPII). The Company's HOMZ brand has been in the marketplace for almost two years and has become an asset of great value to the Company, its shareholders and customers. In recognition of the importance of our brand in creating a true consumer franchise the Company changed its trading symbol to HOMZ.


 ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company's primary market risk is impacted by changes in interest rates and price volatility of certain commodity based raw materials.

      Interest Rate Risk. The Company's revolving credit agreement is LIBOR-based and is subject to interest rate movements. During the first half of 2001 the Company did not experience any material changes in interest rate risk that would affect the disclosures presented in the Company's Annual Report on Form 10-K for the fifty-three week period ended December 30, 2000.

      Commodity Risk. The Company is subject to price fluctuations in commodity based raw materials such as plastic resin, steel and griege fabric. Changes in the cost of these materials may have a significant impact on the Company's operating results. Management does not anticipate significant fluctuations in the cost of these materials during the remainder of 2001. On the other hand the cost of these items is affected by many factors outside of the Company's control and changes to the current trends are possible. There have been no significant changes in the costs of plastic resin, steel and griege fabric during the twenty-six week period ended June 30, 2001, although plastic resin prices have decreased slightly during the first half of 2001. See " Management Outlook and Commentary" above.

      The Company has entered into commitments to purchase certain minimum annual volumes of plastic resin. These purchase commitments approximate 50% of the Company's total annual plastic resin purchases. The Company expects to purchase in excess of 125 million pounds of resin in 2001. The agreements expire in May and August of 2002. The purchase commitment pricing is not tied to fixed rates; therefore, the Company's results of operations or financial position could be affected by significant changes in the market cost of plastic resin.

 Forward Looking Statements

      This quarterly report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Management Outlook and Commentary" and "Quantitative and Qualitative Disclosures about Market Risk" sections contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to:

 * the impact of the level of the Company's indebtedness
 * restrictive covenants contained in the Company's various debt documents
 * general economic conditions and conditions in the retail environment
 * the Company's dependence on a few large customers
 * price fluctuations in the raw materials used by the Company, particularly plastic resin
 * competitive conditions in the Company's markets
 * the seasonal nature of the Company's business
 * fluctuations in the stock market
 * the extent to which the Company is able to retain and attract key personnel
 * relationships with retailers
 * the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company).

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


 PART II. OTHER INFORMATION

 ITEM 4. Submission of Matters to a Vote of Security Holders

 On May 24, 2001, the 2001 Annual Meeting of Stockholders of the Company was held. The following is a brief description of the matters voted upon at the meeting and tabulation of the voting therefor:

 Proposal No. 1. The election of the following directors, who will serve until the next annual meeting of stockholders, or until their successors are elected and qualified, or their earlier death or resignation


                                        Number of Shares
                                        ----------------
                                                         Broker
            Nominee                For      Withheld    Non-Votes
        ---------------------   ---------   --------    ---------
        Charles R. Campbell     6,313,046     36,679    1,395,919
        Marshall Ragir          6,251,046     98,679    1,395,919
        Jeffrey C. Rubenstein   6,219,214    130,511    1,395,919
        Daniel B. Shure         6,312,046     37,679    1,395,919
        Joel D. Spungin         6,311,046     38,679    1,395,919
        James R. Tennant        6,141,969    207,756    1,395,919


 Proposal No. 2. The ratification of the 2000 Employee Stock Purchase plan was ratified, with 2,961,547 votes for, 497,336 votes against, 9,867 abstentions and 4,276,894 broker non-votes.


 ITEM 6. Exhibits and Reports on Form 8-K

       (a) Exhibits - none

       (b) Reports on Current Form 8-K.

       Registrant filed a Current Report on Form 8-K dated June 15, 2001, to disclose that the Registrant had entered into a definitive agreement to sell its commercial servingware product line, Plastics, Inc., to A & E Products Group LP, an affiliate of Tyco International.

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


 Dated:  August 14, 2001