Form 10-Q
period 2001-09-29
HOME PRODUCTS INTERNATIONAL INC
filed 2001-11-13
CIK 814457

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

 [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended September 29, 2001

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

                  Common shares, par value $0.01, outstanding as of November 3, 2001 - 7,773,142

                      HOME PRODUCTS INTERNATIONAL, INC.

                                    INDEX

                                                                     Page
                                                                    Number
                                                                    ------
 Part I.    Financial Information


            Item 1.  Financial Statements

                     Condensed Consolidated Balance Sheets             3

                     Condensed Consolidated Statements of
                     Operations and Retained Earnings                  4

                     Condensed Consolidated Statements of
                     Cash Flows                                        5

                     Notes to Condensed Consolidated Financial         6
                     Statements

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations    12

            Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                19

 Part II.   Other Information


            Items 1 through 5 are not applicable

            Item 6.  Exhibits and Reports on Form 8-K                 21


 Signature                                                            22

 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements


                       HOME PRODUCTS INTERNATIONAL, INC.
                     Condensed Consolidated Balance Sheets
                      (in thousands, except share amounts)


                                                     (unaudited)
                                                    September 29, December 30,
                                                         2001         2000
                                                       --------     --------
                         Assets
 Current assets:
   Cash and cash equivalents ................         $   3,722    $   3,152
   Accounts receivable, net .................            48,133       46,095
   Inventories, net .........................            20,974       27,388
   Prepaid expenses and other current assets.             3,087        4,051
                                                       --------     --------
     Total current assets ...................            75,916       80,686
                                                       --------     --------
 Property, plant and equipment - at cost ....            79,211       94,161
 Less accumulated depreciation and
   amortization..............................           (35,990)     (38,280)
                                                       --------     --------
 Property, plant and equipment, net .........            43,221       55,881
                                                       --------     --------
 Intangible, net and other assets ...........            88,686      129,085
                                                       --------     --------
      Total assets ..........................         $ 207,823    $ 265,652
                                                       ========     ========

       Liabilities and Stockholders' Equity (Deficit)
 Current liabilities:
   Accounts payable .........................         $  17,585    $  20,521
   Accrued liabilities ......................            42,217       34,981
   Current maturities of long-term
     obligations.............................               558        6,558
                                                       --------     --------
      Total current liabilities .............            60,360       62,060
                                                       --------     --------
 Long-term obligations - net of current
   maturities................................           142,419      215,051
 Other liabilities ..........................             3,135        3,038
 Stockholders' equity (deficit):
   Preferred Stock - authorized, 500,000
     shares, $.01 par value; - None issued...                 -            -
   Common Stock - authorized 15,000,000
     shares, $.01 par value; 8,592,536 shares
     issued at September 29, 2001 and
     8,561,642 shares issued at December 30,
     2000 ...................................                86           86
   Additional paid-in capital ...............            49,923       49,811
   Accumulated deficit ......................           (41,118)     (57,242)
   Common stock held in treasury - at cost
     822,394 shares at September 29, 2001
     and December 30, 2000 ..................            (6,528)      (6,528)
   Deferred compensation ....................              (454)        (624)
                                                       --------     --------
      Total stockholders' equity (deficit) ..             1,909     (14,497)
                                                       --------     --------
      Total liabilities and stockholders'
        equity (deficit) ....................         $ 207,823    $ 265,652
                                                       ========     ========

 The accompanying notes are an integral part of the financial statements.

                      HOME PRODUCTS INTERNATIONAL, INC.
    Condensed Consolidated Statements of Operations and Retained Earnings
                                 (unaudited)
                   (in thousands, except per share amounts)


                                       Thirteen weeks      Thirty-nine weeks
                                            ended                ended
                                       --------------------------------------
                                    September September  September  September
                                        29,       23,        29,        23,
                                       2001      2000       2001       2000
                                       --------------------------------------
 Net sales .....................      $66,064   $83,566   $196,048   $222,565

 Cost of goods sold ............       48,002    67,625    147,874    175,821
 Special charge, net ...........            -         -        110          -
                                       ------    ------    -------    -------
    Gross profit ...............       18,062    15,941     48,064     46,744

 Operating expenses:
    Selling ....................        4,155     6,105     14,556     19,340
    Administrative .............        4,331     2,937     12,049     10,578
    Amortization of intangible
      assets ...................          665     1,327      2,524      3,962
    Restructuring and other
      charges ..................            -         -      2,483          -
                                       ------    ------    -------    -------
                                        9,151    10,369     31,612     33,880
                                       ------    ------    -------    -------
    Operating profit ...........        8,911     5,572     16,452     12,864
                                       ------    ------    -------    -------
 Other income (expense):
    Interest income ............           12        17         29         65
    Interest (expense) .........       (3,828)   (5,664)   (14,698)   (16,435)
    Other income (expense), net.       14,446        19     14,533       (545)
                                       ------    ------    -------    -------
                                       10,630    (5,628)      (136)   (16,915)
                                       ------    ------    -------    -------
    Income (loss) before income
      taxes ....................       19,541       (56)    16,316     (4,051)

 Income tax (expense) benefit ..          (93)       24       (191)     1,698
                                       ------    ------    -------    -------
    Net income (loss) ..........      $19,448   $   (32)  $ 16,125   $ (2,353)
                                       ======    ======    =======    =======
 Net income (loss) per common
   share:
    Basic.......................      $  2.57   $ (0.00)  $   2.14   $  (0.32)
                                       ======    ======    =======    =======
    Dilutive ...................      $  2.49   $ (0.00)  $   2.10   $  (0.32)
                                       ======    ======    =======    =======

 The accompanying notes are an integral part of the financial statements.

                      HOME PRODUCTS INTERNATIONAL, INC.
               Condensed Consolidated Statements of Cash Flows
                                 (unaudited)
                            (dollars in thousands)


                                                       Thirty-nine weeks ended
                                                        ---------------------
                                                     September 29, September 23,
                                                          2001         2000
                                                        --------     --------
 Operating activities:

   Net income (loss) ...............................   $  16,125    $  (2,353)
   Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization ..................      10,648       13,890
    Amortization of stock compensation .............         170            -
    Gain on the sale of servingware product line....     (14,489)           -
    Other, net .....................................         749          929
    Changes in current assets and liabilities:
     (Increase) decrease in accounts receivable.....      (4,829)       2,693
     (Increase) decrease in inventories ............       3,307       (8,308)
     Decrease in prepaid expenses and other.........         252        1,563
     Increase (decrease) in accounts payable........      (1,438)       3,579
     Increase (decrease) in accrued liabilities.....       1,619       (3,856)
                                                        --------     --------
 Net cash provided by operating activities..........      12,114        8,137
                                                        --------     --------
 Investing activities:
   Proceeds from sale of servingware product
     line, net......................................      69,501            -
   Proceeds from sale of building, net .............       1,218            -
   Capital expenditures, net .......................      (3,742)     (11,129)
                                                        --------     --------
 Net cash provided (used) for investing activities..      66,977      (11,129)
                                                        --------     --------
 Financing activities:
   Net (payments) borrowings on revolving
     line of credit ................................     (38,020)       5,750
   Payments on term loan borrowings ................     (40,500)      (5,000)
   Payment of capital lease obligation .............        (112)        (111)
   Exercise of stock options, issuance of common
    stock under stock purchase plan and other.......         111          271
                                                        --------     --------
                                                         (78,521)         910
                                                        --------     --------
 Net cash (used) provided by financing activities
   Net increase (decrease) in cash and cash
     equivalents ...................................         570       (2,082)
   Cash and cash equivalents at beginning of period.       3,152        4,861
                                                        --------     --------
   Cash and cash equivalents at end of period.......   $   3,722    $   2,779
                                                        ========     ========
 Supplemental disclosures - Cash paid in the period
 for:
   Interest ........................................   $  10,612    $  11,868
                                                        --------     --------
   Income taxes, net ...............................   $     209    $       -
                                                        --------     --------

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

      The condensed consolidated financial statements as of September 29, 2001 and for the thirteen weeks and thirty-nine weeks ended September 29, 2001 and September 23, 2000, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 29, 2001 and for all periods presented.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company's Form 10-K for the year ended December 30, 2000. The results of operations for the thirteen weeks and thirty-nine weeks ended September 29, 2001 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior periods' financial statements and related notes have been reclassified to conform to the 2001 presentation.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


 Note 2.  New Accounting Standards and Pending Accounting Changes

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

      In May 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 14, "Accounting for Certain Sales Incentives" ("EITF No. 00-14"). This issue addresses the recognition, measurement, and income statement classification of various types of sales incentives, including discounts, coupons, rebates, and offers for free products. Upon adopting EITF No. 00-14, which is effective with the fourth quarter of 2001, it is required that these sales incentives be classified as deductions from sales within the income statement. The Company's historical accounting policy has been to include these types of sales incentives as a deduction of sales.

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

      In April 2001, the EITF reached a consensus on Issue No. 00-25 ("EITF 00-25"), "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," which requires the costs of certain vendor consideration, such as slotting fees and off-invoice arrangements, to be classified as a reduction of revenue rather than as marketing expense. The Company will be required to adopt EITF No. 00-25 by the fourth quarter of 2001. The Company's historical accounting policy has been to include these types of sales arrangements as a reduction of sales.

      In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being combined into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002. The adoption of these accounting standards will reduce the Company's amortization of goodwill and other intangible assets commencing January 1, 2002.


 Note 3.  Inventories

      The components of the Company's inventory consist of direct labor, direct materials and the applicable portion of the overhead required to manufacture the goods.


                                         September 29, December 30,
                                              2001          2000
                                             ------        ------
   Finished goods.....................      $16,082       $15,420
   Work-in-process....................        1,968         2,027
   Raw materials......................        2,924         9,941
                                             ------        ------
                                            $20,974       $27,388
                                             ======        ======


 Note 4. Net Income (Loss) Per Share

      The following information reconciles net income (loss) per share basic and diluted:

                                         Thirteen weeks     Thirty-nine weeks
                                              ended               ended
                                         ------------------------------------
                                       September September September September
                                           29,      23,        29,       23,
                                          2001     2000       2001      2000
                                         ------------------------------------
 Net income (loss) ...............      $19,448  $   (32)  $ 16,125   $(2,353)

 Weighted average common shares
   outstanding: basic ............        7,556    7,278      7,525     7,274
 Impact of stock options and
   warrants ......................          268        -        140         -
                                         ------   ------     ------    ------
 Weighted average common shares
   outstanding: diluted ..........        7,824    7,278      7,665     7,274
                                         ======   ======     ======    ======
 Net income (loss) per share:
   basic .........................      $  2.57  $ (0.00)  $   2.14   $ (0.32)
                                         ======   ======     ======    ======
 Net income (loss) per share:
 diluted .........................      $  2.49  $ (0.00)  $   2.10   $ (0.32)
                                         ======   ======     ======    ======


      Stock options and warrants are not considered dilutive in the thirteen week period ended September 23, 2000 and thirty-nine week period ended September 23, 2000 because the effect would be anti-dilutive.


 Note 5. Divestiture of Product Line

      On June 7, 2001, the Company entered into a definitive agreement to sell its commercial servingware product line, Plastics, Inc., to A & E Products Group LP, an affiliate of Tyco International. The company completed the sale on July 6, 2001 for $71 million in cash (the "Sale"). The net sale proceeds of $69.5 million (including transaction costs and other related costs) were used to retire the Company's term debt and a portion of its revolving credit borrowings. The sale resulted in a gain of approximately $14.5 million, which was recorded in other income during the third quarter of 2001. For more information about the divestiture see the Current Report on Form 8-K filed on July 18, 2001 and Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 27, 2001.

      The unaudited pro forma historical results for the thirteen weeks ended September 29, 2001 and September 23, 2000 as well as the thirty-nine weeks ended September 29, 2001 and September 23, 2000, as if the Plastics, Inc. product line had been sold at the beginning of fiscal 2001 and 2000, respectively, are estimated to be:

                                   Thirteen weeks       Thirty-nine weeks
                                       ended                  ended
                                 -----------------------------------------
                                September  September  September  September
                                   29,         23,        29,        23,
                                  2001        2000       2001       2000
                                 -----------------------------------------
  Net sales ................... $ 65,499    $ 74,458   $176,880   $195,797
                                 =======     =======    =======    =======
  Net income (loss) excluding
   gain on the sale of PI ..... $  4,878    $   (268)  $  1,105   $ (2,292)
                                 =======     =======    =======    =======
  Net income (loss) per common
   share excluding gain on the
   sale of PI ................. $   0.62    $  (0.04)  $   0.14   $  (0.32)
                                 =======     =======    =======    =======

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


 Note 6. 2001 Special, Restructuring and Other Charges

      In 2000, the Company began implementation of a restructuring plan that was undertaken to reduce fixed costs and better position the Company for sustained profitability. The restructuring plan entailed the closure of the Leominster, MA facility, reconfiguration of remaining manufacturing facilities, a reduction in headcount and a realignment of the selling process.

      The Company began to implement the restructuring plan in December 2000 and accordingly a pretax charge of $12.4 million was taken, of which $1.9 million was deemed to be Special Charges and $10.5 million as Restructuring and Other Charges (collectively referred to herein as the "2000 Charges"). During the first quarter of 2001 the Company recorded a pretax charge of $2.6 million, of which $0.1 million was deemed to be Special Charges and $2.5 million as Restructuring and Other Charges (collectively referred herein as "2001 Charges"). No additional charges were recorded during the thirteen week period ended September 29, 2001.

      The Company anticipates that these restructuring actions will result in annual pretax cash savings of $5.0-$6.0 million of which $4.0-$5.0 million is expected to be realized in 2001.

 The 2001 Charges are summarized as follows:

                                                Thirteen     Thirty-nine
                                              Weeks Ended    Weeks Ended
                                             September 29,  September 29,
                                                  2001           2001
                                                 ------         ------
  Cost of Goods Sold:
   Special Charges:

    Inventory relocation and liquidation        $     -        $   175
    SKU reduction and inventory
     adjustments related to 1999                      -            (65)
                                                 ------         ------
    Total charge to cost of goods sold                -            110
                                                 ------         ------
  Operating Expenses:

   Restructuring and other charges:
    Plant and facilities:
      Relocation of machinery & equipment             -          1,179
      Lease termination & sub-lease costs             -            971
    Elimination of obsolete assets                    -             29
    Employee related costs                            -            341
    Other costs                                       -            (37)
                                                 ------         ------
    Total charge to operating expenses                -          2,483
                                                 ------         ------
       Total net charges                        $     -        $ 2,593 (1)
                                                 ======         ======

 (1) The 2001 Charges of $2,593, are comprised of $2,269 in additional charges, a change in estimate of $389 and are net of a $(65) adjustment related to the 1999 restructuring.

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

      Restructuring plans established in connection with the 2000/2001 charges are proceeding as planned and remaining restructuring reserves of $7,752, as of September 29, 2001, are considered adequate. Restructuring reserve balances as of December 30, 2000, activity during the current year and restructuring reserve balances as of September 29, 2001, were as follows:

                        Reserve                        Amounts       Reserve
                        balance  Additional Change in  utilized      balance
                           at     charge    estimate      in           at
                       12/30/00    2001       2001       2001        09/29/01
                        ------    ------     -----      ------        ------
 Inventory             $ 2,744   $   765    $ (590)    $(1,727)      $ 1,192

 Plant and facilities    3,950     1,190       960        (910) (a)    5,190
 Obsolete and
   duplicate assets        916         -        29        (281)          664
 Employee related
   costs                   835       278        63        (982)          194
 Other                     875        36       (73)       (326)          512
                        ------    ------     -----      ------        ------
                       $ 9,320   $ 2,269    $  389     $(4,226) (a)  $ 7,752
                        ======    ======     =====      ======        ======

 (a) The plant and facilities reserve includes cash proceeds of $1,218 received in the second quarter of 2001 from the sale of certain assets. The proceeds were in excess of the reserve established for the disposal of these assets, resulting in a gain of $1,218. The gain is currently included in the plant and facilities reserve pending the finalization/completion of the Company's remaining plant and facilities restructuring actions as well as the restructuring reserve in total. Total amounts utilized, excluding the cash proceeds of $1,218, were $5,444 for the thirty-nine week period ended September 29, 2001. Net cash outlays were $2,809.

      Certain reserve balances as of December 30, 2000 were reclassifed to be consistent with the current presentation. The reclassifications did not affect the initial charges recorded in the fourth quarter of 2000.


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

      Restructuring plans established in connection with the 1999 charges are proceeding as planned and remaining restructuring reserves of $790 as of September 29, 2001, are considered adequate. Restructuring reserve balances as of December 30, 2000, activity during the current year and restructuring reserve balances as of September 29, 2001, were as follows:


                    Reserve      Amounts     Reversal    Change in    Reserve
                   balance at  utilized in  of reserve    estimate   balance at
                    12/30/00      2001        2001         2001       09/29/01
                     ------      ------      -----        ------       ------
 Inventory          $   212     $  (116)    $  (65)      $     -      $    31
 Elimination of
  duplicate assets      830         (93)         -             -          737
 Employee costs          75         (25)         -           (50)           -
 Other                  101        (129)         -            50           22
                     ------      ------      -----        ------       ------
                    $ 1,218     $  (363)    $  (65)      $     -      $   790
                     ======      ======      =====        ======       ======

      The total amount utilized during the thirty-nine week period ended September 29, 2001 was $363, which included $247 of cash costs.

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


 Note 8.   Income Taxes

      The Company incurred significant pre-tax losses in the fourth quarter of 2000. Accordingly, the income tax provision primarily reflects foreign taxes. As of fiscal year end 2000 the Company had income tax carryforwards relating to U.S. net operating losses of approximately $34 million which expire in 2012 to 2020.


 Note 9.   New Loan and Security Agreement

      On November 1, 2001, the Company entered into a new four year, $50 million asset-based credit facility with Fleet Capital Corporation as its sole lender. The facility replaces the $50 million senior credit agreement with its principal lenders and The Chase Manhattan Bank as administrative agent (the "Bank Group"). The new facility provides lower interest rates and more favorable financial covenants than the facility it replaces. In addition, the new facility allows for increased flexibility in the use of funds, including the ability to pursue acquisitions and buy back the Company's high yield bonds. Such transactions were prohibited under the senior credit agreement with the Bank Group.

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


 Divestiture of the Plastics, Inc. Product Line

      One June 7, 2001, the Company entered into a definitive agreement to sell its commercial servingware product line, Plastics, Inc. ("PI"), to A & E Products Group LP, an affiliate of Tyco International. The Company completed the sale on July 6, 2001 for $71 million in cash (the "Sale"). The net Sale proceeds of $69.5 million, net of transaction costs and other related costs, were used to retire the Company's term debt and a portion of its revolving credit borrowings. The Sale resulted in a gain of approximately $14.5 million, which was recorded as other income during the third quarter of 2001. See Note 5 to the Company's Consolidated Financial Statements in Item 1. of this Form 10-Q for additional information.

 2001 Special, Restructuring and Other Charges

      In fiscal year 2000, the Company began implementation of a restructuring plan that was undertaken to reduce fixed costs and better position the Company for sustained profitability. The restructuring plan entailed the closure of the Leominster, MA facility, reconfiguration of remaining manufacturing facilities, a reduction in headcount and a realignment of the selling process.

      The Company began to implement the restructuring plan in December 2000 and accordingly a pretax charge of $12.4 million was taken, of which $1.9 million was deemed to be Special Charges and $10.5 million as Restructuring and Other Charges (collectively referred to herein as the "2000 Charges"). During the first quarter of 2001 the Company recorded a pretax charge of $2.6 million, of which $0.1 million was deemed to be Special Charges and $2.5 million as Restructuring and Other Charges (collectively referred herein as "2001 Charges"). No additional charges were recorded during the thirteen-week period ended September 29, 2001.

      As disclosed in Note 6 to the Company's Consolidated Financial Statements in Item 1. of this Form 10-Q, the 2001 Charges were comprised of
 (i) charge to relocate and liquidate inventory at Leominster and other facilities, (ii) charge for the relocation of machinery and equipment used at the Leominster facility and other facilities, (iii) charge for lease termination and sub-lease costs, (iv) charge to write off obsolete and duplicate assets that were used at the Leominster facility and other facilities, (v) charge for employee related severance costs, and (vi) charge for other related restructuring costs. The total 2001 Charges include a reversal of $0.1 million for SKU reduction and inventory adjustments relating to the 1999 Charges.

      The Company anticipates that the result of these restructuring actions will generate annual pretax cash savings of $5.0-$6.0 million of which $4.0- $5.0 million is expected to be realized in 2001.


 Thirteen weeks ended September 29, 2001 compared to the thirteen weeks ended September 23, 2000

      In the discussion and analysis that follows, all references to the third quarter of 2001 are to the thirteen-week period ended September 29, 2001 and all references to the third quarter of 2000 are to the thirteen-week period ended September 23, 2000. The following discussion and analysis compares the actual results for the third quarter of 2001 to the actual results for the third quarter of 2000 with reference to the following (in thousands; unaudited):

                                                Thirteen weeks ended
                                          ---------------------------------
                                          September 29,      September 23,
                                              2001               2000
                                          --------------     --------------
  Net sales ....................         $66,064   100.0%   $83,566   100.0%
  Cost of goods sold ...........          48,002    72.7     67,625    80.9
                                          ------   -----     ------   -----
    Gross profit ...............          18,062    27.3     15,941    19.1
  Operating expenses ...........           8,486    12.8      9,042    10.9
  Amortization of intangible
    assets......................             665     1.0      1,327     1.6
                                          ------   -----     ------   -----
    Operating profit ...........           8,911    13.5      5,572     6.6

  Interest expense .............          (3,828)   (5.8)    (5,664)   (6.8)
  Other income (expense) .......          14,458    21.9         36     0.1
                                          ------   -----     ------   -----
    Income (loss) before income taxes     19,541    29.6        (56)   (0.1)

  Income tax (expense) benefit .             (93)   (0.1)        24     0.0
                                          ------   -----     ------   -----
  Net income (loss) ............         $19,448    29.5%   $   (32)   (0.1)%
                                          ======   =====     ======   =====
  Net loss per share - Basic ...         $  2.57            $ (0.00)

  Net loss per share - Diluted .         $  2.49            $ (0.00)

  Weighted average common shares
   Outstanding -
    Basic                                  7,556              7,278
    Diluted                                7,824              7,278

      Net sales.  Net  sales of $66.1  million in the  third quarter of  2001 decreased $17.5 million from $83.6 million in the comparable quarter of 2000. The bankruptcy of several customers as well as management's decision to reduce sales to various low margin customers negatively affected sales by approximately $9.0 million in the third quarter quarter of 2001. Also impacting comparisons for the third quarter of 2001 was the divestiture of PI which contributed sales of $9.1 million in the third quarter of 2000. The discontinuation of the food storage product line at a large retailer accounted for an additional $0.6 million of the sales decline.

      Gross profit. The Company's gross profit in the third quarter of 2001 increased to $18.1 million from $15.9 million in the comparable quarter of 2000. Gross profit margins improved to 27.3% from 19.1% in the prior year comparable quarter. Excluding PI, gross margins were 27.3% versus 16.2% in the third quarter of 2000. Gross margin benefits were achieved through improved manufacturing production performance as well as favorable sales product mix. Margins also benefited from a reduction in raw material costs (primarily plastic resin) in the third quarter of 2001. Additional margin improvement came from a reduction in freight costs, which was primarily due to a higher mix of shipments paid for by customers in the third quarter of 2001.

      Operating expenses. Operating expenses in the third quarter of 2001 were 12.8% of net sales or $8.5 million versus 10.9% or $9.0 million in the comparable quarter of 2000. As part of the Company's restructuring actions distribution and logistics costs decreased as warehouse space was consolidated during 2001. Partially offsetting these benefits was an increase in bad debt charges to cover bankruptcy exposures. Furthermore, additional compensation benefits, which are based on the current year operating results, were incurred in the current quarter. Operating expenses in the third quarter of 2000 were affected by a reversal of certain benefit and compensation accruals.

      Amortization of intangible assets. Amortization of intangible assets in the third quarter of 2001 was 1.0% of net sales or $0.7 million versus 1.6% of net sales or $1.3 million in the comparable quarter of 2000. The decrease in the current quarter reflects the writeoff of goodwill relating to the disposition of PI as well as the fourth quarter 2000 asset impairment charge to reduce the carrying value of goodwill.

      Interest expense.    Interest expense  of  $3.8 million  in  the  third
 quarter of 2001 decreased $1.8 million from $5.7 million in the third quarter of 2000. The decrease in interest expense in the third quarter of 2001 was due to the significant retirement of debt (primarily due to proceeds from the PI divestiture) as well as favorable interest rates.

      Other income (expense). During the third quarter of 2001 the Company generated other income of $14.5 million primarily due to the gain realized on the sale of PI.

      Income tax (expense) benefit. The income tax provision recorded in the third quarter of 2001 relates to foreign taxes. A significant prior year operating loss has resulted in tax operating loss carryforwards, which exceeds the third quarter of 2001 income. During the third quarter 2000 a small tax benefit was recorded.

      Net income (loss). The Company had net income of $19.4 million, including a gain on the sale of PI of $14.5 million. The third quarter of 2001 dilutive earnings per share was $2.49, as compared to a loss per share of ($0.00) in the comparable quarter of 2000. Excluding the gain on the sale of PI earnings were $4.9 million or $0.63 per dilutive share in the third quarter of 2001, compared to breakeven results in the third quarter of 2000.


 Thirty-nine weeks ended September 29, 2001 compared to the thirty-nine weeks ended September 23, 2000

      In the discussion and analysis that follows, all references to 2001 are to the thirty-nine week period ended September 29, 2001 and all references to 2000 are to the thirty-nine week period ended September 23, 2000. The following discussion and analysis compares the actual results of 2001 to the actual results of 2000 with reference to the following (in thousands; unaudited):

                                              Thirty-nine weeks ended
                                          ---------------------------------
                                          September 29,      September 23,
                                              2001               2000
                                          --------------     --------------
 Net sales .....................         $196,048  100.0%   $222,565  100.0%
 Cost of goods sold ............          147,874   75.4     175,821   79.0
 Special charges, net ..........              110    0.1           -      -
                                          -------  -----     -------   ----
   Gross profit ................           48,064   24.5      46,744   21.0
 Operating expenses ............           26,605   13.6      29,918   13.5
 Amortization of intangible
   assets ......................            2,524    1.3       3,962    1.9
 Restructuring and other charges            2,483    1.3           -      -
                                          -------  -----     -------   ----
   Operating profit ............           16,452    8.3      12,864    5.7

 Interest expense ..............          (14,698)  (7.5)    (16,435)  (7.4)
 Other income (expense) ........           14,562    7.4        (480)  (0.2)
                                          -------  -----     -------   ----
   Loss before income taxes ....           16,316    8.2      (4,051)  (1.9)

 Income tax (expense) benefit ..             (191)  (0.1)      1,698    0.8
                                          -------  -----     -------   ----
 Net loss .....................          $ 16,125    8.1%   $ (2,353)  (1.1)%
                                          =======  =====     =======   ====
 Net loss per share - Basic ...             $2.14           $  (0.32)

 Net loss per share - Diluted .             $2.10           $  (0.32)

 Weighted average common shares
  Outstanding -
   Basic                                    7,525              7,274
   Diluted                                  7,665              7,274


      Net sales. Net sales of $196.0 million in 2001 decreased $26.6 million from $222.6 million in 2000. Approximately $15.0 million of the sales decline was due to the bankruptcy of several customers as well as management's decision to reduce sales to various low margin and financially challenged customers. Also impacting comparisons to 2001 was the divestiture of PI in July 2001 which accounted for $9.1 million of the decrease. The discontinuation of the food storage product line by a large retailer accounted for an additional $3.5 million of the sales decline. Sales to the Company's top three customers were 62% in 2001 as compared to 51% in the prior year.

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

      Gross profit before special charges. The Company's gross profit before Special Charges in 2001 was $48.1 million as compared to $46.7 million in 2000. Gross profit margins improved to 24.5% from 21.0% in the prior year. Excluding PI, gross margins were 23.2% as compared to 18.3% in the prior year. Gross margins benefited from savings generated from productivity and efficiency initiatives as well as other cost reduction programs. Additional margin improvements were a result of favorable raw material prices (primarily plastic resin). A decrease in sales rep commissions, which were due to the realignment of the Company's selling process, also positively affected margins.

      Operating expenses. Operating expenses in 2001 were 13.6% of net sales or $26.6 million versus 13.5% or $29.9 million in 2000. As part of the 2000 restructuring initiatives, warehouse space was consolidated resulting in a decrease of distribution and logistics costs in 2001. Additional benefits were achieved as a result of planned headcount reductions that were completed in the early part of 2001. These savings were partially offset by an increase in bad debt expense which was needed to cover several customer bankruptcies in 2001.

      Amortization of intangible assets. Amortization of intangible assets in 2001 was 1.3% of net sales or $2.5 million versus 1.9% or $4.0 million in 2000. The decrease in 2001 reflects the reduction of goodwill relating to the disposition of PI (which occurred in July 2001) as well as the fourth quarter 2000 asset impairment charge to reduce the carrying value of goodwill.

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

      Interest expense. Interest expense of $14.7 million in 2001 decreased $1.7 million from $16.4 million in 2000. The decrease in interest expense in 2001 is primarily due to the significant retirement of debt (primarily due to proceeds from the PI divestiture). Outstanding debt at September 29, 2001 was $84.6 million lower than the amount outstanding at September 23, 2000. Also contributing to the decrease in expense from last year was a decrease in the weighted average interest rate versus the same periods of a year ago.

      Other income (expense). During 2001 the Company generated other income of $14.6 million as compared to other expense of $0.5 million in the prior year. The primary contributor to the improvement was a gain totaling $14.5 million realized on the sale of PI. In 2000, the Company incurred approximately $0.5 million of fees and expenses associated with a review of strategic alternatives in an effort to enhance shareholder value.

      Income tax (expense) benefit. The income tax provision recorded in 2001 relates to foreign taxes. A significant prior year operating loss has resulted in tax operating loss carryforwards, which exceeds the current year taxable income. In 2000 a tax benefit of $1.7 million was recorded.

      Net income (loss). In 2001 the Company had net income of $16.1 million, or $2.10 per dilutive share, as compared to a net loss of $2.4 million, or $0.32 per share in 2000. Excluding the effects of the gain on sale of PI as well as special, restructuring and other charges, net income in 2001 was $4.2 million or $0.55 per dilutive share as compared to a loss of $2.4 million or ($0.32 per share) in 2000.

 Capital Resources and Liquidity

      The Company's primary sources of liquidity and capital resources include cash provided from operations and borrowings under the Company's credit facility.

      Cash and cash equivalents were $3.7 million, an increase of $0.6 million from December 30, 2000. The Company's total outstanding debt during 2001 has decreased $78.6 million to $143.0 million. The decrease in debt is primarily due to proceeds from the July 2001 sale of the Company's Plastics, Inc. ("PI") product line as well as positive cash flow from operations. The PI sale provided $69.5 million of cash, after expenses.

      The Company's working capital, excluding cash and short term debt, was $12.4 million or $9.6 million lower than on December 30, 2000. The decrease in working capital was due to the sale of PI, which had $4.0 million of working capital at December 30, 2000, a reduction in inventories and an increase in accrued liabilities.

      Net cash used for restructuring activities was $3.1 million in the thirty-nine week period ended September 29, 2001. Such cash payments represent relocation of inventory and assets, lease termination costs, employee termination benefits and other restructuring expenses.

      Capital spending year-to-date was $3.7 million as compared to $11.1 million in the first nine months of 2000. Capital spending in the current year includes various information technology and production facility projects as well as the replacement of machinery and equipment. The significantly higher capital spending in 2000 was primarily due to the build out of the El Paso facility as well as information technology projects.

      On June 29, 2001, the Company reached an agreement with its principal lenders and The Chase Manhattan Bank as administrative agent (the "Bank
 Group"), to amend the Company's senior credit agreement. The amendment became effective on July 6, 2001 when the Company completed the sale of PI. As a result of the PI sale and corresponding paydown of debt, the Bank Group agreed to amend all financial covenants through the remaining term of the credit agreement consistent with internal Company projections. In addition, the revolving line of credit was reduced from $85 million to $50 million. The Company was in compliance with all amended loan covenants as of September 29, 2001.

      On November 1, 2001, the Company entered into a new four year, $50 million asset-based credit facility with Fleet Capital Corporation ("Fleet Capital") as its sole lender. The facility replaces the $50 million senior credit agreement with the Bank Group. The new facility provides lower interest rates and more favorable financial covenants than the facility it replaces. In addition, the new facility allows for increased flexibility in the use of funds, including the ability to pursue acquisitions and buy back the Company's high yield bonds. Such transactions were prohibited under the senior credit agreement with the Bank Group.

      The Company believes its new financing facilities together with its cash flow from operations will provide sufficient capital to fund operations, make required debt repayments and meet anticipated capital spending needs. Availability at November 1, 2001 under the new facility was $45 million and the Company's defined borrowing base exceeded $50 million.

 Management Outlook and Commentary

 * The continuing weak economic conditions have negatively impacted the Company's current year operating results. These conditions negatively impacted sales as several of the Company's retail customers have filed for bankruptcy protection in the last twelve months. The Company estimates that it has lost approximately $15 million of sales due to these bankruptcies during the first nine months of the year. Fourth quarter comparisons will also be negatively impacted. As the weak economic conditions continue, the Company may encounter further consolidation of its retail customer base through additional customer bankruptcies. In addition, the weak economy may result in reduced consumer traffic at the Company's primary customers. This would likely result in further sales declines. Also, further business may be lost in 2001 or 2002 as the Company evaluates its relationships with several other financially challenged customers.

 * Since mid 2000, the Company has experienced a consistent deterioration in the selling prices of many of its products. This occurred in response to competitive pressures from existing competition, customers' demands for lower prices and new entrants to the market. As a result, future year to year comparisons are expected to be negatively impacted. In response to these selling price pressures, the Company will continue to pursue means by which to reduce costs and maintain profitability.

 * Plastic  resin  currently  represents approximately  15%  to  20%  of  the
   Company's cost of goods sold. Although the sale of PI has reduced the Company's exposure to resin price fluctuations, resin costs continue to be a meaningful element of the Company's cost structure. During the first nine months of 2001, resin prices were down slightly to the prior year (approximately $0.03 per pound) and were slightly lower than historical averages. However, there is no assurance that the current costing levels will continue. The future cost of plastic resin is very difficult to predict. Plastic resin costs are impacted by several factors outside the control of the Company including supply and demand characteristics, oil and natural gas prices and the overall health of the economy. Any of these factors could potentially have a positive or negative impact on plastic resin prices and the Company's profitability.

 * The Company's 2000 restructuring plan included the realignment of several manufacturing facilities to improve production efficiency and lower costs. During the first half of 2001 the Company centralized the manufacturing process of several products to enable the Company to better utilize key management and manufacturing strengths as well as balance production that has shifted from the closure of the Leominster facility. As part of these actions management estimates annual cost savings of approximately $1-$2 million.

 * As a result of the operating loss incurred in 2000 and the costs associated with the Company's 2000/2001 restructuring plan, significant tax operating loss carryforwards were generated. A major portion of the tax losses will be used to reduce any taxes payable on the sale of PI. The Company estimates that its tax loss carryforwards as of September 29, 2001 are less than $5 million.

 * The Company's new financing arrangements with Fleet Capital provide increased flexibility for the use of borrowed funds. The Company is now free to pursue selected acquisitions that would increase shareholder value. In addition, the financial covenants related to the financing are fewer in number and are less restrictive than the Company's prior financing arrangements. The new covenants take into account seasonal fluctuations and give recognition to the Company's collateral base.

 * Effective August 1, 2001 the Company began trading under the new NASDAQ SmallCap symbol HOMZ (formerly HPII). The Company's HOMZ brand has been in the marketplace for almost two years and has become an asset of great value to the Company, its shareholders and customers. In recognition of the importance of our brand in creating a true consumer franchise, the Company changed its trading symbol to HOMZ.

 * The Company intends to repurchase from time to time its 9.625% Senior Subordinated Notes. The Company issued $125 million of the 10 year 9.625% fixed rate notes during 1998. The timing, amount and type of transaction will depend upon prevailing market conditions, alternative uses of capital and other factors. The repurchase will be funded from the Company's new financing arrangements.


 ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company's primary market risk is impacted by changes in interest rates and price volatility of certain commodity based raw materials.

      Interest Rate Risk. The Company's revolving credit agreement is LIBOR-based and is subject to interest rate movements. During the first three quarters of 2001 the Company did not experience any material changes in interest rate risk that would affect the disclosures presented in the Company's Annual Report on Form 10-K for the fifty-three week period ended December 30, 2000.

      Commodity Risk. The Company is subject to price fluctuations in commodity based raw materials such as plastic resin, steel and griege fabric. Changes in the cost of these materials may have a significant impact on the Company's operating results. Management does not anticipate significant fluctuations in the cost of these materials during the remainder of 2001. On the other hand the cost of these items is affected by many factors outside of the Company's control and changes to the current trends are possible. There have been no significant changes in the costs of plastic resin, steel and griege fabric during the thirty-nine week period ended September 29, 2001, although plastic resin prices have decreased slightly during the first half of 2001. See " Management Outlook and Commentary" above.

      The Company has entered into commitments to purchase certain minimum annual volumes of plastic resin. These purchase commitments approximate 50% of the Company's total annual plastic resin purchases. The Company expects to purchase in excess of 110 million pounds of resin in 2001. The agreements expire in May and August of 2002. The purchase commitment pricing is not tied to fixed rates; therefore, the Company's results of operations or financial position could be affected by significant changes in the market cost of plastic resin.

 Forward Looking Statements

      This quarterly report on Form 10-Q, including the "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Management Outlook and Commentary" and "Quantitative and Qualitative Disclosures about Market Risk" sections, contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to:

 * the impact of the level of the Company's indebtedness
 * restrictive covenants contained in the Company's various debt documents
 * general economic conditions and conditions in the retail environment
 * the Company's dependence on a few large customers
 * price fluctuations in the raw materials used by the Company, particularly plastic resin
 * competitive conditions in the Company's markets
 * the seasonal nature of the Company's business
 * fluctuations in the stock market
 * the extent to which the Company is able to retain and attract key personnel
 * relationships with retailers
 * the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company)

 As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis. The Company undertakes no obligation to revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
 Readers are also urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission which attempt to advise interested parties of the factors which affect the Company's business.


 PART II. OTHER INFORMATION


 ITEM 6. Exhibits and Reports on Form 8-K

       (a) Exhibits

           Exhibit Index
           -------------

           10.1 Loan and Security Agreement dated as of October 31, 2001, among Home Products International - North America, Inc. and Fleet Capital Corporation.

           99.1 Press release dated November 6, 2001


       (b) Reports on Current Form 8-K.

       Registrant filed a Current Report on Form 8-K dated July 18, 2001, to disclose that the Registrant completed the sale of its Plastics, Inc. servingware product line, to A & E Products Group LP, an affiliate of Tyco International. The Company also disclosed that it reached an agreement with its principal lenders and The Chase Manhattan Bank as administrative agent, to amend the Company's senior credit agreement.

       Registrant filed a Current Report on Form 8-K/A dated July 27, 2001, to disclose that the Registrant completed the sale of its Plastics, Inc. servingware product line, to A & E Products Group LP, an affiliate of Tyco International.

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


 Dated:  November 13, 2001