Form 10-K405
period 2001-12-29
HOME PRODUCTS INTERNATIONAL INC
filed 2002-03-28
CIK 814457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2001
Or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17237

HOME PRODUCTS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-4147027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4501 West 47th Street, Chicago, Illinois	60632
(Address of principal executive offices)	(Zip Code)

(773) 890-1010
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock, Par Value $0.01 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Shares of common stock, par value $0.01, outstanding at March 2, 2002—7,837,438. Aggregate market value of such shares held by non-affiliates as of that date—$26,804,038.

DOCUMENTS INCORPORATED BY REFERENCE

Home Products International, Inc. definitive proxy statement dated April 12, 2002 for the 2002 Annual Meeting (“Proxy Statement”)—Part III

PART I

Item 1.    Business

(a)  General Development of Business

Home Products International, Inc. (the “Company” or “HPI”) through its wholly owned subsidiaries designs, manufactures and markets a broad range of quality consumer houseware products. The Company is a leading supplier to large national retailers of value-priced laundry management products, general storage products, closet storage products, bathware products, kitchen storage products and juvenile products. The Company holds a significant market share in the United States in each of its key product categories. The Company’s products are sold in the United States through most of the large national retailers, including Wal-Mart, Target, Kmart, Home Depot, Toys ‘R Us, Walgreens and Bed Bath & Beyond. The Company generated $249.7 million in net sales for 2001, which makes HPI one of the largest companies in the fragmented U.S. consumer housewares industry.

The Company was originally founded as Selfix, Inc. (“Selfix”) in 1952. In February 1997, the Company became the holding company for, and successor registrant under the Securities Exchange Act of 1934 to, Selfix and Selfix became a wholly owned subsidiary of the Company through a holding company reorganization under the laws of the State of Delaware.

Currently, the Company is the parent to one operating subsidiary—Home Products International—North America, Inc. (“HPNA”). Effective December 26, 1999, all of the Company’s operating subsidiaries were merged into HPNA.

The following table presents significant acquisitions within fiscal 1997, 1998 and 1999:

Entity	Date Acquired
Tamor Plastics Corporation and its affiliated product distribution company Houseware Sales, Inc	January 1, 1997
Seymour Sales Corporation and its wholly owned subsidiary Seymour Housewares Corporation	December 30, 1997
Tenex Corporation’s consumer product storage line	August 14, 1998
Prestige Plastics, Inc. (AHP and PI)	September 8, 1998
Epic product lines	May 12, 1999

Tamor Acquisition

Effective January 1, 1997, the Company acquired Tamor Plastics Corporation, a privately held company founded in 1947, and its affiliated product distribution company, Houseware Sales, Inc. (collectively “Tamor”). Tamor designs, manufactures and markets quality plastic housewares products within the general storage, closet storage and juvenile product categories. Tamor was merged into HPNA effective December 26, 1999.

Seymour Acquisition

Effective December 30, 1997, the Company acquired Seymour Sales Corporation and its wholly owned subsidiary, Seymour Housewares Corporation (collectively, “Seymour”), a privately held company originally founded in 1942. Seymour is a leading designer, manufacturer, and marketer of consumer laundry care products. Seymour produces a full line of ironing boards, ironing board covers and pads and numerous laundry related accessories. Seymour was merged into HPNA effective December 26, 1999.

Tenex Asset Acquisition

Effective August 14, 1998, the Company acquired certain assets (inventory and molds) which comprised Tenex Corporation’s consumer product storage line. This product line consisted of plastic storage bins and containers, rolling carts and stacking drawer systems.

Newell Asset Acquisition

Effective September 8, 1998 the Company acquired the assets and assumed certain liabilities comprising the businesses of Anchor Hocking Plastics (“AHP”) and Plastics, Inc. (“PI”). AHP is a leading supplier of food storage containers and PI is a leading supplier of disposable plastic servingware. Prestige Plastics, Inc. (a subsidiary of the Company created to facilitate the acquisition of AHP and PI) was merged into HPNA effective December 26, 1999.

1999 Acquisition

Effective May 12, 1999, the Company acquired certain assets (primarily inventory and molds) from Austin Products, Inc. which were sold under the Epic brand name. The product lines obtained included the following plastic housewares products: laundry baskets, tote caddys, crates, bins and utility buckets. This acquisition was completed for approximately $6.0 million in cash.

Divestiture of the Plastics, Inc. Product Line

On July 6, 2001, the Company completed the sale of its servingware product line, Plastics, Inc. (“PI”), to  A & E Products Group LP, an affiliate of Tyco International.

(b)  Financial Information About Segments.

Based upon the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 131, management of the Company has determined that HPI operates within a single segment—Housewares. As such, the required information for this section is contained in the Consolidated Financial Statements as included in Part II, Item 8 of this Form 10-K.

(c)  Narrative Description of Business.

Housewares Segment Products—Historical Gross Sales by Product Category

The following table sets forth the amounts and percentages of the Company’s historical gross sales by product categories within the housewares segment for the periods indicated. During 2001, a realignment of the Company’s product categories resulted in certain prior year amounts being reclassified (in thousands, except percentages).

	2001		2000		1999
	Sales	%	Sales	%	Sales	%
Laundry management	$100,705	36%	$97,776	30%	$98,367	30%
General storage	82,649	30%	97,074	29%	92,965	29%
Closet storage	32,759	12%	38,901	12%	37,073	12%
Bathware	25,555	9%	28,080	8%	28,602	9%
Kitchen storage	14,701	5%	25,417	8%	30,450	9%
Servingware	21,755	8%	43,222	13%	35,277	11%

Total Gross Sales	$278,124	100%	$330,470	100%	$322,734	100%
Allowances	(28,403)		(33,422)		(28,437)

Total Net Sales	$249,721		$297,048		$294,297

Laundry management products.    The Company offers a significant variety of ironing boards (approximately 185 individual SKU’s) and management believes that the Company commands a majority of the U.S. market share. Key products in this category include the EasyBoard (perforated board), SureFoot (vented, four-leg board), ReadyPress (over-the-door), IP2000 (vented, four-leg with hanger rack), Ultimate Ironing Table and the new Professional Series, which was introduced in 2001. The Company is also the leading manufacturer of ironing board covers and pads, and holds a majority of the U.S. market share. The Company offers a variety of different types of covers and pads in a multitude of different designs that fit not only its own ironing boards, but all regular size boards. The Company’s covers are known for their scorch resistance and HPI is the only seller of form fitting ironing board covers, Elasticord™ drawstrings and Cordlock™ fasteners. The Company markets proprietary Martha Stewart laundry products at Kmart and Michael Graves branded products at Target. Additionally, the Company is a leading U.S. producer of laundry accessories. Key products within this category include: wood and metal drying racks, laundry bags, hampers and sorters, clotheslines and clothes pins.

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

Closet storage products.    This category is comprised primarily of plastic clothes hangers. Due to the commodity nature of the hanger segment, margins in this category are inherently lower, while unit volumes are substantially higher than in the Company’s other product lines. Management believes that the Company has a leading U.S. market share in plastic clothes hangers, and that its broad product offering gives it a competitive advantage over other hanger manufacturers. Also included in this category are other plastic organizers, closet and clothing organization products.

Bathware products.    The Company markets a broad line of value-priced plastic bath accessories and organizers. These include shower organizers, etageres, plastic towel bars, shelves, soap dishes, portable shower sprays and fog-free shower mirrors. The Company believes it is a leading producer of opening price-point plastic bath accessories. The Company introduced its Spaceworks® for Bath line of etageres and bath organizers in 2000.

Kitchen storage products.    With the 1998 acquisition of AHP, the Company established a strong position in the food storage arena. Food storage products are the backbone of the kitchen storage product line. The primary food storage products sold within this group are StowAways®, Pop-Top Storables®, Klear Stor® and Klear Por®. All products are approved for use in contact with food by the United States Food & Drug Administration. The StowAway® line includes 34 individual food storage products each consisting of a clear base and a colored lid. StowAways® are primarily sold in value packs ranging in size from two to thirty-six piece sets. Pop-Top-Storables® products consist of a clear rigid base and a color lid with a patented “pop top” button to the side. The unique look of the base and the patented lid differentiate the line from the competition. Pop-Top-Storables® are sold in value packs ranging from two to sixty-four piece sets. Also included in this product line are sinkware and wire organization products.

Servingware products.    Products in this category include a wide range of upscale, plastic disposable beverage and food servingware products lines. This product line was sold during July 2001.

Dependence Upon a Single Customer or Few Customers

The Company is dependent upon a few customers for a large portion of its revenues. In 2001, three customers each accounted for more than 10% of consolidated gross sales. The Company’s top three customers, Wal-Mart, Kmart and Target accounted for 25.4%, 20.4% and 12.4% of gross sales respectively in 2001. These same three customers accounted for 19.9%, 13.4% and 11.9% respectively in 2000. The loss of any one of these customers could have a material effect on the Company. No other customer accounted for more than 10% of consolidated gross sales in 2001 or 2000. Excluding servingware product sales the top three customers accounted for approximately 63% and 52% of gross sales in 2001 and 2000, respectively.

In January 2002, Kmart announced that it had filed for bankruptcy protection. Kmart is the Company’s second largest customer with $50 million of gross sales in 2001. As part of Kmart’s recovery plan, they have announced the closing of 284 stores, approximately 13% of their store base. Such store closings are likely to have a negative impact on the Company’s future sales.

Marketing and Distribution

The Company’s products are sold through national and regional discounters, hardware/home centers, food/drug stores, juvenile stores and specialty stores. The Company sells directly to major retail customers through its sales management personnel and through manufacturers’ representatives. Management believes that one of its greatest opportunities is to fully leverage the Company’s long-standing relationships with these customers to gain additional market share in its core product lines and to successfully introduce new and enhanced product lines.

The Company’s primary marketing strategy is to design innovative products with features and benefits attractive to consumers, and focus on marketing the products to its retail selling partners. Management believes that one of its competitive advantages is prompt and reliable product delivery of value-priced, high-volume products, allowing its retail partners to maintain minimal inventories. The Company believes that the customer specific merchandising programs it offers enable retailers to achieve a higher return on its products than the products of many of its competitors. To that end, the Company provides its customers with a variety of retail support services, including customized merchandise planogramming, small shipping packs, point-of-purchase displays, Electronic-Data-Interchange (EDI) order transmission, and just-in-time (JIT) product delivery.

The Company’s marketing efforts also include advertising, promotional and differentiated packaging programs. Promotions include cooperative advertising, customer rebates targeted at the Company’s value added feature products and point-of-purchase displays.

Product Research and Development

The Company’s Product Research and Development department uses computer-aided design (CAD) systems to enhance its product development efforts. Although the Company’s historical accounting records do not separately present research and development expenses, the Company estimates that for 2001, 2000 and 1999, expenses associated with research and development were $0.6 million, $0.6 million and $0.5 million respectively.

Foreign and Export Sales Information

The Company’s 2001 sales outside the United States accounted for approximately 5.6% of its total net sales.

Seasonality

Sales of the Company’s houseware products are generally higher in the second and third quarter of the calendar year. This seasonality is primarily attributable to the spring and summer wedding season, increased home buying during the spring and summer months, and the back to school season. Laundry management products and general and kitchen storage products are gifts typically given at bridal showers that are held during the spring—fall wedding season. The surge in home buying during the spring and summer months increases the demand for new houseware products. The back-to-school season, including college students moving out of the house for the first time, also contributes to an increase in demand for the Company’s houseware products.

Competition

The housewares industry is highly fragmented and management believes that no single supplier accounts for more than 10% of total market sales. The Company competes with a significant number of companies, some which have greater name-brand recognition, larger customer bases and/or significantly greater resources than the Company. The Company’s key competitors include Newell Rubbermaid and Sterilite. There are no regulatory or other barriers to entry of new competitors into the Company’s markets.

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

Patents, Trademarks and Licenses

The Company’s subsidiary owns a number of trademarks and patents relating to various products and manufacturing processes. The Company believes that in the aggregate its patents enhance its business, in part by discouraging competitors from adopting patented features of its products. The Company believes, however, that there are no individual patents, trademarks or licenses material to its business.

Raw Materials and Production

The Company manufactures the majority of its products at its various manufacturing facilities in the United States and one facility in Mexico. In certain instances the Company has contracted with outside custom molders to produce various plastic products.

The primary raw material used in the Company’s plastic injection molding operations is plastic resin, primarily polypropylene. The Company expects to use in excess of 120 million pounds of resin in 2002. Resin is a spot commodity with pricing parameters tied to supply and demand characteristics beyond the Company’s control. The Company is able to purchase some of its resin through brokers in a secondary market. This enables the Company to buy quantities at a discount. Plastic resin is utilized by a number of different industries, many of which are quite different from the Company’s housewares business. For example, the automobile and housing industries are very large users of plastic resin. As such, demand changes in the automobile industry or the number of new housing starts can have an impact on plastic resin pricing.

The Company has entered into commitments to purchase certain minimum annual volumes of plastic resin. These purchase commitments approximate 64% of the Company’s total annual plastic resin purchases. The agreements expire in December 2002 and December 2003. The purchase commitment pricing is not tied to fixed rates; therefore, the Company’s results of operations or financial position could be affected by significant changes in the market cost of plastic resin.

The primary raw materials used in the Company’s laundry management operations are cold rolled steel and greige fabric. The Company purchases approximately 22,000 tons of cold rolled steel annually, typically at spot prices. Greige fabric, purchased from brokers, is a cotton based product with pricing tied to the world cotton markets. The Company’s purchases of greige fabric approximate 7 million yards annually.

The Company’s production processes utilize automated machinery and systems where appropriate. Certain laundry management facilities employ the use of an automated manufacturing production line to produce ironing boards. Additionally, automated cutting and layout machines are used to maximize the usage of greige fabric. The Company also performs all printing and coating of the ironing board covers and pads in-house.

Environment

An environmental report obtained in connection with the Company’s 1998 acquisition of PI from Newell Co., indicated that certain remedial work might be required for ground contamination of PI’s Coon Rapids, Minnesota facility. Accordingly, the Company obtained an indemnification from Newell Co. (the “Newell

Indemnification”) for the remediation of any ground contamination. In July 2001, the Company sold PI, together with the Coon Rapids facility, to A & E Products Group LP, an affiliate of Tyco International (“A & E”). In connection with the sale, the Company provided an environmental indemnification to A & E. The Company has not yet been informed that any remediation is required nor do we have any reason to believe that the Newell Indemnification is insufficient.

Except as described above, the Company believes that compliance with federal, state or local provisions relating to protection of the environment is not expected to have a material effect on the Company’s capital expenditures, earnings or competitive position.

Employees

As of December 29, 2001 the Company employed approximately 1,215 persons in the United States and Mexico. Approximately 145 are hourly employees at its Chicago, Illinois facilities, covered by a collective bargaining agreement which expires in January, 2004; 133 are hourly employees at its Eagan, Minnesota facility covered by a collective bargaining agreement which expires in October, 2003; and 250 are hourly employees at its Reynosa, Mexico facility covered by a collective bargaining agreement which expires in December, 2002.

The Company utilizes the services of approximately 223 temporary workers in its injection molding operations and in certain warehouses.

Item 2.    Properties

The Company maintains facilities with an aggregate of 2,279,127 square feet of space. The Company considers all of its facilities to be in good operating condition.

The following table summarizes the principal physical properties (both owned and leased) used by the Company in its operations:

Facility	Use	Size (Square Feet)	Owned/Leased
Thomasville, GA	Manufacturing	45,000	Owned
Thomasville, GA	Distribution/Storage	31,000	Leased
Chicago, IL	Manufacturing/Storage	286,000	Leased
Chicago, IL	Distribution/Storage	157,000	Leased
Seymour, IN:
East Plant	Manufacturing	70,000	Owned
West Plant	Manufacturing	150,000	Owned
Logistics Center	Distribution/Storage	115,000	Leased
Logistics Center	Distribution/Storage	100,000	Leased
Seymour, IN	Storage	59,227	Leased
Eagan, MN	Manufacturing/Distribution	312,000	Leased
Louisiana, MO	Manufacturing/Distribution	340,000	Owned
Mooresville, NC	Manufacturing	72,500	Leased
El Paso, TX	Manufacturing/Distribution	401,400	Leased
McAllen, TX	Storage	10,000	Leased
Reynosa, Mexico	Manufacturing	130,000	Owned

Item 3.    Legal Proceedings

The Company is not aware of any material pending or threatened legal proceedings to which it or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The executive officers of the Company, and their respective ages and principal positions as of March 2, 2002, are as follows:

Name	Age	Position
James R. Tennant	48	Chairman of the Board of Directors and Chief Executive Officer
James E. Winslow	47	Executive Vice President, Chief Financial Officer and Secretary

James R. Tennant joined the Company as Chairman of the Board and Chief Executive Officer in April, 1994. Mr. Tennant was elected a Director of the Company in December, 1992 and was a member of the Company’s Compensation Committee until April, 1994. From 1982 to 1994, Mr. Tennant was Division President of True North Communications, an international marketing services company.

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

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on The NASDAQ SmallCap MarketSM under the symbol “HOMZ”. The Company believes that as of March 2, 2002 there were approximately 225 holders of record and in excess of 1,250 beneficial holders of the Company’s common stock.

The Company has never paid a cash dividend on its common stock and currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business. The Company’s 9.625% Senior Subordinated Notes due 2008 issued in a public offering in May 1998 contain certain restrictions on the Company’s ability to pay dividends.

The following table sets forth for the periods indicated the high and low bid prices for the Common Stock as reported on The NASDAQ SmallCap MarketSM. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fifty-two weeks ended December 29, 2001:
First Quarter	$1.88	$1.00
Second Quarter	$3.37	$1.19
Third Quarter	$3.05	$0.96
Fourth Quarter	$3.99	$1.85

Fifty-three weeks ended December 30, 2000:
First Quarter	$13.50	$10.63
Second Quarter	$11.88	$3.75
Third Quarter	$4.50	$1.88
Fourth Quarter	$2.19	$1.03

Warrants

On February 27, 1997, the Company issued to General Electric Capital Corporation (“GECC”) a warrant to purchase 79,204 shares of HPII Common Stock at a purchase price of $5.80 per share. The warrant became exercisable on August 1, 1997, and terminates on February 27, 2007. The warrant was issued in connection with a prior credit agreement between the Company and GECC. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6.    Selected Financial Data

	Fiscal Year
	2001	2000	1999	1998	1997
	(in thousands, except share data)
Statement of Operations Data:
Net sales	$249,721	$297,048	$294,297	$252,684	$129,324
Cost of goods sold	188,299	235,144	209,641	181,506	96,257
Special charges (income), net	(414)	1,920	8,589	—	—

Gross profit	61,836	59,984	76,067	71,178	33,067
Operating expenses	40,100	44,732	45,845	40,528	20,319
Restructuring and other charges (income)	(480)	10,482	5,966	—	—
Asset impairment charges	—	53,348	—	—	—
Other nonrecurring charges	—	—	445	—	—

Operating profit (loss)	22,216	(48,578)	23,811	30,650	12,748
Interest expense	18,284	22,363	20,271	15,568	5,152
Other income (expense), net	14,621	(467)	542	269	70

Earnings (loss) before income taxes and extraordinary charge	18,553	(71,408)	4,082	15,351	7,666
Income tax expense	975	103	2,072	6,601	346

Net earnings (loss) before extraordinary charge	$17,578	$(71,511)	$2,010	$8,750	$7,320

Net earnings (loss) before extraordinary charge per common share—basic	$2.32	$(9.77)	$0.27	$1.11	$1.35

Net earnings (loss) before extraordinary charge per common share—diluted	$2.27	$(9.77)	$0.26	$1.07	$1.29

	As of Fiscal Year End
	2001	2000	1999	1998	1997
	(in thousands)
Balance Sheet and Cash Flow Data:
Working capital	$6,078	$18,626	$33,012	$27,677	$8,263
Property, plant and equipment, net	42,631	55,881	67,258	60,200	28,380
Other intangible assets	74,759	114,657	172,067	181,952	29,391
Total assets	187,343	265,652	343,906	340,043	99,343
	130,447	215,051	221,334	219,536	30,700
Stockholders’ equity	2,820	(14,497)	56,622	58,001	42,216
Cash provided by operating activities	23,326	17,706	14,615	20,693	878

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of business combinations and dispositions of business assets that materially affected the comparability of the information set forth above and material uncertainties that could cause future results to differ from such information.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company reports on a 52/53 week fiscal year. References to fiscal year 2001 (“2001”) are for the fifty-two weeks ended December 29, 2001, fiscal year 2000 (“2000”) is the fifty-three weeks ended December 30, 2000 and fiscal year 1999 (“1999”) is the fifty-two weeks ended December 25, 1999.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, the Company identified the most critical accounting principles upon which its financial status depends. The Company determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. The Company identified its most critical accounting policies to be those related to revenue recognition, inventory valuation and restructuring reserves. The Company states these accounting policies in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report.

Divestiture of the Plastics, Inc. Product Line

On June 7, 2001, the Company entered into a definitive agreement to sell its servingware product line, Plastics, Inc. (“PI”), to A & E Products Group LP, an affiliate of Tyco International. The Company completed the sale on July 6, 2001 for $71 million in cash (the “Sale”). The net sale proceeds of $69.5 million, net of transaction costs, were used to retire the Company’s term debt and a portion of its revolving credit borrowings. The Sale resulted in a gain of approximately $14.5 million, which was recorded as other income during the third quarter of 2001. The gain of $14.5 million is net of allocated goodwill and specific net assets. During 2001 and 2000, PI contributed net sales of $19.7 million and $39.5 million, respectively and operating profits of $3.7 million in 2001 and $7.8 million in 2000. See Note 2 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K for additional information including the unaudited pro forma historical results for 2001 and 2000 as if PI had been sold at the beginning of each fiscal year.

2001 Special, Restructuring and Other Charges

During the first quarter of 2001, the Company closed its Leominster, MA manufacturing and warehouse facilities. Accordingly, we recorded a pretax charge of $2.6 million, of which $0.1 million was deemed to be Special Charges and $2.5 million as Restructuring and Other Charges (collectively referred herein as the “2001 Restructuring”). These charges were comprised of (i) charge to relocate and liquidate inventory at Leominster and other facilities, (ii) charge for the relocation of machinery and equipment used at the Leominster facilities and other facilities, (iii) charge for lease termination and sub-lease costs, (iv) charge to write off obsolete and duplicate assets that were used at the Leominster facility and other facilities, (v) charge for employee related severance costs, and (vi) charge for other related restructuring costs.

In the fourth quarter of 2001, the Company completed all of its restructuring initiatives. Once the restructuring was complete, we performed a detailed review of remaining reserve balances. Due to the favorable resolution of several matters, we concluded that certain reserves related to the 2001 Restructuring, 2000 Charges (defined below) and 1999 Charges (defined below) were no longer required. Accordingly, reserves totaling $3.5 million were reversed to income in the fourth quarter.

For the year, the net impact of the first quarter actions and fourth quarter reserve review was a reduction of expenses of $0.9 million, of which $0.4 million is deemed to be Special Charges and $0.5 million as Restructuring and Other Charges. The two charges together are referred to herein as the “2001 Charges”.

Excluding the 2001 Charges and the gain on the sale of PI, the 2001 gross profit margin would have been 24.6%, earnings before interest and taxes (EBIT) would have been $21.4 million, earnings before interest, taxes, depreciation and amortization (EBITDA) would have been $34.8 million and earnings before income taxes (EBT) would have been $3.1 million.

2000 Special, Restructuring and other charges

In December 2000, the Company began implementation of a restructuring plan that was undertaken to reduce fixed costs and better position the Company for sustained profitability. The restructuring plan entailed the closure of the Leominster, MA facility (the “Closure”), a reconfiguration of remaining manufacturing facilities, a reduction in headcount and a realignment of the selling process. The restructuring resulted in a pretax charge of $12.4 million, of which $1.9 million was deemed to be Special Charges and $10.5 million as Restructuring and Other Charges. The two charges together are referred to herein as the “2000 Charges”.

As disclosed in Note 4 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K, the 2000 Charges were comprised of (i) reserves to reduce inventory in the Leominster facilities to net realizable value due to the plant closure, (ii) write off of obsolete and duplicate molds that were used at the Leominster facility (iii) reversal of SKU reduction and inventory adjustments relating to the 1999 Special Charges, (iv) reserves for plant and facility assets that will be disposed of, (v) employee related severance costs, and (vi) lease termination costs. The Company anticipates that the result of these restructuring actions may be annual pre tax cash savings of $5-6 million.

2000 Asset Impairment Charges

During December 2000 the Company also recorded Asset Impairment Charges (the “Asset Impairment Charges”) of $53.3 million (pretax) related to its general and kitchen storage product lines (the “Plastic Storage Business”). Components of the Asset Impairment Charges included $44.4 million to reduce the carrying value of goodwill and $8.9 million to reduce the carrying value of equipment and product molds. During 2000, the Company experienced margin erosion due to continued increases in the cost of plastic resin. In addition, competitive pressures led to price reductions on the plastic storage product lines. While plastic resin costs were rising most of the year, the most significant selling price reductions occurred in the third and fourth quarters. During the Company’s annual operating and strategic planning process, a review of the future financial prospects of the business was completed. As part of this process, management determined the need to review the recoverability of the long-lived assets of its Plastic Storage Business, including intangible assets, pursuant to Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. It was determined that the carrying value of the Plastic Storage Business long-lived assets, specifically goodwill and product molds, exceeded the estimated undiscounted future cash flows of the related product lines. Accordingly, the Company was required to reduce the carrying value of the net assets of its Plastic Storage Business to fair market value. The Company’s estimate of fair market value was based on various methodologies including a discounted value of the estimated future cash flows and a fundamental analysis of the business’ value. Considerable management judgment is necessary to estimate fair value.

Excluding the 2000 Charges and Asset Impairment Charges, the 2000 gross profit margin would have been 20.8%, earnings before interest and taxes (EBIT) would have been $16.6 million, earnings before interest, taxes, depreciation and amortization (EBITDA) would have been $34.9 million and loss before income taxes (EBT) would have been ($5.7) million. Diluted loss per share would have been ($0.79) for 2000.

1999 Special, Restructuring and Other Charges

In July 1999, the Company began implementation of a restructuring plan that was undertaken to further maximize the Company’s marketing and operational productivity and to strengthen relationships with its key retail partners. The major elements of the restructuring focused on a newly created national branding strategy, elimination of low volume stock keeping units (sku’s) and the consolidation of sales, marketing and administrative functions. These steps were taken to solidify the Company’s commitment to become a “one brand, one Company” supplier to its customers. The 1999 restructuring plan resulted in a pretax charge of $15.0 million, of which $8.6 million was deemed to be Special Charges, $6.0 million as Restructuring and Other Charges and $.4 million as Other Nonrecurring Charges (the three charges together are referred to herein as the “1999 Charges”).

As disclosed in Note 5 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K, the 1999 Charges were comprised of (i) inventory reserves related to discontinued products and packaging, (ii) write off of molds that were used to make these products, (iii) employee related costs such as severance and relocation, (iv) reserves for assets and computer systems made obsolete due to the consolidation of departments and (v) transaction costs related to the implementation of the national branding strategy and the consolidation of departments.

Excluding the 1999 Charges, 1999 gross profit margin would have been 28.8%, earnings before interest and taxes (EBIT) would have been $39.2 million, earnings before interest, taxes, depreciation and amortization (EBITDA) would have been $55.4 million and earnings before income taxes (EBT) would have been $19.1 million. Diluted earnings per share would have been $1.45 for 1999.

1999 Acquisition

The Company made one acquisition in 1999. In May 1999 the Company acquired certain assets (primarily inventory and molds) from Austin Products, Inc. (the “1999 Acquisition”). Operating results from the 1999 Acquisition have been combined with the Company’s since the acquisition date. The product lines obtained included the following plastic housewares products: laundry baskets, totes, crates, bins and utility buckets. The 1999 Acquisition was completed for approximately $6.0 million in cash. 1999 sales of the acquired product line were approximately $8.5 million.

Fiscal Year 2001 as Compared to Fiscal Year 2000

The following discussion and analysis compares the actual historical results of 2001 and 2000:

	Fifty-two weeks Ended December 29, 2001		Fifty-three weeks Ended December 30, 2000
	(in thousands, except share amounts)
Net sales	$249,721	100.0%	$297,048	100.0%
Cost of goods sold	188,299	75.4%	235,144	79.2%
Special charges (income), net	(414)	(0.2)%	1,920	0.6%

Gross profit	61,836	24.8%	59,984	20.2%
Operating expenses	40,100	16.1%	44,732	15.1%
Restructuring and other charges (income)	(480)	(0.2)%	10,482	3.5%
Asset impairment charge	—	0.0%	53,348	18.0%

Operating profit (loss)	22,216	8.9%	(48,578)	(16.4)%
Interest (expense)	(18,284)	(7.3)%	(22,363)	(7.5)%
Other income (expense)	14,621	5.9%	(467)	(0.2)%

Earnings (loss) before income taxes	18,553	7.5%	(71,408)	24.1%
Income tax (expense)	(975)	(0.4)%	(103)	(0.0)%

Net earnings (loss) before extraordinary charge	17,578	7.1%	(71,511)	(24.1)%
Extraordinary charge for early retirement of debt, net of $0 income taxes	598	0.2%	—	0.0%

Net earnings (loss)	$16,980	6.9%	$(71,511)	(24.1)%

Net earnings (loss) per common share—basic	$2.24		$(9.77)

Net earnings (loss) per common share—diluted	$2.19		$(9.77)

Net Sales.    Net sales of $249.7 million in 2001 decreased $47.3 million from $297.0 million in 2000. Approximately $19.0 million of the sales decline was due to the bankruptcy of several customers including Bradlees and Ames. Also impacting comparisons to 2000 was the divestiture of PI in July 2001, which accounted for $19.2 million of the sales decrease. Sales were further impacted by a decline in selling prices in response to competitive pressures and reduced raw material costs. Management decisions not to renew certain low margin promotional sales also reduced sales between years. Sales to the Company’s top three customers increased to 58% of total sales in 2001 as compared to 45% in the prior year. The increase is due to the reduced number of retailers in the marketplace.

Laundry Management Products.    Net sales in the laundry management category of $90.4 million in 2001 were up 3% to 2000. Sales volumes were positively impacted by the introduction of new private label items as well as store growth at the major discount retailers.

General Storage Products.    Net sales in the general storage category of $74.2 million in 2001 decreased $13.0 million (15%) from 2000. The bankruptcy of several retailers, the discontinuance of several low margin promotional items and price decreases in response to competitive pressures all contributed to the decrease.

Closet Storage Products.    Net sales in this product category of $29.4 million in 2001 experienced a $5.5 million decrease, or 16% as compared to 2000. The decrease was due to the bankruptcy of several retailers, the discontinuance of several low margin promotional items and price decreases in response to competitive pressures.

Bathware Products.    Net sales in the category of $22.9 million decreased during the year by $2.2 million or 9% from 2000. During 2000, a major retailer reduced the shelf space devoted to the category. As a result, 2001 sales were also impacted. Sales were further impacted by the retailer bankruptcies.

Kitchen Storage Products.    Net sales in the kitchen storage category of $13.2 million in 2001 decreased $9.5 million, 42%, from 2000. The decrease was the result of significant competition from branded disposable product offerings. In addition, a major customer for this product line eliminated our entire offering. This alone accounted for over $3 million of the sales decrease.

Servingware Products.    Net sales in the servingware category of $19.6 million in 2001 were down from $39.5 million a year ago. The sale of the servingware product line (PI) in July 2001 accounts for the decrease.

Special Charges.    In 2001 the Company recorded special charge income of $0.4 million. The income was the net result of several actions. In the first quarter of 2001, the Company recorded a $0.1 million charge in connection with the closure of the Leominster manufacturing facility. In the fourth quarter of 2001, inventory reserves totaling $0.5 million related to the 1999 Charges and 2000 Charges were reversed to income in response to the final determination of inventory disposal values. In 2000, the Company recorded Special Charges of $1.9 million in connection with the closure of the Leominster facility. The primary components of the 2000 Special Charges included inventory reserves for the close out of inventory at the Leominster facility and the write off of obsolete and duplicate molds. The $1.9 million of Special Charges in 2000 were net of a $1.2 million reversal of a portion of the 1999 Special Charges. The reversal was due to a change in management’s estimated write-offs relating to its 1999 SKU rationalization and inventory adjustments.

Gross Profit Before Special Charges.    The Company’s gross profit before Special Charges in 2001 was $61.4 million as compared to $61.9 million in 2000. Gross profit margins improved to 24.6% from 20.8% in the prior year. Gross margins benefited from the favorable impact of the restructuring initiatives, savings generated from productivity and efficiency initiatives as well as other cost reduction programs. Additional margin improvements were achieved from favorable raw material prices (primarily steel and cardboard). A decrease in sales rep commissions and freight also favorably impacted margins. Commissions and freight were down 210 basis points as a result of sales mix changes and a realignment of the Company’s selling process. Excluding PI, gross margins were 23.5% in 2001 as compared to 17.7% in the prior year.

Operating Expenses.    Operating expenses, including selling, administrative and amortization of intangible assets decreased to $40.1 million in 2001 from $44.7 million in 2000. As a percentage of net sales, operating expenses increased to 16.1% in 2001 from 15.1% in 2000. Selling expenses (which includes internal sales force costs, marketing costs and all warehousing costs) were $17.9 million (7.1% of net sales) in 2001 and $25.5 million (8.6% of net sales) in 2000. The sale of PI reduced selling expenses by $2.7 million. The remaining reduction in selling expenses was due to the closure of the Leominster warehouse facilities, the move to less expensive warehouse space in Chicago and also due to lower sales levels. General and administrative expenses were $19.0 million (7.6% of net sales) in 2001 compared to $13.9 million (4.7% of net sales) in 2000. General and administrative expenses were impacted by several items:

•	Bad debt expense increased in 2001 by $3.9 million due to the bankruptcy of certain retailers, most notably Kmart and Ames.

•	The Company recorded charges of $3.8 million in 2001 for management bonus plans. No such charges were earned or accrued in 2000.

•	The sale of PI reduced general and administrative expenses by $1.7 million.

•	2001 included one less week of expenses than 2000 (52 vs. 53 week fiscal years), a savings of $0.2 million.

•	Other savings were achieved as a result of various cost reduction efforts.

Amortization of intangible assets in 2001 was 1.3% of net sales, or $3.2 million, versus 1.8%, or $5.3 million, in 2000. The decrease in 2001 reflects reductions of goodwill relating to the sale of PI as well as the impact of the fourth quarter 2000 asset impairment charge to reduce the carrying value of goodwill. Goodwill amortization was $2.6 million in 2001 as compared to $4.7 million recorded in 2000.

Restructuring and Other Charges.    The Company recorded income of $0.5 million as a result of the net resolution of several matters. $3 million of income was recorded from the favorable resolution of several restructuring matters. The favorable results came from higher than expected proceeds from the sale of the Company’s Leominster manufacturing facility, the favorable settlement of a claim relating to abandoned enterprise planning systems and better than expected results from the sublease of vacated warehouse space. The favorable results offset first quarter charges totaling $2.5 million related to the decision to close the Leominster manufacturing and warehouse facilities.

Asset Impairment Charges.    There were no asset impairment charges in 2001. However in December 2000, the Company recorded Asset Impairment Charges of $53.3 million related to its Plastic Storage Business. Components of the Asset Impairment Charges included $44.4 million to reduce the carrying value of goodwill, and $8.9 million to reduce the carrying value of equipment and product molds. During 2000 the Company experienced margin erosion due to continued increases in the cost of plastic resin and competitive pressures that led to price reductions on the plastic storage product lines. In the fall of 2000 as part of the Company’s annual planning process, management determined the need to review the recoverability of the long-lived assets of its Plastic Storage Business, including intangible assets, pursuant to Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. It was determined that the carrying value of the Plastic Storage Business long-lived assets, specifically goodwill and product molds, exceeded the estimated undiscounted future cash flows of the related product lines. Accordingly, the Company was required to reduce the carrying value of the net assets of its Plastic Storage Business to fair market value. The Company’s estimate of fair market value was based on various methodologies including a discounted value of the estimated future cash flows and a fundamental analysis of the business’ value.

Interest expense.    Interest expense of $18.3 million in 2001 decreased $4.1 million from $22.4 million in 2000. The decrease in interest expense in 2001 is due to significant reductions of debt ($70 million of which were proceeds from the PI sale). Outstanding debt at December 29, 2001 was $91 million lower than the amount outstanding at December 30, 2000. Also contributing to the decrease in expense from last year was a decrease in the weighted average interest rate due to rate cuts by the Federal Reserve.

Other income (expense).    During 2001 the Company generated other income of $14.6 million as compared to other expense of $0.5 million in the prior year. The primary contributor to the improvement was a gain totaling $14.5 million realized on the sale of PI. In 2000, the Company incurred $0.5 million of fees and expenses associated with a review of strategic alternatives in an effort to enhance shareholder value.

Income tax expense.    The income tax provision recorded in 2001 relates to minimum state taxes, the alternative minimum tax and foreign taxes. No federal income taxes were recognized due to significant tax loss carryforwards from prior years. At December 29, 2001 the Company had tax loss carryforwards of $39 million which can be used to reduce taxes in the future. However, there is no assurance that future income will be sufficient to utilize the tax loss carryforwards.

Extraordinary Charge for Early Retirement of Debt.    On November 1, 2001, the Company entered into a new asset-based credit facility with Fleet Capital Corporation. The facility replaced the Company’s prior credit agreement with a group of banks. The change in credit facilities required the write-off of $0.6 million of capitalized costs incurred to obtain the prior credit agreement. The extraordinary charge reduced earnings per dilutive share by $0.08. There was no tax benefit recorded against the charge.

Earnings (loss) per share—diluted.    Diluted income per share for 2001 was $2.19 as compared to 2000’s loss of ($9.77) per share. The weighted average number of shares outstanding increased to 7,754,762 in 2001 from 7,322,586 in 2000. The increase in the weighted average number of shares outstanding was due to the increase in the Company’s stock price and the resulting impact on the dilutive effect of stock options. Excluding the effects of the gain on sale of PI as well as the income and expense from special, restructuring and other charges, earnings per share in 2001 would have been $0.28 per dilutive share as compared to a loss of ($0.79) per share in 2000.

Fiscal Year 2000 as Compared to Fiscal Year 1999

The following discussion and analysis compares the actual historical results of 2000 and 1999:

	Fifty-three weeks Ended December 30, 2000		Fifty-two weeks Ended December 25, 1999
	(in thousands, except share amounts)
Net sales	$297,048	100.0%	$294,297	100.0%
Cost of goods sold	235,144	79.2%	209,641	71.2%
Special charges, net	1,920	0.6%	8,589	2.9%

Gross profit	59,984	20.2%	76,067	25.9%
Operating expenses	44,732	15.1%	45,845	15.6%
Restructuring and other charges	10,482	3.5%	5,966	2.0%
Asset impairment charges	53,348	18.0%	—	—
Other nonrecurring charges	—	—	445	0.2%

Operating profit (loss)	(48,578)	(16.4%)	23,811	8.1%
Interest (expense)	(22,363)	(7.5%)	(20,271)	(6.9%)
Other income (expense)	(467)	(0.2%)	542	0.2%

Earnings (loss) before income taxes	(71,408)	(24.1%)	4,082	1.4%
Income tax expense	103	0.0%	2,072	0.7%

Net earnings (loss)	$(71,511)	(24.1%)	$2,010	0.7%

Net earnings (loss) per common share—basic	$(9.77)		$0.27

Net earnings (loss) per common share—diluted	$(9.77)		$0.26

Net Sales.    Net sales for 2000 were $297.0 million resulting in a $2.7 million increase over 1999. Positively affecting net sales was the strong growth (22%) in the Company’s servingware line of products. In addition, a full year of sales from the 1999 Acquisitions contributed an additional $3.1 million as compared to 1999. Net sales were negatively affected by reduced selling prices and decreased placement within the existing customer base. Also negatively impacting 2000 net sales was a $2.9 million decrease in sales to Bradlees, a regional retailer in the northeast. Sales to Bradlees were reduced in the fourth quarter in anticipation of a likely bankruptcy filing. Sales were also negatively impacted by management’s elimination of numerous low volume sku’s at the end of 1999.

Laundry Management Products.    Net sales in the laundry management category of $87.6 million in 2000 were essentially flat to 1999. Deterioration of selling prices that were a direct result of a very competitive pricing environment offset sales volume increases during 2000.

General Storage Products.    Net sales in the general storage category of $87.2 million in 2000 increased $3.5 million from 1999. Additional sales volume increases due to new product development and increased promotional opportunities were partially offset by price decreases in response to competitive pressures.

Closet Storage Products.    Net sales in this product category of $34.9 million in 2000 experienced a $1.5 million increase, or 4.7% as compared to 1999. The increase was primarily due to increased plastic hanger sales.

Bathware Products.    Net sales in this product category of $25.1 million during 2000, decreased $0.6 million or 2.0% from 1999. A major retailer reduced the shelf space devoted to the category. This resulted in sales decreases for HPI and all other bathware vendors.

Kitchen Storage Products.    Net sales in the kitchen storage category of $22.7 million in 2000 decreased $4.7 million from 1999. The decrease is the result of several year end 1999 promotions that did not repeat in 2000. In addition, the category is experiencing significant competition from branded disposable product offerings that came on the market in late 1999.

Servingware Products.    Net sales in the servingware category of $39.5 million in 2000 increased $7.1 million or 22% from 1999. Increased placement with food service distributors drove the improvement. Increased placement occurred as a result of the full year effect of a new, trade channel specific sales force. The 2000 sales were also positively impacted by several price increases.

Special Charges.    In 2000, the Company recorded Special Charges of $1.9 million in connection with the closure of the Leominster facility. The primary components of the Special Charges include inventory reserves for the close out of inventory at the Leominster facility and the write off of obsolete and duplicate molds. The $1.9 million Special Charges are net of a $1.2 million reversal of a portion of the 1999 Special Charges. The reversal was due to a change in management’s estimated write-offs relating to its 1999 SKU rationalization and inventory adjustments. In 1999, the Company recorded Special Charges of $8.6 million in connection with the consolidation of two wholly owned subsidiaries (the “Consolidation”) and the implementation of a national branding strategy. The primary components of the $8.6 million Special Charges included inventory reserves for discontinued products and packaging and the write off of molds that were used to make these products. In connection with the Consolidation, the Company performed an extensive product line review resulting in the decision to eliminate approximately one-third of the Company’s total sku’s. The sku’s eliminated represented approximately 1% of consolidated sales.

Gross Profit before Special Charges.    The Company’s gross profit before Special Charges of $61.9 million in 2000 represents a decrease of $22.7 million, or 26.8% from 1999. Gross profit margin decreased to 20.8% in 2000 from 28.8% in 1999. The deterioration in gross profit margin was due to several factors:

•
The Company experienced an increase in resin costs, the Company’s primary raw material component. The cost increases in plastic resin were attributable to increased demand for plastic resin beyond manufacturers’ ability to supply. The gross profit impact of the increased plastic resin cost was approximately $13.0 million.

•
A deterioration in selling prices impacted margins. The Company sells a majority of its volume to several large mass-market retailers. The large retailers did not accept price increases to cover the higher cost of raw materials. In fact, competitive pressures forced the Company to reduce selling prices to maintain shelf space. The result of this competitive environment was reduced selling prices despite higher raw material costs, both of which negatively affected margins. Management estimates that the selling price reductions decreased gross profit by $7.7 million.

•
The El Paso facility, which opened during the first quarter of 2000. The addition of a new facility, together with under absorbed capacity costs during the initial 6-month start up phase, added to total costs. Since total sales did not significantly change year to year, the additional facility only added to the Company’s manufacturing expense base. The El Paso facility added costs of $3.5 million as compared to the prior year.

Offsetting the above factors during 2000 was the positive impact of the 1999 restructuring, which eliminated various low volume sku’s.

Operating Expenses.    Operating expenses, including selling, administrative and amortization of intangible assets decreased to $44.7 million in 2000 from $45.8 million in 1999. As a percentage of net sales, operating expenses decreased to 15.1% in 2000 from 15.6% in 1999. Selling expenses were 8.6% of net sales in 2000 and 8.5% of net sales in 1999. Increased selling expenses of $0.5 million in 2000 were primarily related to higher warehousing costs for servingware products. General and administrative expenses were 4.7% of net sales in 2000 compared to 5.3% in 1999. General and administrative cost savings of $1.5 million were primarily due to the 1999 fourth quarter consolidation of administrative functions. Reductions in management bonus expense offset the impact of the fact that 53 weeks were included in the Company’s 2000 fiscal year as opposed to 52 weeks in 1999. Amortization of intangible assets in 2000 was flat to 1999 at 1.8% of net sales.

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

Asset Impairment Charges.    In December 2000 the Company recorded Asset Impairment Charges of $53.3 million related to its Plastic Storage Business. Components of the Asset Impairment Charges included $44.4 million to reduce the carrying value of goodwill, and $8.9 million to reduce the carrying value of equipment and product molds. During 2000 the Company experienced margin erosion due to continued increases in the cost of plastic resin and competitive pressures that led to price reductions on the plastic storage product lines. While plastic resin costs were rising most of the year, the most significant selling price reductions occurred in the third and fourth quarters. During the Company’s annual operating and strategic planning process, a review of the future financial prospects of the business was completed. As part of this process, management determined the need to review the recoverability of the long-lived assets of its Plastic Storage Business, including intangible assets, pursuant to Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. It was determined that the carrying value of the Plastic Storage Business long-lived assets, specifically goodwill and product molds, exceeded the estimated undiscounted future cash flows of the related product lines. Accordingly, the Company was required to reduce the carrying value of the net assets of its Plastic Storage Business to fair market value. The Company’s estimate of fair market value was based on various methodologies including a discounted value of the estimated future cash flows and a fundamental analysis of the business’ value.

Other Nonrecurring Charges.    In 1999, the Company recorded $0.4 million related to the cost of a new national branding strategy and employee related costs such as relocation. No such costs were incurred in 2000.

Interest Expense.    Interest expense increased to $22.4 million in 2000 as compared to $20.3 million in 1999. The increase is a function of higher average debt balances, the addition of a 53rd week to the fiscal year and higher borrowing rates. Borrowing rates under the Company’s senior loan agreement were raised in connection with the September 2000 amendment to the Company’s Revolving Credit Agreement.

Other Income (Expense).    In 2000, the Company incurred $0.5 million of fees and expenses associated with the exploration of strategic alternatives to enhance shareholder value. In 1999, other income was generated from the gain on sale of the Company’s former home improvements products division, Shutters, Inc.
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

Earnings (loss) per share—diluted.    Diluted loss per share for 2000 was ($9.77) as compared to 1999 earnings of $0.26 per share. The weighted average number of shares outstanding decreased to 7,322,586 in 2000 from 7,610,200 in 1999. The decrease in the weighted average number of shares outstanding was due to the Company’s stock price falling below the lowest stock option exercise price resulting in the elimination of stock options and warrants from the number of shares outstanding.

Capital Resources and Liquidity

The Company’s primary sources of liquidity and capital resources include cash provided from operations and borrowings under the Company’s credit facility.

The Company’s net debt position (short and long term debt, net of cash on hand) was significantly reduced in the last twelve months. Net debt was $129.5 million at December 29, 2001 as compared to $218.5 million at December 30, 2000. The decrease of $89 million has strengthened the Company’s financial position. The decrease in net debt is due to the sale of PI as well as very strong positive cash flows from operations. The sale of PI generated $69.5 million and operations generated $19.5 million of positive cash flow.

The Company’s working capital at year-end 2001 (excluding cash and short term debt) was $4.8 million, or $17.2 million lower than at the end of 2000. The decrease in working capital was due to the sale of PI, which had $4.0 million of working capital at December 30, 2000, reductions of receivables and inventories as well as an increase in accruals.

Capital spending in 2001 was $5.2 million as compared to $14.5 million in 2000. Capital spending in 2001 included various information technology and production facility projects as well as the replacement of machinery and equipment. The significantly higher capital spending in 2000 was primarily due to the build out of the El Paso facility as well as information technology projects.

On November 1, 2001, the Company entered into a new four year, $50 million asset-based credit facility with Fleet Capital Corporation (“Fleet Capital”) as its sole lender. The facility replaces the $50 million senior credit agreement with a previous group of banks led by The Chase Manhattan Bank (“the Bank Group”). The new facility provides lower interest rates and more favorable financial covenants than the facility it replaces. In addition, the new facility allows for increased flexibility in the use of funds, including the ability to pursue acquisitions and buy back the Company’s high yield bonds. Such transactions were prohibited under the senior credit agreement with the Bank Group.

The Company believes its new financing facilities together with its cash flow from operations will provide sufficient capital to fund operations, make required debt repayments and meet anticipated capital spending needs. Availability at December 29, 2001, under the new facility was $34 million and the Company’s defined borrowing base was approximately $37 million.

Management Outlook and Commentary

•
Weak economic conditions during much of 2001 negatively impacted our customers and our sales. During 2001 several of the Company’s retail customers filed for bankruptcy protection. The Company estimates that it lost approximately $19 million in sales due to these bankruptcies during the year. As we enter 2002, year-to-year sales comparisons will be negatively impacted as a result of the reduction in the customer base. As the weak economic conditions continue, the Company may encounter further consolidation of its retail customer base through additional customer bankruptcies. In addition, the weak economy may result in reduced consumer traffic at the Company’s primary customers. This would likely result in further sales declines.

•
In January 2002, Kmart announced that it had filed for bankruptcy protection. Kmart is the Company’s second largest customer with $50 million of gross sales in 2001. The Company’s receivable from Kmart at the time of the bankruptcy filing was $6.7 million. The Company does not expect to collect this money in 2002 but is hopeful that some portion will be recovered in 2003 when Kmart expects to emerge from bankruptcy. As part of Kmart’s recovery plan, they have announced the closing of 284 stores, approximately 13% of their store base. Such store closings are likely to have a negative impact on the Company’s future sales.

•
The Company’s primary raw materials are plastic resin, steel, fabric and corrugated packaging. Fluctuations in the cost of these materials can have a significant impact on reported results. Management does not expect to see a significant change in the cost of these materials as compared to 2001. However the cost of these items is affected by many variables outside the control of the company and changes to the current perceived trends are possible.

•
Plastic resin currently represents approximately 15% to 20% of the Company’s cost of goods sold. Although the sale of PI has reduced the Company’s exposure to resin price fluctuations, resin costs continue to be a meaningful element of the Company’s cost structure. During 2001, resin prices were down slightly to the prior year and were lower than historical averages. These cost decreases were largely passed on to customers through selling price reductions. There is no assurance that the current costing levels will continue nor that future resin price increases can be passed on to customers. Plastic resin costs are impacted by several factors outside the control of the Company including supply and demand characteristics, oil and natural gas prices and the overall health of the economy. Any of these factors could potentially have a positive or negative impact on plastic resin prices and the Company’s profitability.

•
During 2001, the Company completed all of its restructuring initiatives including the closure of its east coast operations and the realignment of several manufacturing facilities to improve production efficiency and lower costs. While savings were realized during the second half of 2001, a full year’s savings will be realized in 2002.

•
As a result of operating losses and restructuring write-offs incurred in 2000, the Company has significant tax loss carryforwards. These carryforwards can be used to reduce taxable income in future periods. The Company estimates that its tax loss carryforwards as of December 29, 2001 are in excess of $39 million. There is no assurance that future taxable income will be sufficient to utilize the tax loss carryforwards.

•
The Company is highly leveraged with total debt representing over two times our net tangible assets. Accordingly, earnings and cash flow could be materially impacted by changes in interest rates or other business factors. Furthermore, the financial and operating covenants related to the Loan and Security Agreement place some restrictions on the operations of the Company. During 2001, the Company operated well within its financial and operating covenants and expects to operate within the covenants in 2002.

•
The Company’s new financing arrangements with Fleet Capital provide increased flexibility for the use of borrowed funds. The Company is now free to pursue selected acquisitions that would increase shareholder value. In addition, the financial covenants related to the financing are fewer in number and are less restrictive than the Company’s prior financing arrangements. The new covenants take into account seasonal fluctuations and give recognition to the Company’s collateral base. Because the financing is asset based, availability of funds to borrow is dependent on the quality of the Company’s asset base, primarily its receivables and inventory. Should Fleet Capital determine that such assets do not meet the bank’s credit tests, availability can be restricted. Given the Company’s retail customer base, it is possible that certain customers will be excluded from the asset base thus reducing the Company’s ability to borrow.

•
Over the past four years, the Company’s growth has come via acquisition. Management still believes that acquisitions continue to provide an opportunity to meaningfully grow the Company’s sales and profits. However, until the Company is able to significantly reduce our debt levels, it will focus on smaller acquisitions.

Forward-Looking Statements

This annual report on Form 10-K, including “General Development of Business,” “Properties,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those, described in the forward-looking statements. Such factors and uncertainties include, but are not limited to:

•	the impact of the level of the Company’s indebtedness

•	restrictive covenants contained in the Company’s various debt documents

•	general economic conditions and conditions in the retail environment

•	the Company’s dependence on a few large customers

•	price fluctuations in the raw materials used by the Company, particularly plastic resin

•	competitive conditions in the Company’s markets

•	the seasonal nature of the Company’s business

•	fluctuations in the stock market

•	the extent to which the Company is able to retain and attract key personnel

•	relationships with retailers

•	the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company)

•	our ability to develop and introduce new products and product modifications necessary to remain competitive

•	other factors discussed in “Management Outlook and Commentary” above

As a result, the Company’s operating results may fluctuate, especially when measured on a quarterly basis. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission. Such reports attempt to advise interested parties of the factors that affect the Company’s business.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risks from changes in interest rates and commodity based raw materials (resin, steel and fabric).

Interest Rate Risk.    The Company’s Loan and Security Agreement is LIBOR-based and is subject to interest rate movements. A 10% increase or decrease in the average cost of the Company’s variable rate debt would result in a change in pretax interest expense of approximately $0.1 million, based upon borrowings outstanding at December 29, 2001.

Commodity Risk.    The Company is subject to price fluctuations in commodity based raw materials such as plastic resin, steel and griege fabric. Changes in the cost of these materials may have a significant impact on the Company’s operating results. Management does not anticipate significant fluctuations in the cost of these materials during 2002. On the other hand the cost of these items is affected by many factors outside of the Company’s control and changes to the current trends are possible. There have been no significant changes in the costs of plastic resin, steel and griege fabric during the fifty-two week period ended December 29, 2001, although plastic resin prices have decreased slightly during 2001. See Item 8. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Management Outlook and Commentary” above.

The Company has entered into commitments to purchase certain minimum annual volumes of plastic resin. These purchase commitments approximate 64% of the Company’s total annual plastic resin purchases. The Company expects to purchase in excess of 120 million pounds of resin in 2002. The agreements expire in December 2002 and December 2003. The purchase commitment pricing is not tied to fixed rates; therefore, the Company’s results of operations or financial position could be affected by significant changes in the market cost of plastic resin. See “Item 1 Business”—Raw Materials, which is incorporated by reference to this section, for further details.

Item 8.    Financial Statements and Supplementary Data.

The following pages contain the Financial Statements and Supplementary Data as specified by Item 8 of Part II of Form 10-K.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of Home Products International, Inc. is responsible for the accuracy and internal consistency of all information contained in this annual report, including the Consolidated Financial Statements. Management has followed those generally accepted accounting principles, which it believes to be most appropriate to the circumstances of the Company, and has made what it believes to be reasonable and prudent judgments and estimates where necessary.

Home Products International, Inc. operates under a system of internal accounting controls designed to provide reasonable assurance that its financial records are accurate, that the assets of the Company are protected and that the financial statements fairly present the financial position and results of operations of the Company. The internal accounting control system is tested, monitored and revised as necessary.

Three directors of the Company, not members of management, serve as the Audit Committee of the Board of Directors and are the principal means through which the Board oversees the performance of the financial reporting duties of management. The Audit Committee meets with management and the Company’s independent auditors several times a year to review the results of the external audit of the Company and to discuss plans for future audits. At these meetings, the Audit Committee also meets privately with the independent auditors to assure its free access to them.

The Company’s independent auditors, Arthur Andersen LLP, audited the financial statements prepared by the management of Home Products International, Inc. Their opinion on these statements is presented below.

/s/ JAMES R. TENNANT James R. Tennant Chief Executive Officer	/s/ JAMES E. WINSLOW James E. Winslow Executive Vice President, Chief Financial Officer and Secretary

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders of
Home Products International, Inc.

We have audited the accompanying consolidated balance sheets of Home Products International, Inc. (a Delaware corporation) and its subsidiary as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for the fifty-two week period ended December 29, 2001, fifty-three week period ended December 30, 2000 and fifty-two week period ended December 25, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Home Products International, Inc. and its subsidiary as of December 29, 2001 and December 30, 2000, and the results of its operations and its cash flows for the fifty-two week period ended December 29, 2001, the fifty-three week period ended December 30, 2000 and the fifty-two week period ended December 25, 1999 in conformity with accounting principles generally accepted in the United States.

AR	THUR ANDERSEN LLP

Chicago, Illinois
February 8, 2002

HOME PRODUCTS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	As of Fiscal Year End
	2001	2000
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,091	$3,152
Accounts receivable, net of allowance for doubtful accounts of $11,575 at December 29, 2001 and $10,927 at December 30, 2000	36,577	46,095
Inventories, net	17,043	27,388
Prepaid expenses and other current assets	2,275	4,051

Total current assets	56,986	80,686

Property, plant and equipment—at cost	87,502	94,161
Less accumulated depreciation and amortization	(44,871)	(38,280)

Property, plant and equipment, net	42,631	55,881

Deferred income taxes	7,686	7,686
Patents and non-compete agreements, net	1,616	2,176
Other intangibles, net	74,759	114,657
Other non-current assets	3,665	4,566

Total assets	$187,343	$265,652

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$16,834	$20,521
Accrued liabilities	33,916	34,981
Current maturities of long-term obligations	158	6,558

Total current liabilities	50,908	62,060

Other long term liabilities	3,168	3,038
Long-term obligations—net of current maturities	130,447	215,051
Stockholders’ equity:
Preferred stock—authorized, 500,000 shares, $.01 par value; none issued	—	—
Common stock—authorized 15,000,000 shares, $.01 par value; 8,641,338 shares issued at December 29, 2001 and 8,591,978 shares issued at December 30, 2000	87	86
Additional paid-in capital	49,920	49,811
Retained earnings	(40,262)	(57,242)
Common stock held in treasury—at cost (822,394 shares at December 29, 2001 and December 30, 2000)	(6,528)	(6,528)
Unamortized value of restricted stock	(397)	(624)

Total stockholders’ equity (deficit)	2,820	(14,497)

Total liabilities and stockholders’ equity (deficit)	$187,343	$265,652

The accompanying notes are an integral part of the financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2001	2000	1999
	(in thousands, except per share amounts)
Net sales	$249,721	$297,048	$294,297
Cost of goods sold	188,299	235,144	209,641
Special charges (income), net	(414)	1,920	8,589

Gross profit	61,836	59,984	76,067
Operating expenses
Selling	17,886	25,489	24,992
Administrative	19,024	13,893	15,428
Amortization of intangible assets	3,190	5,350	5,425
Restructuring and other charges (income)	(480)	10,482	5,966
Asset impairment charges	—	53,348	—
Other nonrecurring charges	—	—	445

	39,620	108,562	52,256

Operating profit (loss)	22,216	(48,578)	23,811

Other income (expense)
Interest income	38	107	170
Interest (expense)	(18,284)	(22,363)	(20,271)
Other income (expense)	14,583	(574)	372

	(3,663)	(22,830)	(19,729)

Earnings (loss) before income taxes and extraordinary charge	18,553	(71,408)	4,082
Income tax (expense)	(975)	(103)	(2,072)

Earnings (loss) before extraordinary charge	$17,578	$(71,511)	$2,010
Extraordinary charge for early retirement of debt, net of $0 income tax	(598)	—	—

Net earnings (loss)	$16,980	$(71,511)	$2,010

Earnings (loss) before extraordinary charge, per common share—basic	$2.32	$(9.77)	$0.27
Extraordinary charge for early retirement of debt	(0.08)	—	—

Net earnings (loss) per common share—basic	$2.24	$(9.77)	$0.27

Earnings (loss) before extraordinary charge, per common share—diluted	$2.27	$(9.77)	$0.26
Extraordinary charge for early retirement of debt	(0.08)	—	—

Net earnings (loss) per common share—diluted	$2.19	$(9.77)	$0.26

The accompanying notes are an integral part of the financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Currency Translation and other Adjustments	Common Stock Held In Treasury At Cost	Unamortized Value of Restricted Stock	Total
	(in thousands, except share amounts)
Balance at December 26, 1998	$—	$80	$48,455	$12,259	$(151)	$(2,642)	$—	$58,001

Net earnings	—	—	—	2,010	—	—	—	2,010
Issuance of 41,238 shares in connection with exercise of stock options and various stock plans	—	1	345	—	—	—	—	346
Treasury stock purchased at cost	—	—	—	—	—	(3,886)	—	(3,886)
Translation adjustment	—	—	—	—	151	—	—	151

Balance at December 25, 1999	$—	$81	$48,800	$14,269	$—	$(6,528)	$—	$56,622

Net (loss)	—	—	—	(71,511)	—	—	—	(71,511)
Issuance of 65,279 shares in connection with employee stock transactions and various other stock plans	—	1	335	—	—	—	—	336
Deferred compensation expense associated with equity awards	—	4	676	—	—	—	(676)	4
Amortization of deferred compensation	—	—	—	—	—	—	52	52

Balance at December 30, 2000	$—	$86	$49,811	$(57,242)	$—	$(6,528)	$(624)	$(14,497)

Net earnings	—	—	—	16,980	—	—	—	16,980
Issuance of 81,427 shares in connection with exercise of stock options and various stock plans	—	1	109	—	—	—	—	110
Amortization of deferred compensation	—	—	—	—	—	—	227	227

Balance at December 29, 2001	$—	$87	$49,920	$(40,262)	$—	$(6,528)	$(397)	$2,820

The accompanying notes are an integral part of the financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2001	2000	1999
	(in thousands)
Operating activities:
Net earnings (loss)	$16,980	$(71,511)	$2,010
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring and asset impairment charges	—	57,325	3,940
Depreciation and amortization	13,379	18,265	16,241
Amortization of restricted stock compensation	227	52	—
Gain on the sale of the servingware product line	(14,489)	—	—
Extraordinary charge on early retirement of debt	598	—	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	6,727	13,476	(10,302)
(Increase) decrease in inventories	7,238	(3,324)	1,119
(Increase) decrease in prepaids and other current assets	1,064	3,507	(713)
Decrease in net deferred tax asset	—	731	2,074
Increase (decrease) in accounts payable	(2,189)	(3,299)	3,716
Increase (decrease) in accrued liabilities	(6,682)	1,330	(1,836)
Other operating activities, net	473	1,154	(1,634)

Net cash provided by operating activities	23,326	17,706	14,615

Investing activities:
Proceeds on sale of the servingware product line, net	69,501	—	—
Proceeds on sale of business, net	—	—	4,092
Proceeds on sale of building	1,218	—	977
1999 Acquisition	—	—	(5,962)
Newell Asset Acquisition, net of cash acquired	—	—	571
Capital expenditures, net	(5,213)	(14,459)	(14,698)

Net cash provided (used) by investing activities	65,506	(14,459)	(15,020)

Financing activities:
Borrowings under loan and security agreement	859	—	—
Borrowings (payments) under revolving line of credit	(50,000)	1,750	4,250
Additions to capital lease obligation	—	—	3,137
Payments—$50,000 Term Loan	(40,500)	(6,500)	(3,000)
Payments on Industrial Revenue Bonds	(1,200)	(400)	(400)
Payment of capital lease obligation	(163)	(146)	(167)
Purchase of treasury stock	—	—	(3,886)
Exercise of common stock options and issuance of common stock under various stock plans	111	340	346

Net cash (used) provided by financing activities	(90,893)	(4,956)	280

Net increase (decrease) in cash and cash equivalents	(2,061)	(1,709)	(125)
Cash and cash equivalents at beginning of year	3,152	4,861	4,986

Cash and cash equivalents at end of year	$1,091	$3,152	$4,861

Supplemental disclosures:
Cash paid during the year for:
Interest	$17,017	$20,904	$19,864

Income taxes, net	$746	$7	$3,485

The accompanying notes are an integral part of the financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2001, December 30, 2000, and December 25, 1999 (in thousands, except per share amounts)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Home Products International, Inc. (the “Company”), based in Chicago, is a leading designer, manufacturer and marketer of a broad range of value-priced, quality consumer houseware products. The Company’s products are marketed principally through mass market trade channels in the United States and internationally.

Fiscal Year.

The Company reports on a 52/53 week fiscal year. References to 2001 are for the fifty-two weeks ended December 29, 2001, 2000 is for the fifty-three weeks ended December 30, 2000 and 1999 is for the fifty-two weeks ended December 25, 1999.

Principles of Consolidation.

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated.

Use of Estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of financial statements. Actual results could differ from those estimates.

Reclassifications.

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

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

The estimated service lives of the fixed assets are as follows:

Buildings	30 years
Land and building under capital lease	lease term
Machinery, equipment and vehicles	3-8 years
Tools, dies and molds	5 years
Furniture, fixtures and office equipment	2-8 years
Leasehold improvements	remaining lease term

Revenue Recognition.

Revenue from the sale of products is recognized upon shipment of products to customers. Allowances for estimated returns, discounts and retailer incentives and promotions are recognized when sales are recorded and are based on various market data, historical trends and information from customers. Actual returns, discounts and retailer incentives and promotions have not been materially different from estimates.

Advertising Costs.

In accordance with Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs,” advertising done on the Company’s behalf by retailers is negotiated with each retailer as part of an overall trade allowance program and is paid through advertising allowances. All trade allowance program costs (including advertising allowances) are expensed and accrued as sales are recorded. Trade allowance program costs (including advertising allowances) in fiscal years 2001, 2000 and 1999 were $22,014, $23,597 and $19,842, respectively.

Patents and Non-Compete Agreements.

Covenants not to compete are amortized on a straight-line basis over the terms of the respective agreements. Patents, royalty rights, trademarks acquired and licensing agreements are amortized over their estimated useful lives ranging from five to ten years.

Intangible Assets.

Goodwill, which represents the excess of the purchase price over the fair value of acquired companies, is amortized on a straight-line basis over a period not to exceed forty years (See “New Accounting Standards” below on the issuance of statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” for changes in fiscal year 2002).

Long-Lived Assets.

In accordance with SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” the Company reviews long-lived assets, included goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the expected future undiscounted cash flows, the Company measures and records an impairment loss for the excess of the carrying value of the asset over its fair value (See “New Accounting Standards” below for the issuance of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets” for changes in fiscal year 2002).

Income Taxes.

Deferred tax assets and liabilities are determined at the end of each fiscal period, based on differences between the financial statement bases of assets and liabilities and the tax bases of those same assets and liabilities, using the currently enacted statutory tax rates.

Net Earnings (Loss) Per Common Share.

The following table reconciles earnings (loss) per share from continuing operations for 2001, 2000 and 1999:

	2001	2000	1999
Net income (loss)	$16,980	$(71,511)	$2,010

Weighted average common shares outstanding—basic	7,564	7,323	7,389
Stock options, warrants and restricted stock	191	—	221

Weighted average common shares outstanding—diluted	7,755	7,323	7,610

Earnings (loss) per common share—basic	$2.24	$(9.77)	$0.27

Earnings (loss) per common share—diluted	$2.19	$(9.77)	$0.26

Earnings per common share—basic is computed based on the weighted average number of outstanding common shares. Earnings per common share—diluted includes the weighted average effect of dilutive options, warrants and restricted stock on the weighted average shares outstanding. In 2000 dilutive options, warrants and restricted stock were not included in the computation of diluted earnings per share because the assumed exercise of such equivalents would have been antidilutive.

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

The contributions to all the profit sharing, savings, and retirement plans for 2001, 2000 and 1999 were $1,262, $1,785, and $1,597, respectively.

Cash and Cash Equivalents.

The Company considers all highly liquid, short-term investments with an original maturity of three months or less, to be cash equivalents.

Concentration of Credit Risk.

The Company is dependent upon a few customers for a large portion of its revenues. In 2001 three customers each accounted for more than 10% of consolidated gross sales. The Company’s top three customers, Wal-Mart, Kmart, and Target accounted for 25.4%, 20.4% and 12.4% of gross sales respectively in 2001. These same three customers accounted for 19.9%, 13.4% and 11.9% respectively in 2000. The loss of one of these customers could have a material effect on the Company. No other customer accounted for more than 10% of consolidated gross sales in 2001 or 2000.

In January 2002, Kmart announced that it had filed for bankruptcy protection. Kmart is the Company’s second largest customer with $50 million of gross sales in 2001. The Company’s receivable from Kmart at the time of the bankruptcy filing was $6.7 million. The Company does not expect to collect this money in 2002 but is hopeful that some portion will be recovered in 2003 when Kmart expects to emerge from bankruptcy. As part of Kmart’s recovery plan, they have announced the closing of 284 stores, approximately 13% of their store base. Such store closings are likely to have a negative impact on the Company’s future sales.

Related Parties.

A director of the Company is the executor and co-trustee of certain estates and trusts (the “Trusts”) which lease facilities to the Company as discussed in Note 15. In addition, this director is a partner in a law firm that is the Company’s general counsel. All transactions with the Trusts and the law firm are consummated at “arms length”.

New Accounting Standards.

In June 1998 and 1999, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133 and No. 137, respectively. The FASB issued SFAS No. 138 to amend SFAS No. 133, in June 2000. Collectively, these statements are intended to represent the comprehensive guidance on accounting for derivatives and hedging activities. The adoption of these new standards on December 31, 2000 did not have an effect on the Company’s results of operations as it has no derivatives or hedging instruments.

In May 2000, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 14, “Accounting for Certain Sales Incentives” (“EITF No. 00-14”). This issue addresses the recognition, measurement, and income statement classification of various types of sales incentives, including discounts, coupons, rebates, and offers for free products. Upon adopting EITF No. 00-14, which is effective with the fourth quarter of 2001, it is required that these sales incentives be classified as deductions from sales within the income statement. The Company’s historical accounting policy has been to include these types of sales incentives as a deduction from sales.

In January 2001, the EITF reached a consensus on Issue 3 of No. 00-22, “Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future”. This consensus required that certain rebate offers and free products that are delivered subsequent to a single exchange transaction be recognized when incurred and reported as a reduction of sales. The Company’s historical accounting policy has been to include these types of sales related incentives as a reduction of sales.

In April 2001, the EITF reached a consensus on Issue No. 00-25 (“EITF 00-25”), “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products,” which requires the costs of certain vendor consideration, such as slotting fees and off-invoice arrangements, to be classified as a reduction of revenue rather than as marketing expense. The Company will be required to adopt EITF No. 00-25 by the fourth quarter of 2001. The Company’s historical accounting policy has been to include these types of sales arrangements as a deduction of sales.

In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being combined into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to  June 30, 2001, will be adopted by the Company on December 30, 2001. The Company is currently evaluating the impact adoption may have on our financial position and results of operations. The adoption of these accounting standards will reduce the Company’s amortization of goodwill and other intangible assets commencing December 30, 2001. Amortization expense arising from goodwill and other intangible assets that will no longer be amortized under the provisions of the new rules was approximately $2.6 million and $4.7 million in 2001 and 2000, respectively.

The FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, dated August 2001. This statement supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentations of discontinued operations to include more disposal transactions. The Company will adopt the provisions of SFAS 144 on December 30, 2001. The Company is currently evaluating the impact SFAS 144 may have on the financial position and results of operations.

NOTE 2.    DIVESTITURE OF PRODUCT LINE

On June 7, 2001, the Company entered into a definitive agreement to sell its servingware product line, Plastics, Inc. (“PI”), to A & E Products Group LP, an affiliate of Tyco International. The Company completed the sale on July 6, 2001 for $71 million in cash (the “Sale”). The net Sale proceeds of $69.5 million, net of transaction costs, were used to retire the Company’s term debt and a portion of its revolving credit borrowings. The Sale resulted in a gain of approximately $14.5 million, which was recorded as other income during the third quarter of 2001. During 2001 and 2000, PI contributed net sales of $19.7 million and $39.5 million, respectively and operating profits of $3.7 million in 2001 and $7.8 million in 2000. For more information about the divestiture see the Current Report on Form 8-K filed on July 18, 2001 and Current Report on Form 8-K/A on July 27, 2001.

The unaudited pro forma historical results for the fifty-two weeks ended December 29, 2001 and fifty-three weeks ended December 30, 2000, as if the Plastics, Inc. product line had been sold at the beginning of fiscal 2001 and 2000, respectively, are estimated to be:

	Fifty-Two and Fifty-Three weeks ended
	December 29, 2001	December 30, 2000
Net sales	$230,553	$257,565

Net income (loss), excludes the gain on the sale of PI, restructuring and extraordinary charge	$1,616	$(7,081)

Net income (loss) per common share, excludes the gain on the sale of PI, restructuring and extraordinary charge	$0.21	$(0.97)

EBITDA, excludes the gain on the sale of PI, restructuring and extraordinary charge	$29,793	$24,674

The pro forma results reflect a decrease in goodwill amortization and a reduction of interest expense on the retirement of debt due to the divestiture. The 2001 and 2000 pro forma results do not include the gain on the sale of the servingware product line, special, restructuring and other charges (income) and extraordinary charge related to the early extinguishment of debt. The pro forma results are not necessarily indicative of what actually would have occurred if the divestiture had been completed as of the beginning of each of the fiscal periods presented, nor are they necessarily indicative of future consolidated results.

NOTE 3.    2001 SPECIAL, RESTRUCTURING AND OTHER CHARGES

During the first quarter of 2001, the Company closed its Leominster, MA manufacturing and warehouse facilities. Accordingly, we recorded a pretax charge of $2,593, of which $110 was deemed to be Special Charges and $2,483 as Restructuring and Other Charges (collectively referred herein as the “2001 Restructuring”). These charges were comprised of (i) charge to relocate and liquidate inventory at Leominster and other facilities, (ii) charge for the relocation of machinery and equipment used at the Leominster facility and other facilities, (iii) charge for Leominster plant closure, lease termination and sub-lease costs, (iv) charge to write off obsolete and duplicate assets that were used at the Leominster facility and other facilities, (v) charge for employee related severance costs, and (vi) charge for other related restructuring costs.

In the fourth quarter of 2001, the Company completed all of its restructuring initiatives. Due to the favorable resolution of several matters, we concluded that certain reserves related to the 2001 Restructuring, 2000 Charges (defined in Note 4) and 1999 Charges (defined in Note 5) were no longer required. Accordingly, reserves totaling $3,487 were reversed to income in the fourth quarter.

For the year, the net impact of the first quarter actions and fourth quarter reserve review was a reduction of expenses of $894, of which $414 is deemed to be Special Charges and $480 as Restructuring and Other Charges. The two charges together are referred to herein as the “2001 Charges”.

As a result of the closure of the Leominster facility the Company eliminated approximately 124 hourly and salaried positions in Leominster.

The 2001 Charges are summarized as follows:

	1st Quarter 2001	4th Quarter 2001	Total 2001
Cost of Goods Sold:
Special charges (income):
Inventory relocation and liquidation	$175	$(524)	$(349)
SKU reduction and inventory adjustments related to 1999	(65)	—	(65)

Total charge (income) to cost of goods sold	110	(524)	(414)

Operating Expenses:
Restructuring and other charges (income):
Plant and facilities:
Relocation of machinery & equipment	1,179	78	1,257
Plant closure, lease termination & sub-lease costs	971	(1,943)	(972)
Elimination of obsolete assets	29	(246)	(217)
Elimination of obsolete assets related to 1999	—	(664)	(664)
Employee related costs	341	(85)	256
Other costs	(37)	(82)	(119)
Other costs related to 1999	—	(21)	(21)

Total charge (income) to operating expenses	2,483	(2,963)	(480)

Total net charges (income)	$2,593	$(3,487)	$(894)

Included in the 2001 Charges are reserve reversals totaling $750 related to the 1999 Charges.

Restructuring plans established in connection with the 2001/2000 charges have been completed and remaining restructuring reserves of $4,229, as of December 29, 2001, are considered adequate. Total net cash outlays were $3,396 in 2001. Restructuring reserve balances as of December 30, 2000, activity during the current year and restructuring reserve balances as of December 29, 2001, were as follows:

	Reserve balance at 12/30/00	Additional charge 2001	Change in estimate 2001	Amounts utilized in 2001	Reserve balance at 12/29/01
Inventory	$2,744	$765	$(1,114)	$(2,117)	$278
Plant and facilities	3,950	1,268	(983)	(1,119)	3,116
Obsolete and duplicate assets	916	—	(217)	(326)	373
Employee related costs	835	278	(22)	(1,041)	50
Other	875	36	(155)	(344)	412

	$9,320	$2,347	$(2,491)	$(4,947)	$4,229

NOTE 4.    2000 SPECIAL, RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

In December 2000, the Company began implementation of a restructuring plan that was undertaken to reduce fixed costs and better position the Company for sustained profitability. The restructuring plan entailed the closure of the Leominster, MA facility (the “Closure”), a reconfiguration of remaining manufacturing facilities, a reduction in headcount and a realignment of the selling process. The restructuring initiatives were completed during the third quarter 2001. The restructuring resulted in a pretax charge of $12,402, of which $1,920 is deemed to be Special Charges and $10,482 as Restructuring and Other Charges (the two charges together are referred to herein as the “2000 Charges”). The Company also recorded pretax Asset Impairment Charges of $53,348 related to its general and kitchen storage product lines (the “Plastic Storage Business”).

The 2000 Charges and Asset Impairment Charges are summarized as follows:

	Expected cash charge	Non-cash charge	Totals
Cost of Goods Sold:
Special charges:
Inventory dispositions	$—	$2,912	$2,912
Obsolete and duplicate molds	—	221	221
SKU reduction and inventory adjustments related to 1999 special charges	—	(1,213)	(1,213)

Total charge to cost of goods sold	—	1,920	1,920

Operating Expenses:
Restructuring and other charges:
Plant and facilities asset disposition and lease termination costs	3,950	2,086	6,036
Elimination of obsolete molds	—	2,585	2,585
Employee related costs	884	—	884
Other costs	477	500	977

Subtotal	5,311	5,171	10,482

Asset impairment charges:
Goodwill impairment	—	44,404	44,404
Impairment of equipment and molds	—	8,944	8,944

Subtotal	—	53,348	53,348

Total charge to operating expenses	5,311	58,519	63,830

Total net charges	$5,311	$60,439	$65,750

The 2000 Charges and Asset Impairment Charges includes a $1,213 reversal of SKU reduction and inventory adjustments relating to the 1999 Special Charges. The total 2000 Charges and Asset Impairment Charges was $66,963 after excluding the impact of the $1,213 1999 Special Charges reversal.

The 2000 Charges were comprised of (i) reserve to reduce inventory in the Leominster facility to net realizable value due to the plant closure, (ii) write off of obsolete and duplicate molds that were used at the Leominster facility (iii) reversal of SKU reduction and inventory adjustments relating to the 1999 Special Charges, (iv) reserves for plant and facility assets that were disposed of, (v) employee related severance costs and (vi) lease termination costs. The Company anticipates that the result of these restructuring actions may be annual pre-tax cash savings of $5-$6 million of which $2-$3 million was realized in 2001.

The Company identified a total of 124 hourly and salaried Leominster employees to be terminated in accordance with the Closure. As of December 29, 2001 all of these employees have been terminated.

Components of the Asset Impairment Charges include $44,404 to reduce the carrying value of goodwill, and $8,944 to reduce the carrying value of equipment and product molds. During 2000 the Company experienced margin erosion due to continued increases in the cost of plastic resin and competitive pressures that led to price reductions on the plastic storage product lines. While plastic resin costs were rising most of the year, the most significant selling price reductions occurred in the third and fourth quarters. During the Company’s annual operating and strategic planning process, a review of the current situation and expected financial prospects of the business was completed. As part of this process, management determined the need to review the recoverability of the long-lived assets of its general and kitchen storage product lines (the “Plastic Storage Business”), including intangible assets, pursuant to Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. It was determined that the carrying value of the Plastic Storage Business long-lived assets, specifically goodwill and product molds, exceeded the estimated undiscounted future cash flows of the related product lines. Accordingly, the Company was required to reduce the carrying value of the net assets of its Plastic Storage Business to fair market value. The Company’s estimate of fair market value was based on various methodologies including a discounted value of the estimated future cash flows and a fundamental analysis of the business’ value. Considerable management judgement is necessary to estimate fair value.

See Note 3 for activity during the current year and restructuring reserve balances established in connection with the 2000 charges.

NOTE 5.    1999 SPECIAL, RESTRUCTURING AND OTHER NONRECURRING CHARGES

In July 1999, the Company began implementation of a restructuring plan that was undertaken to further maximize the Company’s marketing and operational productivity and to strengthen relationships with its key retail partners. The major elements of the restructuring focused on a newly created national branding strategy, elimination of low volume stock keeping units (sku’s) and the consolidation of sales, marketing and administrative functions. These steps were taken to solidify the Company’s commitment to become a “one brand, one Company” supplier to its customers. In 1999, the Company recorded a $15,000 pretax charge, comprised of $8,589 Special Charges and $6,411 Restructuring and Other Nonrecurring Charges (together referred to herein as the “1999 Charges”).

The 1999 Charges are summarized as follows:

	Expected cash charge	Non cash charge	Totals
Cost of Goods Sold:
Special Charges:
SKU reduction and inventory adjustments	$2,782	$4,909	$7,691
Discontinued molds	—	898	898

Total charge to cost of goods sold	2,782	5,807	8,589
Operating Expenses:
Restructuring and Other Charges:
Employee related costs	1,417	—	1,417
Elimination of duplicate assets	115	3,753	3,868
Transaction costs	576	105	681

Subtotal	2,108	3,858	5,966
Other Nonrecurring Charges:
Employee related costs	293	—	293
HOMZ branding strategy	152	—	152

Subtotal	445	—	445
Total charge to operating expenses	2,553	3,858	6,411

Total charges	$5,335	$9,665	$15,000

The primary components of the $8,589 Special Charges include inventory reserves for discontinued products and packaging and reserves for molds that were used to make these products. The Company performed an extensive product line review which resulted in the decision to eliminate approximately one-third of the Company’s total stock keeping units (sku’s). The eliminated sku’s represent approximately 1% of consolidated 1999 sales.

The primary components of the $6,411 Restructuring and Other Nonrecurring Charges include $1,710 for employee related costs such as severance and relocation costs due to the Consolidation, $3,868 for reserves relating to assets made obsolete by the Consolidation and $152 for the implementation of the Company’s national branding strategy.

The Company identified 49 selling, marketing or administrative employees to be terminated in accordance with the Consolidation. As of December 30, 2000 all 49 of these employees had been terminated.

Restructuring plans established in connection with the 1999 Charges have been completed and no restructuring reserves remain as of December 29, 2001. Restructuring reserve balances as of December 30, 2000, activity during the current year and restructuring reserve balances as of December 29, 2001, were as follows:

	Reserve balance at Dec. 30, 2000	Amounts utilized in 2001	Reversal of reserve in 2001	Change in estimate in 2001	Reserve balance at Dec. 29, 2001
Inventory	$212	$(147)	$(65)	$—	$—
Elimination of obsolete assets	830	(166)	(664)	—	—
Employee costs	75	(25)	—	(50)	—
Other	101	(130)	(21)	50	—

	$1,218	$(468)	$(750)	$—	$—

The amounts utilized during 2001 were $468, of which $321 were cash costs.

The Company reversed $750 of reserves which were no longer needed due to the favorable resolution of several matters. The reversal of $65 was recorded in the 2001 Special charges (income) and $685 was recorded in the 2001 Restructuring and other charges (income) (See Note 3).

Amounts in the “Change in Estimate in 2001” column represent the reallocation of accruals between categories and not increases in the initial charges. These reallocations were due to reductions in cost estimates for inventory, employee and other costs offset by higher than anticipated costs to eliminate obsolete assets.

NOTE 6.    1999 ACQUISITION

On May 12, 1999 the Company acquired certain assets (inventory and molds) from Austin Products, Inc. which were sold under the Epic brand name, (the “1999 Acquisition”). The assets were acquired for approximately $5,962 in cash. This product line consists of plastic laundry baskets, tote caddys, crates, bins and utility buckets. The acquisition was accounted for as a purchase. The purchase price was equal to the fair value of the assets acquired. Results of operations have been included in the Consolidated Statement of Operations since the date of acquisition.

NOTE 7.    1998 ACQUISITIONS

Effective December 30, 1997, the Company acquired all of the outstanding common stock of Seymour Sales Corporation and its wholly owned subsidiary, Seymour Housewares Corporation, (collectively, “Seymour” and the acquisition is referred to herein as the “Seymour Acquisition”). Seymour, headquartered in Seymour, Indiana, was an industry leading manufacturer and marketer of consumer laundry care products, including a full line of ironing boards, ironing board covers and pads, and numerous laundry related accessories. The acquisition was accounted for as a purchase and as such, the excess of the purchase price over the estimated fair value of the acquired net assets, which approximated, $27,000, was recorded as goodwill and is being amortized over forty years. Total consideration for the acquisition was $100,700, consisting of approximately $16,400 in cash, $14,300 in common stock (1,320,700 shares) and the assumption of $70,000 of debt. Results of Seymour’s operations have been included in the Consolidated Statement of Operations since the date of acquisition.

On September 8, 1998 the Company acquired from Newell Co. certain assets and assumed certain liabilities comprising the businesses of Anchor Hocking Plastics, a leading supplier of kitchen storage containers, and Plastics, Inc., a leading supplier of disposable plastic servingware, for $78,000 in an all cash transaction (the “Newell Asset Acquisition”). Based upon provisions in the purchase agreement, the Company received $571 from Newell in 1999 as an adjustment to the purchase price. Results of operations have been included in the Consolidated Statement of Operations since the date of acquisition. The acquisition was accounted for as a purchase, and as such, the excess of the purchase price over the estimated fair value of the acquired net assets, which approximated $57,200, was recorded as goodwill and is being amortized over forty years.

On August 14, 1998 the Company acquired certain assets (inventory and molds) which comprised Tenex Corporation’s general storage product product line for $16,400 in an all cash transaction (the “Tenex Asset Acquisition”). Based upon an earn out provision in the contract, the Company was required to pay Tenex Corporation an additional amount based upon 1999 sales of the products acquired. This amounted to $705 for 1999. A similar provision was in place for 2000 sales, with a minimum due of zero and a maximum amount due of $1,000 if certain predetermined sales targets were met. This amounted to zero for 2000. This general storage product line consists of plastic storage bins and containers, rolling carts and stacking drawer systems. The acquisition was accounted for as a purchase, and as such, the excess of the purchase price over the estimated fair value of the acquired net assets, which approximated, $14,200, was recorded as goodwill and is being amortized over a period of twenty years. Results of operations have been included in the Consolidated Statement of Operations since the date of acquisition.

The Seymour Acquisition, the Tenex Asset Acquisition and the Newell Asset Acquisition are collectively referred to herein as the “1998 Acquisitions”.

NOTE 8.    SHUTTERS, INC. DIVESTITURE

Effective December 27, 1998 (fiscal 1999) the Company sold Shutters, Inc. (“Shutters”) the Company’s home improvement products division, for approximately $5,000 in cash and notes receivable. The Company recorded a gain in the amount of $196 (pretax) on the sale. Shutters’ 1998 net sales were approximately 3% of 1998 consolidated net sales.

NOTE 9.    INVENTORIES

The components of the Company’s inventory consists of direct labor, direct materials and applicable portion of the overhead required to manufacture the goods.

	2001	2000
Finished goods	$12,016	$15,420
Work-in-process	1,717	2,027
Raw materials	3,310	9,941

	$17,043	$27,388

NOTE 10.    PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows:

	2001	2000
Buildings and land	$10,780	$16,076
Land and building under capital lease	5,672	5,672
Machinery, equipment and vehicles	35,247	43,555
Tools and dies	26,074	18,631
Furniture, fixtures and office equipment	7,363	5,978
Leasehold improvements	2,366	4,249

	87,502	94,161
Less accumulated depreciation and amortization	(44,871)	(38,280)

	$42,631	$55,881

NOTE 11.    PATENTS AND NON-COMPETE AGREEMENTS, NET

Patents and non-compete agreements consist of the following:

	2001	2000
Non-compete agreements, net of accumulated amortization of $1,648 on December 29, 2001, and $1,241 on December 30, 2000	$1,220	$1,627
Patents, net of accumulated amortization of $633 on December 29, 2001, and $480 on December 30, 2000	396	549

	$1,616	$2,176

NOTE 12.    INTANGIBLES, NET

Intangible assets consist of the following:

	2001	2000
Goodwill, net of accumulated amortization of $15,159 on December 29, 2001, and $15,568 on December 30, 2000	$74,759	$114,657

NOTE 13.    OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:

	2001	2000
Deferred financing fees, net of accumulated amortization of $809 on December 29, 2001 and $1,994 on December 30, 2000	$3,153	$4,379
Other assets	512	187

	$3,665	$4,566

NOTE 14.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	2001	2000
Compensation and other benefits	$8,981	$5,989
Sales incentives and commissions	10,882	13,112
Taxes payable other than income taxes	2,231	2,830
Restructuring	3,950	8,026
Interest payable	1,521	1,844
Other	6,351	3,180

	$33,916	$34,981

NOTE 15.    LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

	2001	2000
Loan and security agreement, variable rate, due October 31, 2005	$859	$—
Revolving credit facility, variable rate, due May 13, 2003	—	50,000
Term Loan, variable rate, due September 30, 2004	—	40,500
Senior Subordinated Notes, 9.625%, due 2008	125,000	125,000
Illinois Development Finance Authority (IDFA) variable rate demand Industrial Development Revenue Bonds (Selfix, Inc. Project) Series 1990, due September 1, 2005	—	1,200
Capital lease obligations	4,746	4,909

	130,605	221,609
Less current maturities	(158)	(6,558)

	$130,447	$215,051

On May 14, 1998, the Company issued $125,000 of 9.625% Senior Subordinated Notes due 2008 (the “Notes”) in a public offering. Interest on the Notes is payable semi-annually on May 15 and November 15. The Notes are guaranteed by the Company’s subsidiary (see Note 20). The Notes may not be redeemed prior to May 15, 2003. Subsequent to such date, at the option of the Company, the Notes may be redeemed at various amounts as set forth in the Notes, but not at a price less than 100% of par value. Upon the occurrence of a Change in Control, as defined in the Notes, the holders of the Notes have the right to require the Company to repurchase their Notes at a price equal to 101% of par value plus accrued interest. The Notes contain certain restrictions that, among other things, will limit the Company’s ability to (i) incur additional indebtedness unless certain financial ratios are met, (ii) pay dividends, (iii) make certain asset dispositions or (iv) merge with another corporation. The Company was in compliance with all covenants related to the Notes as of December 29, 2001.

In conjunction with the offering of the Notes, on May 14, 1998 the Company entered into a five year revolving credit agreement (the “Revolver”) with J.P. Morgan Chase Co., as administrative agent, and several lenders as parties thereto. Effective September 22, 2000, the Company negotiated a second amendment to the Revolver. The second amendment, among other things, reduced the revolving credit from $100,000 to $85,000, increased borrowing rates, reduced annual capital spending limits and changed certain minimum financial covenant ratios. The financial covenant ratios were changed to reflect current business needs. On June 29, 2001, the Company reached an agreement to further amend the Revolver. The amendment became effective on July 6, 2001 upon the sale of PI. The lenders agreed to amend all financial covenants through the remaining term of the Revolver consistent with internal Company projections. In addition, the revolving line of credit was reduced from $85,000 to $50,000.

Borrowings under the amended Revolver accrued interest at an annual rate, at the option of the Company, of either (i) prime plus 2.00%, or (ii) LIBOR plus a floating rate which was determined based upon certain financial ratios. The floating rate was adjusted quarterly, and was 3.00% as of December 30, 2000. The amended Revolver contained certain affirmative and negative covenants that required the Company to maintain certain financial covenants including interest coverage ratios and maximum leverage ratios. The Company was in compliance with all covenants related to the amended Revolver as of December 30, 2000 and throughout 2001.

On September 8, 1998, the Company amended and restated the Revolver to add among other items, a $50,000 term loan, (the “Term Loan”). The terms and conditions of the amended and restated Revolver were substantially the same as those established on May 14, 1998. The Term Loan was payable in twenty-four quarterly installments increasing from $750 to $2,250 per quarter and a final payment due in the amount of $13,250 on September 8, 2004. The Term Loan accrued interest at the same options as the amended Revolver. On July 6, 2001, the Term Loan was completely repaid with the proceeds from the sale of PI.

On October 31, 2001 the Company entered into a four year asset based $50,000 Loan and Security Agreement (the “Loan Agreement”) with Fleet Capital Corporation (“Fleet Capital”) as its sole lender. The Loan Agreement replaced the Revolver. The Loan Agreement is secured by all of the Company’s assets. Borrowings are limited to the lesser of $50,000 or a specified percentage of the collateralized asset base. Borrowings under the Loan Agreement bear interest at an annual rate, at the option of the Company, of either (i) prime plus a margin of .25-.75%, or (ii) LIBOR plus a margin 2.25-2.75%. The interest rate margins are adjusted quarterly based on the Company’s borrowing levels. At December 29, 2001, the interest rate margins were .50% and 2.50%, respectively. The Company must pay a quarterly fee ranging from .375%-.50%, based upon the unused portion of the available credit line. The Loan Agreement also contains sub-limits of up to $6,000 for letters of credit. The Loan Agreement contains affirmative and negative covenants that require the Company to maintain certain financial covenants including an interest coverage ratio and maximum capital spending. The Company was in compliance with all covenants related to the Loan Agreement as of December 29, 2001. Availability at December 29, 2001, under the Loan Agreement was $33,651 and the Company’s defined borrowing base was approximately $37,035.

The IDFA variable rate demand Industrial Development Bonds (the “Bonds”) Series 1990 were issued in September 1990, and mature on September 1, 2005. Interest was calculated based upon a weekly variable rate, and is paid monthly. Principal is payable in annual installments, due on December 1. In December 2001, the Bonds were paid off with proceeds from the Loan Agreement.

In June 1999 the Company expanded its Chicago manufacturing and distribution facility by adding 100,000 square feet of warehouse space. The building addition was recorded as a capital lease obligation as the construction was financed by the Trusts. See below for additional information on capital lease obligations.

Additional capital lease obligations include: (i) a lease agreement between one of the Company’s subsidiaries and the Trusts for a manufacturing and warehouse facility as well as the Company’s corporate offices; and (ii) various equipment lease agreements. Lease payments to the Trusts for buildings were $848, $802 and $578 in 2001, 2000 and 1999, respectively, and lease payments for machinery and equipment in 2001, 2000 and 1999 were $102, $117 and $67, respectively.

The following schedule shows future minimum lease payments together with the present value of the payments for all capital lease obligations.

Years ending:
2002	$848
2003	848
2004	848
2005	848
2006	848
Thereafter	10,179

14,419
Less amount representing interest	(9,673)

Present value of minimum lease payments	$4,746

Long-term portion	$4,588
Current portion	158

$4,746

NOTE 16.    OPERATING LEASES

The Company leases certain manufacturing, warehouse space, office facilities and machinery under non-cancelable operating leases, expiring at various dates through 2009.

Future minimum lease payments under all non-cancelable operating leases as of December 29, 2001 are as follows:

Years ending:
2002	$6,625
2003	6,350
2004	5,418
2005	4,396
2006	2,862
Thereafter	6,272

Total minimum lease payments	$31,923

Rent expense totaled $6,764, $8,921 and $5,974 for 2001, 2000 and 1999, respectively.

NOTE 17.    OTHER COMMITMENTS AND CONTINGENCIES

The Company has entered into commitments to purchase certain minimum annual volumes of plastic resin at formula-based prices. The agreements expire in December 2002 and December 2003. Future related minimum commitments to purchase plastic resin, assuming current price levels, are: 2002, $17,280 and 2003, $10,530.

NOTE 18.    INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax items as of December 29, 2001 and December 30, 2000 are as follows:

	2001	2000
Deferred Tax Assets
Inventory reserves and overhead capitalized for tax purposes	$3,499	$4,123
Employee benefit expenses and other accruals	987	1,631
Accounts receivable reserve	4,619	4,370
Capitalized lease treated as operating lease for tax purposes	224	159
Accrued advertising, volume rebates and reserves for returns	1,071	2,774
Alternative minimum tax credit	250	—
Goodwill impairment	4,927	7,079
Depreciation	422	—
Other accrued liabilities	4,681	5,605
Net operating loss carryforward	15,755	18,372

Gross deferred tax assets	$36,435	$44,113

Deferred Tax Liabilities
Depreciation	—	539

Gross deferred tax liabilities	—	539

Deferred tax assets net of deferred tax liabilities	36,435	43,574
Valuation allowance	(28,749)	(35,888)

Net deferred tax asset	$7,686	$7,686

The Company has net operating loss carryforwards of approximately $39,387 expiring in years 2010 through 2020, and alternative minimum tax credits of approximately $250, which may be carried forward indefinitely. These carryforwards are available to offset future federal taxable income. The Company utilized net operating loss carryforwards of approximately $12 million during 2001.

The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). The Company continually reviews that adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. During 2001, the net decrease in the valuation allowance was $7,139.

The provision for federal, foreign and state income taxes charged to operations is as follows:

	2001	2000	1999
Current
U.S. federal	$250	$(7,883)	$691
Foreign	231	103	—
State	494	(1,312)	286

Increase in valuation allowance	—	9,195	—

	975	103	977

Deferred
U.S. federal	7,139	(22,436)	1,095
Increase (decrease) in valuation allowance	(7,139)	22,436	—

	—	—	1,095

Total income tax provision	$975	$103	$2,072

Following is a reconciliation of estimated income taxes at the United States statutory rate to estimated income taxes as reported:

	2001	2000	1999
Computed at statutory U.S. federal income tax rate	$6,283	$(25,123)	$1,428
State income taxes, net of U.S. federal tax benefit	820	(3,249)	188
Foreign income taxes	231	130	—
Foreign sales corporation benefit	—	(86)	(167)
Non deductible goodwill	305	275	388
Alternative minimum tax	250	—	—
Other, net	225	(3,475)	235
Change in valuation allowance	(7,139)	31,631	—

	$975	$103	$2,072

NOTE 19.    STOCK OPTIONS AND RESTRICTED STOCK

On May 19, 1999 the shareholders of the Company approved the 1999 Performance Incentive Plan (the “1999 Plan”). In addition to allowing the grant of stock options, the 1999 Plan has provisions for granting key employees and certain key nonemployees stock appreciation rights, restricted stock, performance grants and other stock based grants. Stock options and restricted stock awards were granted pursuant to the 1999 Plan in 2000. Under the 1987, 1991, and 1994 stock option plans as amended, and the 1999 Plan (collectively, the “Stock Option Plans”) key employees and certain key nonemployees were granted options to purchase shares of the Company’s common stock. All stock option grants are authorized by the Compensation Committee of the Board of Directors, which is comprised of outside directors.

All options granted subsequent to December 1997, with the exception of those granted to the Chief Executive Officer, have vesting periods ranging from 30 to 48 months. Options granted prior to December 1997 vest over a five year period. The options granted to the Chief Executive Officer prior to December 1997 vest over a three year period. Specific options granted during 2000 to the Chief Executive Officer vest in predetermined increments if the daily average closing price of the Company’s common stock during any thirty consecutive day period equals or exceeds certain predetermined prices, or in full on May 24, 2006. All options granted expire ten years from the date of grant.

During the fourth quarter of 2000 the Board of Directors of the Company elected to offer certain senior executive officers the opportunity to cancel outstanding stock options and convert such canceled options into restricted stock (the “Agreement”). Senior executive officers cancelled options to purchase 1,035,600 shares of the Company’s Common Stock. Under the Agreement 427,500 shares of the Company’s Common Stock were issued as restricted stock in the fourth quarter of 2000. The restriction on the shares will lapse in October 2003. All shares are subject to forfeiture in the event that the employee voluntarily leaves the Company or is terminated for cause prior to the date the restriction lapses.

The maximum number of shares of common stock that may be granted under the Stock Option Plans is 2,475,000. Shares available for future grant amounted to 1,052,500, 1,478,733 and 711,455 as of December 29, 2001, December 30, 2000 and December 25, 1999, respectively.

SFAS No. 123, “Accounting for Stock-Based Compensation” encourages companies to adopt a fair value approach to valuing stock-based compensation that would require compensation cost to be recognized based upon the fair value of the stock-based instrument issued. The Company has elected, as permitted by SFAS No. 123, to apply the provisions of APB Opinion 25 “Accounting for Stock Based Compensation” and the related interpretations in accounting for stock option awards under the Stock Option Plans. Under APB Opinion 25, compensation expense is recognized if the market price on the date of grant exceeds the grant price. All options granted by the Company have been granted at market price on the date of grant, accordingly, no compensation cost has been recognized in the Company’s financial statements.

As required by SFAS 123, the Company has computed, for pro forma disclosure purposes, the value of options granted during fiscal years 2001, 2000 and 1999 using an option pricing model.

Had compensation cost for the Company’s 2001, 2000 and 1999 grants been determined using the fair values and considering the applicable vesting periods, the Company’s reported results would have been reduced by $133 or $0.02 diluted earnings per share in 2001, by $10 or $0.00 diluted earnings per share in 2000 and by $330 or $0.04 diluted earnings per share in 1999. The average fair value of options granted in 2001 was $1.64, in 2000 was $0.74 and in 1999 was $4.61. The fair value of the options granted was determined using the Black-Scholes option pricing model based upon the weighted average assumptions of: (i) a dividend yield of 0% for 2001, 2000 and 1999; (ii) expected volatility of the market price of the Company’s common stock of 71% for 2001, 60% for 2000 and 46% for 1999; (iii) a weighted-average expected life of the options of approximately five years, and (iv) weighted-average risk free interest rates of 5.3% for 2001, 5.2% for 2000 and 5.2% for 1999.

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock based compensation plan.

A summary of the transactions in the option plans is as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance at December 26, 1998	1,334,111	$8.15
Options granted	554,850	8.70
Options exercised	(3,535)	5.98
Options cancelled/forfeited	(254,693)	9.39

Balance at December 25, 1999	1,630,733	8.09
Options granted	93,000	1.44
Options exercised	—	—
Options cancelled/forfeited	(1,287,833)	8.41

Balance at December 30, 2000	435,900	5.37
Options granted	541,333	1.85
Options exercised	(12,500)	1.76
Options cancelled/forfeited	(115,100)	5.98

Balance at December 29, 2001	849,633	$2.92

NOTE 20.    SUBSIDIARY GUARANTEES OF SENIOR SUBORDINATED NOTES

The Company is a holding company with no assets or operations other than its investment in its subsidiary. The $125,000 9.625% Senior Subordinated Notes due 2008 (the “Notes”) are guaranteed by its subsidiary, Home Products International—North America, Inc. (the “Subsidiary Guarantor”). The guarantee obligations of the Subsidiary Guarantor are full, unconditional and joint and several.

NOTE 21.    SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Thirteen Weeks Ended March 31	Thirteen Weeks Ended June 30	Thirteen Weeks Ended September 29	Thirteen Weeks Ended December 29
2001
Net sales	$64,129	$65,858	$66,064	$53,673
Gross profit	14,098	15,904	18,062	13,772
Net income (loss)	(4,083)	760	19,448	855
Net income (loss) per common share—basic	$(0.55)	$0.10	$2.57	$0.11
Net income (loss) per common share—diluted	$(0.55)	$0.10	$2.49	$0.11

	Thirteen Weeks Ended March 25	Thirteen Weeks Ended June 24	Thirteen Weeks Ended September 23	Fourteen Weeks Ended December 30
2000
Net sales	$68,089	$70,910	$83,566	$74,483
Gross profit	15,919	14,884	15,941	13,240
Net loss	$(1,217)	$(1,104)	$(32)	$(69,158)
Net loss per common share—basic	$(0.17)	$(0.15)	$(0.00)	$(9.41)
Net loss per common share—diluted	$(0.17)	$(0.15)	$(0.00)	$(9.41)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON SCHEDULE II

Board of Directors and Shareholders of,
Home Products International Inc.

We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements of Home Products International, Inc. as of and for the fifty-two week period ended December 29, 2001, the fifty-three week period ended December 30, 2000 and fifty-two week period ended December 25, 1999 included in this Form 10-K, and have issued our report thereon dated February 8, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in Item 14(b) is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

AR	THUR ANDERSEN LLP

Chicago, Illinois
February 8, 2002

Schedule II

Home Products International, Inc.
Valuation and Qualifying Accounts
For the Fifty-two Weeks Ended December 29, 2001,
For the Fifty-two Weeks Ended December 30, 2000 and
For the Fifty-two Weeks Ended December 25, 1999

	Balance at Beginning of Period	Additions		Deductions (Net Write-offs/Recoveries)	Balance At End of Period
		Balances Acquired	Charged to Costs and Expenses
	(in thousands)
Allowance for Doubtful Accounts
December 29, 2001	$10,927	$—	$3,653	$(3,005)	$11,575
December 30, 2000	10,158	—	1,614	(845)	10,927
December 25, 1999	7,196	—	4,734	(1,772)	10,158

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required in response to this item will be contained under “Election of Directors” in the Company’s definitive Proxy Statement for its annual meeting to be held on May 23, 2002 (the “Proxy Statement”) and is incorporated herein by reference. The information set forth under “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K is incorporated herein by reference.

Item 11.    Executive Compensation

The information required in response to this item will be contained under “Compensation of Executive Officers” and “Employment Agreements” in the Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required in response to this item will be contained under the “Security Ownership of Principal Stockholders and Management” in the Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required in response to this item will be contained under “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

Listed below are the financial statements, additional financial information, reports and exhibits included in this Annual Report on Form 10-K:

(a)	1. Financial Statements

The financial statements and notes to the consolidated financial statements are referred to in Item 8.

2. Additional	Financial Information

Page No.
Reports of Independent Public Accountants on Schedule II	F-24
Schedule II—Valuation and Qualifying Accounts	F-25

3. Exhibits

The Exhibit Index attached to this Form 10-K is incorporated herein by reference.

(b)	Reports on Form 8-K

Date Filed	Items Reported
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME PRODUCTS INTERNATIONAL, INC.

By	/s/ JAMES R. TENNANT
James R. Tennant Chief Executive Officer

Date: March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES R. TENNANT James R. Tennant	Chairman of the Board of Directors and Chief Executive Officer	March 28, 2002

/s/ JAMES E. WINSLOW James E. Winslow	Executive Vice President, Chief Financial Officer and Secretary	March 28, 2002

/s/ CHARLES R. CAMPBELL Charles R. Campbell	Director	March 28, 2002

/s/ MARSHALL RAGIR Marshall Ragir	Director	March 28, 2002

/s/ JEFFREY C. RUBENSTEIN Jeffrey C. Rubenstein	Director	March 28, 2002

/s/ DANIEL B. SHURE Daniel B. Shure	Director	March 28, 2002

/s/ JOEL D. SPUNGIN Joel D. Spungin	Director	March 28, 2002

II-1

Exhibit Number	Exhibit Title

2.1
Agreement and Plan of Merger, dated as of February 13, 1997, by and among Selfix, Inc., HPI Merger, Inc. and Home Products International, Inc. Incorporated by reference from Exhibit 2.1 to Form 8-B Registration Statement filed on February 20, 1997.

2.2
Stock Purchase Agreement, made as of January 1, 1997, between the Company, Leonard J. Tocci, Richard M. Tocci, Lawrence J. Tata, Michael P. Tata and Barbara L. Tata. Incorporated by reference from Exhibit 2.2 to Form 8-K filed on February 28, 1997.

2.3
Agreement and Plan of Merger, dated as of January 1, 1997, by and among the Company, Houseware Sales, Inc. and the individual shareholders of Houseware Sales, Inc. Incorporated by reference from Exhibit 2.1 to Form 8-K filed on February 28, 1997.

2.4
Amended and Restated Agreement, dated December 30, 1997, by and among the Company, Seymour Sales Corporation (“Seymour Sales”), Seymour Housewares Corporation (“Seymour Housewares”), and Chase Venture Capital Associates, majority shareholder of Seymour Sales Corporation (“Chase”). Incorporated by reference from Exhibit 2.1 to Form 8-K filed on
January 13, 1998, which was subsequently modified as stated in Item 2 to Form 8-K/A filed on March 16, 1998.

2.5
Form of Escrow Agreement (Exhibit 2.8 to Amended and Restated Agreement, dated December 30, 1997 by and among the Company, Seymour Sales, Seymour Housewares, and Chase by and among the Company, the security holders of Seymour Sales, Chase and LaSalle National Bank. Incorporated by reference to exhibit 2.6 to Form 10-K filed on March 27, 1998.

2.6	Asset Purchase and Sale Agreement among Plastics, Inc., the Company and Newell Co. dated as of July 31, 1998. Incorporated by reference to Form 8-K/A filed on November 6, 1998.

2.7	Asset Purchase Agreement among Tenex Corporation and the Company, dated July 24, 1998. Incorporated by reference to Form 8-K filed on August 14, 1998.

2.8	Asset Purchase Agreement among Austin Products, Inc. d/b/a Epic and Tamor Corporation, dated May 12, 1999. Incorporated by reference to Exhibit 2.8 to Form 10-K filed on March 24, 2000.

2.9
Stock Purchase Agreement between Recore Industries Corporation and the Company for the sale of Shutters, Inc. (“Shutters”), effective December 27, 1998. Incorporated by reference to Exhibit 2.9 to Form 10-K filed on March 24, 2000.

2.10
Asset Purchase and Sale Agreement dated as of June 6, 2001 among Home Products International—North America, Inc., A & E Products Group LP, Tyco Plastics Services AG and Tyco (US) Holdings Inc. Incorporated by reference from Exhibit 2 to Form 8-K filed on July 18, 2001.

3.1
Certificate of Incorporation of the Company filed with the Delaware Secretary of State on
February 7, 1997. Incorporated by reference to Exhibit 3.1 to Form 8-B Registration Statement filed on February 20, 1997.

3.2	By-laws of the Company. Incorporated by reference from Exhibit 3.2 to Form 8-B Registration Statement filed on February 20, 1997.

4.1
Form of Rights Agreement dated as of May 21, 1997, between the Company and ChaseMellon Shareholder Services L.L.C., as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate. Incorporated by reference to Exhibit 4.2 to Form S-2 Registration Statement (File No. 333-25871) filed on April 25, 1997.

10.1	The Company’s 1994 Stock Option Plan. Incorporated by reference to Exhibit A of the Company’s Proxy Statement for its 1994 Annual Meeting. **

10.2	The Company’s 1991 Stock Option Plan Incorporated by reference to Exhibit A of the Company’s Proxy Statement for its 1991 Annual Meeting. **

1

Exhibit Number	Exhibit Title

10.3	The Company’s 1987 Stock Option Plan Incorporated by reference from Exhibit 10.8 to Form S-1 Registration Statement (File No. 33-23881). **

10.4
Lease, dated July 24, 1980, among Selfix as Tenant and NLR Gift Trust and MJR Gift Trust as Landlord concerning Selfix’s facility in Chicago, Illinois. Incorporated by reference from Exhibit 10.9 to Form S-1 Registration Statement (File No. 33-23881).

10.5
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

10.7
Loan Agreement between Selfix and Illinois Development Finance Authority dated September, 1990 in connection with Selfix’s Industrial Revenue Bond. Incorporated by reference to the Company’s Form 10-K for the fifty-two weeks ended December 28, 1991.

10.8
Credit Agreement dated as of December 30, 1997 among Selfix, Tamor, Seymour Housewares, and Shutters, as Borrowers, the Company, General Electric Capital Corporation (“GECC”), as Agent and Lender, and other Lenders signatory hereto from time to time. Incorporated by reference to Exhibit No. 10.10 to Form 10-K filed on March 27, 1998.

10.9
Note Purchase Agreement dated as of December 30, 1997, among Selfix, Tamor, Shutters, and Seymour Housewares, the Company (referred to herein as Joint Issuers), and GECC individually, and as Agent for itself and other Note Purchasers signatory thereto. Incorporated by reference from Exhibit No. 10.11 to Form 10-K filed on March 27, 1998.

10.10	$5,000,000 Senior Subordinated Note—GECC, due December 30, 2006. Incorporated by reference to Exhibit No. 10.12 to Form 10-K filed on March 27, 1998.

10.11	$5,000,000 Senior Subordinated Note—Archimedes Funding, L.L.C. due December 30, 2006. Incorporated by reference to Exhibit No. 10.13 on Form 10-K filed on March 27, 1998.

10.12
Subordinated Note Security Agreement among Selfix, Tamor, Shutters and Seymour Housewares and the Company (collectively referred to herein as Grantors), in favor of GECC dated December 30, 1997. Incorporated by reference to Exhibit No. 10.14 to Form 10-K filed on March 27, 1998.

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

10.16
Description of the 1998 Executive Incentive Bonus Plan. Incorporated by reference to the Compensation Committee Report contained in the Company’s proxy statement for its annual meeting of shareholders held on May 20, 1998. **

10.17
Description of the 1998 Management Incentive Bonus Plan. Incorporated by reference to the Compensation Committee Report contained in the Company’s proxy statement for its annual meeting of shareholders held on May 20, 1998. **

2

Exhibit Number	Exhibit Title

10.18	The Company’s 1999 Performance Incentive Plan. Incorporated by reference from the Company’s Proxy Statement for its 1999 Annual Meeting. **

10.19	The Company’s 1999 Directors Restricted Stock Plan. Incorporated by reference from the Company’s Proxy Statement for its 1999 Annual Meeting. **

10.20
Second Amendment, dated as of September 22, 2000, to the Amended and Restated Credit Agreement, dated as of September 8, 1998, the Company, the several banks and other financial institutions or entities from time to time parties thereto, and The Chase Manhattan Bank, as administrative agent. Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on November 6, 2000.

10.21
Third Amendment, dated as of June 29, 2001 (this “Third Amendment”), to the Amended and Restated Credit Agreement, dated as of September 8, 2001, among Home Products International, Inc., the several banks and other financial institutions or entities from time to time parties thereto, and The Chase Manhattan Bank, as administrative agent. Incorporated by reference from Exhibit 2. To Form 8-K filed on July 18, 2001.

10.22
Loan and Security Agreement dated as of October 31, 2001, among Home Products International— North America, Inc. and Fleet Capital Corporation. Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on November 13, 2001.

11.1	Statement Regarding Computation of Earnings Per Share. Incorporated by reference to Notes—to the Consolidated Financial Statements in Item 8 of this Form 10-K.

*21.1	Subsidiaries of the registrant.

*23.1	Consent of Arthur Andersen LLP.

*99.1	Letter dated March 28, 2002 from Registrant to the Securities and Exchange Commission relating to Arthur Andersen LLP.

*	Filed herewith, exhibits not marked with an asterisk are incorporated by reference.
**	Indicates an employee benefit plan, management contract or compensatory plan or arrangement in which a named executive officer and/or a director participates.

3