Form 10-Q
period 2002-03-30
HOME PRODUCTS INTERNATIONAL INC
filed 2002-05-07
CIK 814457

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

 [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 30, 2002

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


 Common shares, par value $0.01, outstanding as of May 4, 2002 - 7,837,438

                      HOME PRODUCTS INTERNATIONAL, INC.

                                    INDEX


                                                                     Page
                                                                    Number
                                                                    ------
 Part I.  Financial Information

           Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets              3

                    Condensed Consolidated Statements of
                      Operations and Retained Earnings                 4

                    Condensed Consolidated Statements of
                      Cash Flows                                       5

                    Notes to Condensed Consolidated Financial
                      Statements                                       6

           Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                      13

           Item 3.  Quantitative and Qualitative Disclosures
                      About Market Risk                               18

 Part II.  Other Information



           Items 1 through 5 are not applicable                      n/a

           Item 6.  Exhibits and Reports on Form 8-K                  20


 Signature                                                            21

 PART I FINANCIAL INFORMATION.
 Item 1.  Financial Statements


                  HOME PRODUCTS INTERNATIONAL, INC.

                Condensed Consolidated Balance Sheets
                (in thousands, except share amounts)

                                                      (Unaudited)
                                                       March 30,  December 29,
                                                         2002         2001
                                                       --------     --------
                     Assets
 Current assets:
   Cash and cash equivalents ...................      $   1,380     $  1,091
   Accounts receivable, net ....................         36,395       36,577
   Inventories, net ............................         19,802       17,043
   Prepaid expenses and other current assets              1,809        2,275
                                                       --------     --------
     Total current assets ......................         59,386       56,986
                                                       --------     --------
 Property, plant and equipment - at cost .......         88,328       87,502
 Less accumulated depreciation and amortization         (47,326)     (44,871)
                                                       --------     --------
 Property, plant and equipment, net ............         41,002       42,631
                                                       --------     --------
 Patents and non-compete agreements, net .......          1,490        1,616
 Goodwill, net .................................         74,759       74,759
 Other non-current assets ......................         11,179       11,351
                                                       --------     --------
     Total assets ..............................      $ 187,816     $187,343
                                                       ========     ========
      Liabilities and Stockholders' Equity
 Current liabilities:
   Accounts payable ............................      $  15,546    $  16,834
   Accrued liabilities .........................         34,978       33,916
   Current maturities of long-term obligations              158          158
                                                       --------     --------
     Total current liabilities .................         50,682       50,908
                                                       --------     --------
 Long-term obligations - net of current
   maturities ..................................        129,539      130,447
 Other liabilities .............................          3,200        3,168
 Stockholders' equity (deficit):
   Preferred Stock - authorized, 500,000 shares,
     $.01 par value; - None issued .............              -            -
   Common Stock - authorized 15,000,000 shares,
     $.01 par value; 8,659,832 shares issued at
     March 30, 2002 and 8,641,338 shares issued
     at December 29, 2001.......................             87           87
   Additional paid-in capital ..................         50,010       49,920
   Accumulated deficit .........................        (38,833)     (40,262)
   Common stock held in treasury - at cost
     822,394 shares at March 30, 2002 and
     December 29, 2001 .........................         (6,528)      (6,528)
   Deferred compensation .......................           (341)        (397)
                                                       --------     --------
     Total stockholders' equity ................          4,395        2,820
                                                       --------     --------
     Total liabilities and stockholders' equity       $ 187,816    $ 187,343
                                                       ========     ========

 The accompanying notes are an integral part of the financial statements.

                      HOME PRODUCTS INTERNATIONAL, INC.
    Condensed Consolidated Statements of Operations and Retained Earnings
                                 (unaudited)
                   (in thousands, except per share amounts)


                                                           Thirteen weeks
                                                               ended
                                                       ---------------------
                                                       March 30,    March 31,
                                                         2002         2001
                                                       --------     --------
   Net sales ..........................               $  51,007    $  64,126
   Cost of goods sold .................                  38,234       49,918
   Special charge, net ................                       -          110
                                                       --------     --------
      Gross profit ....................                  12,773       14,098

   Operating expenses:
      Selling..........................                   4,317        5,369
      Administrative...................                   3,309        3,930
      Amortization of intangible assets                     130          929
      Restructuring and other charges..                       -        2,483
                                                       --------     --------
                                                          7,756       12,711
                                                       --------     --------
      Operating profit.................                   5,017        1,387
                                                       --------     --------
   Other income (expense):
      Interest income .................                      49           10
      Interest (expense) ..............                  (3,484)      (5,479)
      Other income (expense), net .....                     (28)          66
                                                       --------     --------
                                                         (3,463)      (5,403)
                                                       --------     --------
      Income (loss) before income taxes                   1,554       (4,016)

   Income tax (expense) ...............                    (124)         (67)
                                                       --------     --------
      Net income (loss) ...............               $   1,430    $  (4,083)
                                                       ========     ========
   Net income (loss) per common share:

      Basic ...........................               $    0.19    $   (0.55)
                                                       ========     ========
      Dilutive ........................               $    0.18    $   (0.55)
                                                       ========     ========

 The accompanying notes are an integral part of the financial statements.

                      HOME PRODUCTS INTERNATIONAL, INC.

               Condensed Consolidated Statements of Cash Flows
                                 (unaudited)
                            (dollars in thousands)



                                                        Thirteen weeks ended
                                                        ---------------------
                                                        March 30,    March 31,
                                                          2002         2001
                                                        --------     --------
 Operating activities:
   Net income (loss).............................      $   1,430    $  (4,083)
   Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and amortization ...............          2,585        3,996
    Amortization of stock compensation ..........             56           56
    Loss on the abandonment of assets ...........            167            -
    Other, net ..................................            198          197
    Changes in current assets and liabilities:
      Decrease in accounts receivable ...........            182        2,505
      (Increase) in inventories .................         (2,759)      (1,372)
      Decrease in prepaid expenses and other                 466          272
      (Decrease) in accounts payable ............         (1,288)      (1,534)
      Increase (decrease) in accrued liabilities.          1,062         (334)
                                                        --------     --------
 Net cash provided (used) by operating activities          2,099         (297)
                                                        --------     --------
 Investing activities:
   Capital expenditures, net.....................           (993)      (1,676)
                                                        --------     --------
 Net cash used for investing activities .........           (993)      (1,676)
                                                        --------     --------
 Financing activities:
   Payments under loan and security agreement...            (859)           -
   Net borrowings on revolving line of credit...               -        2,750
   Payments on term loan borrowings.............               -       (1,500)
   Payment of capital lease obligation..........             (49)         (37)
   Exercise of stock options, issuance of common
     stock under stock purchase plan and other..              91            -
                                                        --------     --------
                                                            (817)       1,213
                                                        --------     --------
 Net cash (used) provided by financing activities
  Net increase (decrease) in cash and cash
    equivalents..................................            289         (760)
  Cash and cash equivalents at beginning of
    period.......................................          1,091        3,152
                                                        --------     --------
  Cash and cash equivalents at end of period           $   1,380    $   2,392
                                                        ========     ========
  Supplemental disclosures - Cash paid in the
   period for:
    Interest.....................................      $      85    $   1,751
                                                        --------     --------
    Income taxes, net............................      $      15    $       2
                                                        --------     --------

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

      The condensed consolidated financial statements for the thirteen weeks ended March 30, 2002 and March 31, 2001, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of March 30, 2002 and for all periods presented.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company's Form 10-K for the year ended
 December 29, 2001. The results of operations for the thirteen weeks ended March 30, 2002 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior periods' financial statements and related notes have been reclassified to conform to the 2002 presentation.

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


 Note 1. Revenue Recognition

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


 Note 2. Advertising Costs.

      In accordance with Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs," advertising done on the Company's behalf by retailers is negotiated with each retailer as part of an overall trade allowance program and is paid through advertising allowances. All trade allowance program costs (including advertising allowances) are expensed and accrued as sales are recorded. Trade allowance program costs (including advertising allowances) in first quarter of 2002 and 2001 were $5,191 and $7,413, respectively.


 Note 3.  New Accounting Standards

      In May 2000, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 14, "Accounting for Certain Sales Incentives" ("EITF No. 00-14"). This issue addresses the recognition, measurement, and income statement classification of various types of sales incentives, including discounts, coupons, rebates, and offers for free products. Upon adopting EITF No. 00-14, which is effective with the fourth quarter of 2001, it is required that these sales incentives be classified as deductions from sales within the income statement. The adoption of these new standards did not have an effect on the Company's results of operations as its historical accounting policy has been to include these types of sales incentives as a deduction from sales.

      In April 2001, the EITF reached a consensus on Issue No. 00-25 ("EITF 00-25"), "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," which requires the costs of certain vendor consideration, such as slotting fees and off-invoice arrangements, to be classified as a reduction of sales rather than as marketing expense. The Company adopted EITF No. 00-25 in the fourth quarter of 2001. The adoption of these new standards did not have an effect on the Company's results of operations as its historical accounting policy has been to include these types of sales arrangements as a deduction of sales.


 Note 4. Goodwill and Other Intangibles

      In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being combined into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, were adopted by the Company on December 30, 2001.

      Upon adoption of SFAS No. 142, the Company performed an impairment test of its goodwill and determined that no impairment of the recorded goodwill existed. Under SFAS NO. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates that goodwill may be impaired. As required by SFAS NO. 142, the results for periods prior to its adoption have not been restated.

      The following table provides comparative earnings and earnings per share as if the non-amortization provisions of SFAS No. 142 had been adopted for all periods presented:

                                                         Thirteen weeks
                                                             ended
                                                     ----------------------
                                                     March 30,    March 31,
                                                       2002         2001
                                                       ------     --------
   Net income (loss), as reported ......              $ 1,430    $  (4,083)
   Goodwill amortization, as reported...                    -          799
                                                       ------     --------
   Net income (loss), as adjusted ......              $ 1,430    $  (3,284)
                                                       ======     ========
   Basic earnings (loss) per share, as
     reported ..........................              $  0.19    $   (0.55)
   Goodwill amortization, as reported...                 0.00         0.11
                                                       ------     --------
   Basic earnings (loss) per share, as
     adjusted ..........................              $  0.19    $   (0.44)
                                                       ======     ========
   Diluted earnings (loss) per share, as
     reported ..........................              $  0.18    $   (0.55)
   Goodwill amortization, as reported...                 0.00         0.11
                                                       ------     --------
   Diluted earnings (loss) per share, as
     adjusted ..........................              $  0.18    $   (0.44)
                                                       ======     ========

 Note 5. Long-Lived Assets

      The FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", dated August 2001. This statement supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentations of discontinued operations to include more disposal transactions. The Company adopted the provisions of SFAS 144 on December 29, 2001. As of March 30, 2002, the Company determined that no impairment of long-lived assets existed.


 Note 6.  Inventories

      The components of the Company's inventory consist of direct labor, direct materials and the applicable portion of the overhead required to manufacture the goods.


                                            March 30,     December 29,
                                              2002            2001
                                             ------           ------
   Finished goods.....................      $14,029          $12,016
   Work-in-process....................        1,769            1,717
   Raw materials......................        4,004            3,310
                                             ------           ------
                                            $19,802          $17,043
                                             ======           ======


 Note 7. Net Income (Loss) Per Share

      The following information reconciles net income (loss) per share basic and diluted:

                                                    Thirteen weeks
                                                         ended
                                                -----------------------
                                                March 30,     March 31,
                                                   2002          2001
                                                 ---------------------
 Net income (loss) .........................    $  1,430      $  (4,083)
 Weighted average common shares outstanding:
   basic....................................       7,702          7,429
 Impact of stock options, warrants and
   restricted stock ........................         373              -
                                                  ------       --------
 Weighted average common shares outstanding:
   diluted..................................       8,075          7,429
                                                  ======       ========
 Net income (loss) per share: basic              $  0.19      $   (0.55)
                                                  ======       ========
 Net income (loss) per share: diluted            $  0.18      $   (0.55)
                                                  ======       ========

      Earnings per common share - basic is computed based on the weighted average number of outstanding common shares. Earnings per common share - diluted includes the weighted average effect of dilutive options, warrants and restricted stock on the weighted average shares outstanding. In the first quarter 2001 dilutive options, warrants and restricted stock were not included in the computation of diluted earnings per share because the assumed exercise of such equivalents would have been antidilutive.


 Note 8. 2001 Special, Restructuring and Other Charges

      In fiscal year 2000, the Company began implementation of a restructuring plan that was undertaken to reduce fixed costs and better position the Company for sustained profitability. The restructuring plan entailed the closure of the Leominster, MA facility, reconfiguration of remaining manufacturing facilities, a reduction in headcount and a realignment of the selling process. The Company began to implement the restructuring plan in December 2000.

      During the first quarter of 2001 the Company recorded a pretax charge of $2.6 million, of which $0.1 million was deemed to be Special Charges and $2.5 million as Restructuring and Other Charges (collectively referred herein as the "2001 Charges"). All planned restructuring initiatives were completed in 2001 and no additional charges were recorded during the thirteen-week period ended March 30, 2002.
 The 2001 Charges are summarized as follows:

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
                                             ======       ======       ======

      The 2001 Charges were comprised of (i) $175 charge to relocate and liquidate inventory at Leominster and other facilities, (ii) $1,179 charge for the relocation of machinery and equipment and $971 charge for lease termination & sub-lease costs (total net charge of $2,150), (iii) $29 charge to write off obsolete and duplicate assets that were used at the Leominster facility and other facilities, (iv) $341 charge for employee related severance costs, (v) ($37) reversal of charge associated with other related restructuring costs, and (vi) ($65) reversal of SKU reduction and inventory adjustments relating to the 1999 restructuring plan that was undertaken to further maximize the Company's marketing and operational productivity and to strengthen relationships with its key retail partners ("1999 Special Charges"). The total 2001 Charges were $2,658 excluding the impact of the 1999 Special Charges reversal.

      A breakdown of the net charge (excluding the impact of the 1999 Special Charges) between cash and non-cash items is summarized as follows. The special charges are comprised of $120 of cash and $55 for non-cash items. The restructuring and other charges are comprised of $2,311 of cash items and a $172 of charges related to non-cash items.

      The Company identified a total of 124 hourly and salaried Leominster employees to be terminated in accordance with the 2001 restructuring initiatives. As of March 30, 2002 all of these employees had been terminated.

      Restructuring plans established in connection with the 2000/2001 charges are proceeding as planned and remaining restructuring reserves of $4,070, as of March 30, 2002, are considered adequate. Total net cash outlays were $107 in the first quarter 2002. Restructuring reserve balances as of December 29, 2001, activity during the current year and restructuring reserve balances as of March 30, 2002, were as follows:

                                                 Amounts
                                   Reserve       Utilized      Reserve
                                  balance at        in        balance at
                                   12/29/01        2002        03/30/02
                                    -------        -----        ------
    Inventory                      $    278       $  (52)      $   226
    Plant and facilities              3,116          (86)        3,030
    Obsolete and duplicate assets       373          (21)          352
    Employee related costs               50            -            50
    Other                               412            -           412
                                    -------        -----        ------
                                   $  4,229       $ (159)      $ 4,070
                                    =======        =====        ======


 Note 9. Divestiture of Product Line

      On June 7, 2001, the Company entered into a definitive agreement to sell its commercial servingware product line, Plastics, Inc., to A & E Products Group LP, an affiliate of Tyco International. The company completed the sale on July 6, 2001 for $71 million in cash (the "Sale"). The net sale proceeds of $69.5 million (including transaction costs and other related costs) were used to retire the Company's term debt and a portion of its revolving credit borrowings. For more information about the divestiture see the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2001 and Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 27, 2001.

      The unaudited pro forma historical results for the thirteen weeks ended March 31, 2001, as if the Plastics, Inc. product line had been sold at the beginning of fiscal 2001, are estimated to be:

                                                    Thirteen weeks
                                                         ended
                                                 ---------------------
                                                 March 30,   March 31,
                                                    2002       2001
                                                   ------------------
 Net sales ...........................            $ 51,007   $ 56,995
                                                   =======    =======
 Net income (loss), excluding the 2001
   Charges ...........................            $  1,430    $  (489)
                                                   =======    =======
 Net income (loss) per common share,
   excluding the 2001 Charges ........            $   0.18    $ (0.07)
                                                   =======    =======
 EBITDA, excluding the 2001 Charges               $  7,574    $ 6,810
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


 Note 10.   Income Taxes

      As of fiscal year end 2001 the Company had income tax loss carryforwards relating to U.S. net operating losses of approximately $39 million which expire in 2010 to 2020. Accordingly, the income tax provision primarily reflects foreign taxes.


 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This commentary should be read in conjunction with the Company's consolidated financial statements and related footnotes and management's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-K for the year ended December 29, 2001.


 2001 Special, Restructuring and Other Charges

      In fiscal year 2000, the Company began implementation of a restructuring plan that was undertaken to reduce fixed costs and better position the Company for sustained profitability. The restructuring plan entailed the closure of the Leominster, MA facility, reconfiguration of remaining manufacturing facilities, a reduction in headcount and a realignment of the selling process. The Company began to implement the restructuring plan in December 2000.

      During the first quarter of 2001 the Company recorded a pretax charge of $2.6 million, of which $0.1 million was deemed to be Special Charges and $2.5 million as Restructuring and Other Charges (collectively referred herein as the "2001 Charges"). All planned restructuring initiatives were completed in 2001 and no additional charges were recorded during the thirteen-week period ended March 30, 2002.


 Divestiture of the Plastics, Inc. Product Line

      On July 6, 2001, the Company completed the sale of its commercial servingware product line, Plastics, Inc. ("PI"), to A & E Products Group LP, an affiliate of Tyco International (the "Sale"). The net sale proceeds of $69.5 million, net of transaction costs and other related costs, were used to retire the Company's term debt and a portion of its revolving credit borrowings. The Sale affects the comparability of financial results between periods.


 Thirteen weeks ended March 30, 2002 compared to the thirteen weeks ended March 31, 2001

      In the discussion and analysis that follows, all references to the first quarter of 2002 are to the thirteen-week period ended March 30, 2002 and all references to the first quarter of 2001 are to the thirteen-week period ended March 31, 2001. The following discussion and analysis compares the actual results for the first quarter of 2002 to the actual results for the first quarter of 2001 with reference to the following (in thousands; unaudited):

                                                  Thirteen weeks ended
                                         --------------------------------------
                                          March 30, 2002       March 31, 2001
                                         -----------------    -----------------
 Net sales ........................     $ 51,007    100.0%   $ 64,126    100.0%
 Cost of goods sold ...............       38,234     75.0      49,918     77.8
 Special charges, net .............            -        -         110      0.2
                                         -------    -----     -------    -----
  Gross profit ....................       12,773     25.0      14,098     22.0
 Operating expenses ...............        7,626     15.0       9,299     14.5
 Amortization of intangible assets.          130      0.3         929      1.4
 Restructuring and other charges...            -        -       2,483      3.9
                                         -------    -----     -------    -----
  Operating profit ................        5,017      9.7       1,387      2.2

 Interest expense .................       (3,484)    (6.8)     (5,479)    (8.5)
 Other income .....................           21      0.0          76      0.1
                                         -------    -----     -------    -----
  Income (loss) before income taxes        1,554      2.9      (4,016)    (6.2)

 Income tax (expense) .............         (124)    (0.2)        (67)   (0.1)
                                         -------    -----     -------    -----
  Net income (loss) ...............     $  1,430      2.7%   $ (4,083)    (6.3)%
                                         =======    =====     =======    =====

  Net income (loss) per share - Basic      $0.19               $(0.55)

  Net income (loss) per share - Diluted    $0.18               $(0.55)

 Weighted average common shares
 Outstanding -
  Basic                                    7,702                7,429
  Diluted                                  8,075                7,429


      Net sales. Net sales of $51.0 million in 2002 decreased $13.1 million from $64.1 million in 2001. Approximately $4.0 million of the sales decline was due to the bankruptcy of several customers, primarily Ames. Kmart sales were down $2 million to a year ago as they balanced inventory to accommodate their announced store closings. Also impacting comparisons to 2001 was the divestiture of the servingware product line which accounted for $7.1 million of the sales decrease. Sales to the Company's top three customers were 70% of total sales in 2002 as compared to 51% in the prior year.

      Special Charges. In 2001 the Company recorded Special Charges of $0.1 million in connection with the closure of the Leominster facility and the realignment of other manufacturing facilities. The primary component of the Special Charges included inventory reserves to relocate and liquidate inventory.

      Gross profit. The Company's gross profit in the quarter was $12.8 million as compared to $14.1 million in 2001 and gross profit margins improved to 25.0% from 22.0% a year ago. The divested servingware product line contributed $2.5 million of gross profit in 2001. Excluding the servingware product line, gross margins were 25.0% as compared to 20.6% in the prior year. Gross margins benefited from productivity and efficiency initiatives as well as other factory cost reduction programs. Additional margin improvements were the result of favorable raw material prices as well as lower freight and selling commission costs.

      Operating expenses. Operating expenses in 2002 were $7.6 million versus $9.3 million in 2001. The sale of PI reduced operating expenses by $1.6 million. During the quarter, a bad debt provision of $0.5 million was recorded relating to January 2002 sales prior to the Kmart bankruptcy filing. In 2001, bad debt expense was $0.3 million.

      Amortization of intangible assets. Amortization of intangible assets in 2002 was 0.3% of net sales or $0.1 million versus 1.4% or $0.9 million in 2001. The decrease in 2001 reflects the reduction of goodwill relating to the disposition of PI as well as a change in accounting principles that eliminates goodwill amortization. Remaining amortization of intangible assets relates to patents and non-compete agreements.

      Restructuring  and  Other  Charges.   In  2001,  the  Company  recorded
 Restructuring and Other Charges of $2.5 million related to the continued implementation of the fourth quarter 2000 restructuring plan. The charges are comprised of (i) charge for the relocation of machinery and equipment,
 (ii) lease termination and sub-lease costs, (iii) write off of obsolete and duplicate assets that were used at the Leominster facility and other facilities, (iv) employee related severance costs, and (v) reversal of other related restructuring costs.

      Interest expense. Interest expense of $3.5 million in 2002 decreased $2.0 million from $5.5 million in 2001. The decrease in interest expense is primarily due to the significant retirement of debt during the last twelve months. Outstanding debt at March 30, 2002 was $93.1 million lower than a year ago. Debt paydowns are due to the proceeds from the sale of PI as well as over $22 million of positive cash flow from operating results.

      Other income.  Other income  in both years is  due to small amounts  of
 interest income and  the sale  of retired fixed  assets.   Such amounts  are
 insignificant to total operating results.

      Income tax expense.   The  income tax provision recorded in both  years
 relates to foreign taxes. No federal income taxes were recognized in either year due to the Company's significant tax loss carryforwards.

      Net income (loss). In 2002 the Company had net income of $1.4 million, or $0.18 per diluted share, as compared to a net loss of $4.1 million, or $0.55 per share in 2001. On a pro forma basis that excludes the results of PI from 2001 as well as the 2001 Charges, the net loss in 2001 would have been $0.5 million, $0.07 per share.

      The weighted average number of shares outstanding increased to 8,075,198 from 7,428,549 a year ago. The increase in the weighted average number of shares outstanding was due to increases in the Company's stock price and the resulting dilutive impact of stock options on the number of shares outstanding.

 Capital Resources and Liquidity

      The Company's primary sources of liquidity and capital resources include cash provided from operations and borrowings under the Company's credit facility.

      The Company's net debt position (short and long term debt, net of cash on hand) was reduced in the first quarter. Net debt was $128.3 million on March 30, 2002 as compared to $129.5 million at December 29, 2001. The decrease of $1.2 million was due to positive operating results offset by an increase in working capital.

      The Company's working capital, excluding cash and short term debt, was $7.5 million or $2.4 million higher than December 29, 2001. The increase in working capital was due to higher inventories in anticipation of the Company's seasonally higher sales in the second quarter.

      Capital spending in the first quarter was $1.0 million as compared to $1.7 million a year ago. Capital spending in the current year is primarily related to new product development.

      The Company believes its $50 million line of credit together with its cash flow from operations will provide sufficient capital to fund operations, make required debt repayments and meet anticipated capital spending needs. There were no borrowings outstanding under the line of credit at March 30, 2002 and our borrowing availability was approximately $38 million.

      The Company was in compliance with all loan covenants as of March 30, 2002.

 Management Outlook and Commentary

 * The  first  quarter  sales  were   below  a  year  ago  due  to   customer
   bankruptcies. As we continue through the year, comparisons will be negatively impacted as a result of the lost sales such bankruptcies represent.

 * In  January  2002,  Kmart announced  that  it  had  filed  for  bankruptcy protection. Kmart is the Company's second largest customer and did $50 million of business with the Company in 2001. The Company's receivable from Kmart at the time of the bankruptcy filing was $6.7 million. The Company does not expect to collect this money in 2002 but is hopeful that some portion will be recovered in 2003 when Kmart expects to emerge from bankruptcy. As part of Kmart's recovery plan, they have announced the closure of 284 stores, approximately 13% of their total store count. To date, Kmart has been unable to estimate the likely impact of the store closings on our sales.

 * The Company's primary raw materials are plastic resin, steel, fabric and corrugated packaging. Fluctuations in the cost of these materials can have a significant impact on reported results. Management does not expect to see a significant change in the cost of these materials as compared to 2001. However the cost of these items is affected by many variables outside the control of the Company and changes to the current perceived trends are possible. During the first quarter, market prices for resin were about the same as in the fourth quarter of 2001.

 * Plastic  resin  currently  represents approximately  15%  to  20%  of  the
   Company's cost of goods sold. Although last year's divestiture of the servingware product line has reduced the Company's exposure to resin price fluctuations, resin costs continue to be a meaningful element of the Company's cost structure. During 2001, resin prices were down slightly to the prior year and were lower than historical averages. These cost decreases were largely passed on to customers through selling price reductions. There is no assurance that the current costing levels will continue or that future resin price increases can be passed on to customers. Plastic resin costs are impacted by several factors outside the control of the Company including supply and demand characteristics, oil and natural gas prices and the overall health of the economy. Any of these factors could potentially have a positive or negative impact on plastic resin prices and the Company's profitability.

 * Recently announced steel tariffs will likely have a negative impact on the Company's steel costs. The Company currently uses domestic steel in its ironing boards. Due to the protection afforded by the 30% tariff, domestic steel suppliers have already announced price increases.

 * During the first half of 2001, the Company completed all of its restructuring initiatives including the closure of its east coast operations and the realignment of several manufacturing facilities. These changes were made to improve production efficiency and lower costs. Savings as compared to 2001 were realized in the first quarter of 2002 and will continue through the second quarter.

 * As a result of operating losses and restructuring write-offs incurred in 2000, the Company has significant tax loss carryforwards. These carryforwards can be used to reduce taxable income in future periods. The Company estimates that its tax loss carryforwards as of December 29, 2001 are in excess of $39 million.

 * The Company is highly leveraged with total debt representing over 2 times our net tangible assets. Accordingly, earnings and cash flow could be materially impacted by changes in interest rates or other business factors. Furthermore, the financial and operating covenants related to the Company's debt agreement place some restrictions on operations. During all of 2001 and the first quarter of 2002, the Company operated well within its financial and operating covenants and expects to operate within the covenants in 2002.

 * The Company's financing arrangements with Fleet Capital provide increased flexibility for the use of borrowed funds. The Company is now free to pursue selected acquisitions that would increase shareholder value. The covenants take into account seasonal fluctuations and give recognition to the Company's collateral base. Because the financing is asset based, availability of funds to borrow is dependent on the quality of the Company's asset base, primarily its receivables and inventory. Should Fleet Capital determine that such assets do not meet the bank's credit tests, availability can be restricted. Given the Company's retail customer base, it is possible that certain customers could be excluded from the asset base.

 * Over the past 4 years, the Company's growth has come via acquisition. The Company still believes that acquisitions provide the best opportunity to meaningfully grow the Company's sales and profits. However, until we are able to significantly increase our cash position or reduce our debt levels, we will not pursue any major acquisitions.

 Critical Accounting Policies

      In the Company's Form 10-K for the year ended December 29, 2001, the Company's most critical accounting policies and estimates upon which our financial status depends upon were identified as those relating to revenue recognition, inventory valuation and restructuring reserves. The Company reviewed its policies and determined that those policies remain our most critical accounting policies for the quarter ended March 30, 2002. The Company did not make any changes in those policies during the quarter.


 ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company's primary market risk is impacted by changes in interest rates and price volatility of certain commodity based raw materials.

      Interest Rate Risk. The Company's revolving credit agreement is LIBOR-based and is subject to interest rate movements. During the first quarter 2002 the Company did not experience any material changes in interest rate risk that would affect the disclosures presented in the Company's Annual Report on Form 10-K for the fifty-two week period ended December 29, 2001.

      Commodity Risk. The Company is subject to price fluctuations in commodity based raw materials such as plastic resin, steel and griege fabric. Changes in the cost of these materials may have a significant impact on the Company's operating results. Management does not anticipate significant fluctuations in the cost of these materials during the remainder of 2002. On the other hand the cost of these items is affected by many factors outside of the Company's control and changes to the current trends are possible. There have been no significant changes in the costs of plastic resin, steel and griege fabric during the first quarter 2002 as compared to the fourth quarter 2001. See "Management Outlook and Commentary" above.

      The Company has entered into commitments to purchase certain minimum annual volumes of plastic resin. These purchase commitments approximate 64% of the Company's total annual plastic resin purchases. The Company expects to purchase in excess of 120 million pounds of resin in 2002. The agreements expire in December 2002 and December 2003. The purchase commitment pricing is not tied to fixed rates; therefore, the Company's results of operations or financial position could be affected by significant changes in the market cost of plastic resin.

 Forward Looking Statements

      This quarterly report on Form 10-Q, including the "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Management Outlook and Commentary" and "Quantitative and Qualitative Disclosures about Market Risk" sections, contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to:

 * the impact of the level of the Company's indebtedness
 * restrictive covenants contained in the Company's various debt documents
 * general economic conditions
 * the Company's dependence on a few large customers
 * price fluctuations in the raw materials used by the Company, particularly plastic resin
 * competitive conditions in the Company's markets
 * the seasonal nature of the Company's business
 * fluctuations in the stock market
 * the extent to which the Company is able to retain and attract key personnel
 * financial condition of our retail customers
 * relationships with retailers
 * the impact of federal, state and local environmental requirements (including the impact of future environmental claims against the Company)

 As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis. The Company undertakes no obligation to revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
 Readers are also urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission. Such reports attempt to advise interested parties of the factors which affect the Company's business.


 PART II. OTHER INFORMATION


 ITEM 6. Exhibits and Reports on Form 8-K

       (a) Exhibits

           Exhibit Index


           99.1 Press release dated February 26, 2002
           99.2 Press release dated April 30, 2002


       (b) Reports on Current Form 8-K.

           Registrant filed a Current Report on Form 8-K dated February 26, 2002, to disclose that the Registrant issued a press release disclosing its financial results for its fourth quarter and fiscal year end 2001 results.

           Registrant filed a Current Report on Form 8-K dated May 2, 2002, to disclose that the Registrant issued a press release disclosing its financial results for its first quarter 2002.

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


 Dated:  May 7, 2002