Form 10-Q
period 2002-06-29
HOME PRODUCTS INTERNATIONAL INC
filed 2002-08-13
CIK 814457

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

 [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 29, 2002

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

 Common shares, par value $0.01, outstanding as of August 3, 2002 - 7,847,435

                      HOME PRODUCTS INTERNATIONAL, INC.

                                    INDEX



                                                                     Page
                                                                    Number
                                                                    ------
  Part I. Financial Information


          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets               3

                   Condensed Consolidated Statements of Operations     4

                   Condensed Consolidated Statements of Cash           5
                     Flows

                   Notes to Condensed Consolidated Financial           6
                     Statements

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations    13

          Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                21

  Part II. Other Information


          Items 1 through 3 and Item 5 are not applicable             n/a

          Item 4.  Submission of Matters to a Vote of Security        24
                     Holders

          Item 6.  Exhibits and Reports on Form 8-K                   24


  Signature                                                           25

 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements


                        HOME PRODUCTS INTERNATIONAL, INC.
                      Condensed Consolidated Balance Sheets
                       (in thousands, except share amounts)

                                                     (Unaudited)
                                                       June 29,   December 29,
                                                         2002         2001
                                                       --------     --------
                       Assets
 Current assets:
   Cash and cash equivalents ...............          $     501    $   1,091
   Accounts receivable, net ................             39,914       36,577
   Inventories .............................             26,183       17,043
   Prepaid expenses and other current assets              1,372        2,275
                                                       --------     --------
     Total current assets ..................             67,970       56,986
                                                       --------     --------
 Property, plant and equipment - at cost ...             89,498       87,502
 Less accumulated depreciation and
   amortization ............................            (50,042)     (44,871)
                                                       --------     --------
 Property, plant and equipment, net ........             39,456       42,631
                                                       --------     --------
 Patents and non-compete agreements, net ...              1,363        1,616
 Goodwill, net .............................             74,759       74,759
 Other non-current assets ..................             12,043       11,351
                                                       --------     --------
      Total assets .........................          $ 195,591    $ 187,343
                                                       ========     ========
        Liabilities and Stockholders' Equity
 Current liabilities:
   Accounts payable ........................           $ 19,640    $  16,834
   Accrued liabilities .....................             33,304       33,916
   Current maturities of long-term
     obligations ...........................                158          158
                                                       --------     --------
      Total current liabilities ............             53,102       50,908
                                                       --------     --------
 Long-term obligations - net of current
   maturities ..............................            131,069      130,447
 Other liabilities .........................              3,233        3,168
 Stockholders' equity:
   Preferred Stock - authorized, 500,000
     shares, $.01 par value; - None issued..                  -            -
   Common Stock - authorized 15,000,000
    shares, $.01 par value; 8,659,832 shares
    issued at June 29, 2002 and 8,641,338
    shares issued at December 29, 2001 .....                 87           87
   Additional paid-in capital ..............             50,010       49,920
   Accumulated deficit .....................            (35,098)     (40,262)
   Common stock held in treasury - at cost
     822,394 shares at June 29, 2002 and
     December 29, 2001 .....................             (6,528)      (6,528)
   Deferred compensation ...................               (284)        (397)
                                                       --------     --------
     Total stockholders' equity ............              8,187        2,820
                                                       --------     --------
     Total liabilities and stockholders'
       equity ..............................          $ 195,591    $ 187,343
                                                       ========     ========

 The accompanying notes are an integral part of the financial statements.

                      HOME PRODUCTS INTERNATIONAL, INC.
              Condensed Consolidated Statements of Operations
                                (unaudited)
                  (in thousands, except per share amounts)


                                        Thirteen weeks      Twenty-six weeks
                                             ended               ended
                                       --------------------------------------
                                      June 29,  June 30,  June 29,   June 30,
                                        2002      2001      2002       2001
                                       --------------------------------------
 Net sales .........................  $59,623   $65,858   $110,630   $129,984
 Cost of goods sold ................   44,092    49,954     82,326     99,872
 Special charge, net ...............        -         -          -        110
                                       ------    ------    -------    -------
   Gross profit ....................   15,531    15,904     28,304     30,002

 Operating expenses:
   Selling .........................    4,503     5,032      8,820     10,401
   Administrative ..................    3,376     3,788      6,685      7,718
   Amortization of intangible assets      123       930        253      1,859
   Restructuring and other charges..        -         -          -      2,483
                                       ------    ------    -------    -------
                                        8,002     9,750     15,758     22,461
                                       ------    ------    -------    -------
   Operating profit ................    7,529     6,154     12,546      7,541
                                       ------    ------    -------    -------
 Other income (expense):
   Interest income .................        5         7         54         17
   Interest expense ................   (3,454)   (5,391)    (6,938)   (10,870)
   Other income (expense), net .....     (169)       21       (197)        87
                                       ------    ------    -------    -------
                                       (3,618)   (5,363)    (7,081)   (10,766)
                                       ------    ------    -------    -------
    Income (loss) before income taxes   3,911       791      5,465     (3,225)

 Income tax expense .................    (176)      (31)      (300)       (98)
                                       ------    ------    -------    -------
    Net income (loss) ............... $ 3,735   $   760   $  5,165   $ (3,323)
                                       ======    ======    =======    =======
 Net income (loss) per common share:
    Basic ........................... $  0.48   $  0.10   $   0.67   $  (0.45)
                                       ======    ======    =======    =======
    Diluted ......................... $  0.45   $  0.10   $   0.63   $  (0.45)
                                       ======    ======    =======    =======

 The accompanying notes are an integral part of the financial statements.

                      HOME PRODUCTS INTERNATIONAL, INC.
               Condensed Consolidated Statements of Cash Flows
                                 (unaudited)
                            (dollars in thousands)


                                                       Twenty-six weeks ended
                                                        ---------------------
                                                        June 29      June 30,
                                                          2002         2001
                                                        --------     --------
 Operating activities:
  Net income (loss) ..............................     $   5,165    $  (3,323)
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation and amortization .................         5,422        7,965
   Amortization of stock compensation ............           113          112
   Loss on the abandonment of assets .............           186            -
   Other, net ....................................          (627)         (52)
   Changes in current assets and liabilities:
     (Increase) decrease in accounts receivable...        (3,337)       2,665
     Increase in inventories......................        (9,140)      (1,026)
     Decrease in prepaid expenses and other.......           903          360
     Increase (decrease) in accounts payable......         2,806       (4,147)
     Decrease in accrued liabilities..............          (612)      (1,314)
                                                        --------     --------
 Net cash provided by operating activities........           879        1,240
                                                        --------     --------
 Investing activities:
  Proceeds from sale of building, net ............             -        1,218
  Capital expenditures, net ......................        (2,059)      (2,756)
                                                        --------     --------
 Net cash used for investing activities ..........        (2,059)      (1,538)
                                                        --------     --------
 Financing activities:
  Net borrowings under loan and security agreement           592            -
  Net borrowings on revolving line of credit......             -          500
  Payments on term loan borrowings ...............             -       (1,500)
  Payments of capital lease obligation ...........           (93)         (76)
  Exercise of stock options, issuance of common
   stock under stock purchase plan and other......            91            -
                                                        --------     --------
 Net cash provided (used) by financing activities            590       (1,076)
                                                        --------     --------
  Net decrease in cash and cash equivalents.......          (590)      (1,374)
  Cash and cash equivalents at beginning of year..         1,091        3,152
                                                        --------     --------
  Cash and cash equivalents at end of period......     $     501    $   1,778
                                                        ========     ========
 Supplemental disclosures
 Cash paid in the period:
  Interest .......................................     $   6,178    $   9,983
                                                        --------     --------
  Income taxes, net ..............................     $     155    $     208
                                                        --------     --------
 Non-cash financing activities:
  Capital lease obligation .......................     $     123    $       -
                                                        --------     --------


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

      The condensed consolidated financial statements for the thirteen weeks ended June 29, 2002 and June 30, 2001, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 29, 2002 and for all periods presented.

      Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company's Form 10-K for the year ended December 29, 2001. The results of operations for the thirteen and twenty-six weeks ended June 29, 2002 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior period financial statements and related notes have been reclassified to conform to the 2002 presentation.

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


 Note 2. Goodwill and Other Intangibles

      In June 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after July 1, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Previously recorded goodwill and other intangibles will be evaluated against this new criteria and may result in certain intangibles being combined into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of SFAS No. 141 and SFAS No. 142 were adopted by the Company on July 1, 2001 and December 30, 2001, respectively.

 Upon adoption of SFAS No. 142, the Company performed an impairment test of its goodwill in the first quarter of 2002 and determined that no impairment of the recorded goodwill existed. Under SFAS No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates that goodwill may be impaired. As required by SFAS No. 142, the results for periods prior to adoption have not been restated.

      Estimated amortization expense for the next five fiscal years and thereafter from December 30, 2001 based on intangible assets at June 29, 2002 is as follows (in thousands):

                              Estimated
                            Amortization
          Fiscal Year          Expense
          -----------          -------
             2002                $505
             2003                $505
             2004                $505
             2005                $  3
             2006                $  -
           Thereafter            $  -

      The following table provides comparative earnings and earnings per share as if the non-amortization provisions of SFAS No. 142 had been adopted for all periods presented:

                                        Thirteen weeks      Twenty-six weeks
                                             ended               ended
                                       --------------------------------------
                                      June 29,  June 30,  June 29,   June 30,
                                        2002      2001      2002       2001
                                       --------------------------------------
 Net income (loss), as reported ...   $ 3,735   $   760   $  5,165   $ (3,323)
 Goodwill amortization, as reported         -       770          -      1,540
                                       ------    ------    -------    -------
 Net income (loss), as adjusted ...   $ 3,735   $ 1,530   $  5,165   $ (1,783)
                                       ======    ======    =======    =======
 Basic earnings (loss) per share,
   as reported ....................   $  0.48   $  0.10   $   0.67   $  (0.45)
 Goodwill amortization, as reported         -      0.10          -       0.21
                                       ------    ------    -------    -------
 Basic earnings (loss) per share,
   as adjusted ....................   $  0.48   $  0.20   $   0.67   $  (0.24)
                                       ======    ======    =======    =======
 Diluted earnings (loss) per share,
   as reported ....................   $  0.45   $  0.10   $   0.63   $  (0.45)
 Goodwill amortization, as reported         -      0.10          -       0.21
                                       ------    ------    -------    -------
 Diluted earnings (loss) per share,
   as adjusted ....................   $  0.45   $  0.20   $   0.63   $  (0.24)
                                       ======    ======    =======    =======


 Note 3. Long-Lived Assets

      The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", dated August 2001. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations
 - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentations of discontinued operations to include more disposal transactions. The Company adopted the provisions of SFAS No. 144 on December 29, 2001. No impairment of long-lived assets has been recorded under SFAS No. 144.


 Note 4. New Accounting Standards

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities and applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet determined the effects SFAS No. 143 will have on its financial position, results of operations or cash flows.

      In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, " Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior guidance required that a liability for an exit cost be recognized at the date of an entity's commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 146 will have on its results of operations, cash flows or financial position.


 Note 4.  Inventories

      The components of the Company's inventory consist of direct labor, direct materials and the applicable portion of the overhead required to manufacture the goods.


                                         June 29,     December 29,
                                           2002           2001
                                           ------        ------
   Finished goods.....................    $17,793       $12,016
   Work-in-process....................      2,428         1,717
   Raw materials......................      5,962         3,310
                                           ------        ------
                                          $26,183       $17,043
                                           ======        ======


 Note 5. Net Income (Loss) Per Share

      The following information reconciles net income (loss) per share basic and diluted:

                                        Thirteen weeks      Twenty-six weeks
                                             ended               ended
                                       --------------------------------------
                                      June 29,  June 30,  June 29,   June 30,
                                        2002      2001      2002       2001
                                       --------------------------------------

 Net income (loss)                    $ 3,735  $    760  $  5,165   $ (3,323)
 Weighted average common shares
   outstanding: basic                   7,750     7,467      7,744      7,465
 Impact of stock options, warrants
   and restricted stock                   462       156        417          -
                                       ======    ======    =======    =======
 Weighted average common shares
  outstanding: diluted                  8,212     7,623      8,161      7,465
                                       ======    ======    =======    =======

 Net income (loss) per share: basic   $  0.48   $  0.10   $   0.67   $  (0.45)
                                       ======    ======    =======    =======
 Net income (loss) per share: diluted $  0.45   $  0.10   $   0.63   $  (0.45)
                                       ======    ======    =======    =======


      Earnings per common share - basic is computed based on the weighted average number of outstanding common shares. Earnings per common share - diluted includes the weighted average effect of dilutive options, warrants and restricted stock on the weighted average shares outstanding. For the twenty-six weeks ended June 30, 2001 dilutive options, warrants and restricted stock were not included in the computation of diluted earnings per share because the assumed exercise of such equivalents would have been antidilutive. The antidilutive stock options, warrants and restricted stock not included above is 78.


 Note 6. 2001 Special, Restructuring and Other Charges

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

      During the first quarter of 2001 the Company recorded a pretax charge of $2.6 million, of which $0.1 million was deemed to be Special Charges (included in cost of goods sold) and $2.5 million was Restructuring and
 Other Charges (collectively referred herein as the "2001 Charges"). All planned restructuring initiatives were completed in 2001 and no additional charges were recorded during the thirteen and twenty-six weeks ended June 29, 2002.


 The 2001 Charges are summarized as follows:


                                                           2001       2001
                                               2001      Change in    Net
                                              Charge     estimate    charge
                                              ------      ------     ------
 Cost of Goods Sold:
  Special Charges:

    Inventory relocation and liquidation     $   765     $  (590)   $   175
    SKU reduction and inventory
     adjustments related to 1999                   -         (65)       (65)
                                              ------      ------     ------
    Total charge to cost of goods sold           765        (655)       110
                                              ------      ------     ------

 Operating Expenses:

  Restructuring and other charges:
    Plant and facilities:
     Relocation of machinery & equipment       1,179           -      1,179
     Lease termination & sub-lease costs          11         960        971
    Elimination of obsolete assets                 -          29         29
    Employee related costs                       278          63        341
    Other costs                                   36         (73)       (37)
                                              ------      ------     ------
    Total charge to operating expenses         1,504         979      2,483
                                              ------      ------     ------
      Total net charges                      $ 2,269     $   324    $ 2,593
                                              ======      ======     ======


      The 2001 Charges were comprised of (i) $175 charge to relocate and liquidate inventory at Leominster and other facilities, (ii) $1,179 charge for the relocation of machinery and equipment and $971 charge for lease termination and sub-lease costs (total net charge of $2,150), (iii) $29 charge to write off obsolete and duplicate assets that were used at the Leominster facility and other facilities, (iv) $341 charge for employee related severance costs, (v) ($37) reversal of charge associated with other related restructuring costs, and (vi) ($65) reversal of SKU reduction and inventory adjustments relating to the 1999 restructuring plan that was undertaken to further maximize the Company's marketing and operational productivity and to strengthen relationships with its key retail partners ("1999 Special Charges"). The total 2001 Charges were $2,658 excluding the impact of the 1999 Special Charges reversal.

      A breakdown of the 2001 Charges between cash and non-cash items is summarized as follows. The special charges are comprised of $120 of cash and $55 for non-cash items. The restructuring and other charges are comprised of $2,311 of cash items and a $172 of charges related to non-cash items.

      The Company identified a total of 124 hourly and salaried Leominster employees to be terminated in accordance with the 2001 restructuring initiatives. As of June 29, 2002 all of these employees had been terminated.

      Restructuring plans established in connection with the 2001 Charges are proceeding as planned and remaining restructuring reserves of $3,920, as of June 29, 2002, are considered adequate. Total net cash outlays were $222 in the twenty-six week period ended June 29, 2002. Restructuring reserve balances as of December 29, 2001, activity during the current year and restructuring reserve balances as of June 29, 2002, were as follows:


                                       Reserve     Amounts      Reserve
                                      balance at   Utilized    balance at
                                       12/29/01    in 2002      06/29/02
                                        -------     -----        -------
    Inventory                          $    278    $  (87)      $    191
    Leased plant and facilities           3,116      (172)         2,944
    Obsolete and duplicate
      leased assets                         373       (42)           331
    Employee related costs                   50         -             50
    Other                                   412        (8)           404
                                        -------     -----        -------
                                       $  4,229    $ (309)      $  3,920
                                        =======     =====        =======


 Note 7. Divestiture of Product Line

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

      The unaudited pro forma historical results for the thirteen and twenty-six weeks ended June 30, 2001, as if the Plastics, Inc. product line had been sold at the beginning of fiscal 2001, are estimated to be:


                                          Thirteen  Twenty-six
                                           weeks        weeks
                                           ended        ended
                                          --------------------
                                          June 30,     June 30,
                                            2001         2001
                                          --------------------
 Net sales                               $ 54,386     $111,381
                                          =======      =======
 Net income (loss)                       $   (691)     $(3,773)
                                          =======      =======
 Net income (loss) per common share      $  (0.09)      $(0.51)
                                          =======      =======

 The pro forma results reflect the elimination of PI related goodwill amortization and a reduction of interest expense on the retirement of debt due to the divestiture for fiscal 2001. The pro forma results are not necessarily indicative of what actually would have occurred if the divestiture had been completed as of the beginning of each of the fiscal periods presented, nor are they necessarily indicative of future consolidated results.


 Note 8.   Income Taxes

      As of fiscal year end 2001 the Company had income tax loss carryforwards relating to U.S. net operating losses of approximately $39 million which expire in 2010 to 2020. Accordingly, the income tax provision primarily reflects foreign taxes.

 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This commentary should be read in conjunction with the Company's consolidated financial statements and related notes and management's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-K for the year ended December 29, 2001.


 Critical Accounting Policies

      The Company's most critical accounting policies and estimates upon which its financial position and results of operations depend are those relating to revenue recognition, inventory valuation and restructuring reserves. Since the end of the first quarter of fiscal year 2002, the Company added the policy for allowance for doubtful accounts to its list of critical accounting policies. During the second quarter, the Company did not change those policies or adopt any new polices. The Company summarizes its most critical accounting policies below.

 * Revenue recognition. Revenue from the sale of products is recognized upon shipment of products to customers. Allowances for estimated returns, discounts and retailer incentives and promotions are recognized when sales are recorded and are based on various market data, historical trends and information from customers. Actual returns, discounts and retailer incentives and promotions have not been materially different from estimates.

 * Allowance for Doubtful Accounts. The Company evaluates the collectibility of its accounts receivable based upon an analysis of historical trends, aging of accounts receivable, write-off experience and expectations of future performance. Delinquent accounts are written off to selling, general and administrative expense when circumstances make further collection unlikely. In the event of a specific customer bankruptcy or reorganization, specific reserves are established to write down accounts receivable to the level of anticipated recovery. The Company may consult with third-party purchases of bankruptcy receivables when establishing specific reserves.

 * Inventory valuation. The Company values inventory at cost (not in excess of market) determined by the first-in, first-out (FIFO) method. Inventory costs are based on standard costs, which are updated periodically and supported by actual cost data. The Company includes materials, labor and manufacturing overhead in the cost of inventories. Management regularly reviews inventory for salability and has established obsolescence reserves to absorb estimated losses. The Company also maintains reserves against inventory shrinkage. At a minimum, the
   Company takes a physical inventory verifying the items on hand and comparing its perpetual records to physical counts. Periodic cycle counting procedures are used to verify inventory accuracy between physical inventories. In the interim periods, a reserve for shrinkage is established based upon historical experience and recent physical inventory results. Inventory obsolescence and shrinkage are charged to cost of sales.

 * Restructuring reserves. Upon approval of a restructuring plan by management with the appropriate level of authority, the Company records restructuring reserves for certain costs associated with plant closures and business reorganization activities. Such costs are recorded as a liability and include lease termination costs, employee severance and certain employee termination benefits. These costs are not associated with nor do they benefit continuing business activities. Inherent in the estimation of these costs are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. The Company reviews the status of restructuring activities on an ongoing basis and, if appropriate, records changes based on updated estimates.


 2001 Special, Restructuring and Other Charges

      In fiscal year 2000 the Company began implementation of a restructuring plan that was undertaken to reduce fixed costs and better position the Company for sustained profitability. The restructuring plan entailed the closure of the Leominster, MA facility, reconfiguration of remaining manufacturing facilities, a reduction in headcount and a realignment of the selling process. The Company began to implement the restructuring plan in December 2000.

      During the first quarter of 2001 the Company recorded a pretax charge of $2.6 million, of which $0.1 million was deemed to be Special Charges (included in cost of goods sold) and $2.5 million was Restructuring and
 Other Charges (collectively referred herein as the "2001 Charges"). All planned restructuring initiatives were completed in 2001 and no additional charges were recorded during the thirteen and twenty-six week periods ended June 29, 2002.


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


 Thirteen weeks ended June 29, 2002 compared to the thirteen weeks ended June 30, 2001

      In the discussion and analysis that follows, all references to the second quarter of 2002 are to the thirteen week period ended June 29, 2002 and all references to the second quarter of 2001 are to the thirteen week period ended June 30, 2001. The following discussion and analysis compares the actual results for the first quarter of 2002 to the actual results for the first quarter of 2001 with reference to the following (in thousands, except per share amounts; unaudited):


                                                Thirteen weeks ended
                                          ---------------------------------
                                          June 29, 2002       June 30, 2001
                                          --------------     --------------
 Net sales .......................       $59,623   100.0%   $65,858   100.0%
 Cost of goods sold ..............        44,092    74.0     49,954    75.9
                                          ------   -----     ------   -----
   Gross profit ..................        15,531    26.0     15,904    24.1

 Operating expenses ..............         7,879    13.2      8,820    13.4
 Amortization of intangible assets           123     0.2        930     1.4
                                          ------   -----     ------   -----
   Operating profit ..............         7,529    12.6      6,154     9.3

 Interest expense ................        (3,454)   (5.8)    (5,391)   (8.1)
 Other income, net ...............          (164)   (0.3)        28     0.0
                                          ------   -----     ------   -----
   Income before income taxes ....         3,911     6.5        791     1.2

   Income tax  ...................          (176)   (0.3)       (31)   (0.0)
                                          ------   -----     ------   -----
   Net income  ...................       $ 3,735     6.2%   $   760     1.2%
                                          ======   =====     ======   =====

   Net income per share - Basic          $  0.48            $  0.10

   Net income  per share - Diluted       $  0.45            $  0.10

 Weighted average common shares
  Outstanding -
   Basic                                   7,750              7,467
   Diluted                                 8,212              7,623


      Net sales. Net sales of $59.6 million in 2002 decreased $6.2 million from $65.9 million in 2001. The divestiture of the servingware product line resulted in a sales reduction of $11.5 million leaving a sales increase of $5.3 million for the remaining product lines. Sales increases were the result of additional product placement at the Company's top three customers. Sales to the top three customers were $41.4 million in 2002 and $32.4 million in 2001. The Company's primary selling season is during the second and third quarters of the calendar year. Growth rates in any individual quarter may not be indicative of the entire year or coming quarters.

      Gross profit. The Company's gross profit in the quarter was $15.5 million as compared to $15.9 million in 2001 and gross profit margins improved to 26.0% from 24.1% a year ago. The divested servingware product line contributed $4.5 million of gross profit in 2001. Excluding the servingware product line, gross margins were 26.0% as compared to 20.9% in the prior year. Gross margins benefited from productivity and efficiency initiatives as well as other factory cost reduction programs. Additional margin improvements were the result of favorable raw material prices as well as lower freight and selling commission costs.

      Operating expenses. Operating expenses in 2002 were $7.9 million versus $8.8 million in 2001. The sale of PI reduced operating expenses by $1.3 million. During the 2002 quarter, a bad debt provision of $0.4 million was recorded related to certain export receivables.

      Amortization of intangible assets. Amortization of intangible assets in 2002 was 0.2% of net sales or $0.1 million versus 1.4% or $0.9 million in 2001. The decrease in 2002 reflects the reduction of goodwill relating to the disposition of PI as well as a change in accounting principles that eliminates goodwill amortization. Remaining amortization of intangible assets relates to patents and trademarks.

      Interest expense. Interest expense of $3.5 million in 2002 decreased $1.9 million from $5.4 million in 2001. The decrease in interest expense is primarily due to the significant retirement of debt during the last twelve months. Outstanding debt at June 29, 2002 was $89.3 million lower than a year ago. Debt paydowns are due to the proceeds from the sale of PI, improved operating results and reductions in working capital.

      Other income (expense). Other income (expense) in both years is due to small amounts of interest income and the gain or loss on the sale of retired fixed assets. Such amounts are insignificant to total operating results.

      Income tax expense.   The  income tax provision recorded in both  years
 relates to foreign taxes. No federal income tax expense was recorded in either year due to the Company's significant tax loss carryforwards.

      Net income (loss). In 2002 the Company had net income of $3.7 million, or $0.45 per diluted share, as compared to net income of $0.8 million, or $0.10 per diluted share in 2001. On a pro forma basis that excludes the 2001 earnings from PI and the impact of the change in accounting for goodwill, the net loss in 2001 would have been $0.2 million, a loss of $0.02 per share. Improved results on a pro forma basis are due to increased sales, improved margins and reduced interest expense.

 The diluted weighted average number of shares outstanding increased to 8,212,095 from 7,750,251 a year ago. The increase in the weighted average number of shares outstanding was due to increases in the Company's stock price and the resulting dilutive impact of stock options on the number of shares outstanding.


 Twenty-six weeks ended June 29, 2002 compared to the twenty-six weeks ended June 30, 2001

      In the discussion and analysis that follows, all references to 2002 are to the twenty-six week period ended June 29, 2002 and all references to 2001 are to the twenty-six week period ended June 30, 2001. The following discussion and analysis compares the actual results for 2002 to the actual results for 2001 with reference to the following (in thousands, except per share amounts; unaudited):

                                               Twenty-six weeks ended
                                          ---------------------------------
                                          June 29, 2002       June 30, 2001
                                          --------------     --------------

 Net sales ...........................   $110,630  100.0%   $129,984  100.0%
 Cost of goods sold ..................     82,326   74.4      99,872   76.8
 Special charges, net ................          -      -         110    0.1
                                          -------  -----     -------  -----
   Gross profit ......................     28,304   25.6      30,002   23.1

 Operating expenses ..................     15,505   14.0      18,119   14.0
 Amortization of intangible assets            253    0.2       1,859    1.4
 Restructuring and other charges                -      -       2,483    1.9
                                          -------  -----     -------  -----
   Operating profit ..................     12,546   11.4       7,541    5.8

 Interest expense ....................     (6,938)  (6.3)    (10,870)  (8.4)
 Other income (expense), net .........       (143)  (0.1)        104    0.1
                                          -------  -----     -------  -----
   Income (loss) before income taxes..      5,465    5.0      (3,225)  (2.5)

 Income tax (expense) ................       (300)  (0.3)        (98)  (0.1)
                                          -------  -----     -------  -----
 Net income (loss) ...................   $  5,165    4.7%   $ (3,323)  (2.6)%
                                          =======  =====     =======  =====

 Net income (loss) per share - Basic..   $   0.67           $  (0.45)

 Net income (loss) per share - Diluted   $   0.63           $  (0.45)

 Weighted average common shares
  Outstanding -
   Basic                                    7,744              7,465
   Diluted                                  8,161              7,465


      Net sales. Net sales of $110.6 million in 2002 decreased $19.4 million from $130.0 million in 2001. The divestiture of the servingware product line resulted in a sales reduction of $18.6 million. An additional $6.0 million of sales was lost due to the bankruptcy of several customers, primarily Ames. More than offsetting the lost sales to bankrupt customers was favorable sales gains at the Company's largest three customers. Sales to the top three customers totaled $76.9 million in 2002 as compared to $64.9 million in 2001, an increase of 18%. The higher sales at these customers are the result of increased product placement as well as the shift in sales that has occurred as a result of several retailer bankruptcies.

      Special Charges. In 2001, the Company recorded Special Charges of $0.1 million in connection with the closure of the Leominster facility and the realignment of other manufacturing facilities. The primary component of the Special Charges included inventory reserves to relocate and liquidate inventory.

      Gross profit. The Company's gross profit year to date was $28.3 million as compared to $30.0 million in 2001 and gross profit margins improved to 25.6% from 23.1% a year ago. The divested servingware product line, which had higher margins than the housewares product lines, contributed $7.0 million of gross profit in 2001. Excluding the servingware product line, gross margins were 25.6% in 2002 as compared to 20.8% in the prior year. Gross margins benefited from productivity and efficiency initiatives as well as other factory cost reduction programs. Additional margin improvements were the result of favorable raw material prices as well as lower freight and selling commission costs.

      Operating expenses. Operating expenses in 2002 were $15.5 million versus $18.1 million in 2001. The sale of PI reduced operating expenses by $3.0 million. Pro forma operating expenses, which exclude PI, have increased between years due to higher bad debt charges on export and Kmart receivables.

      Amortization of intangible assets. Amortization of intangible assets in 2002 was 0.2% of net sales or $0.3 million versus 1.4% or $1.9 million in 2001. The decrease in 2002 reflects the reduction of goodwill relating to the disposition of PI as well as a change in accounting principles that eliminates goodwill amortization. Remaining amortization of intangible assets relates to patents and trademarks.

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

      Interest expense. Interest expense of $6.9 million in 2002 decreased $4.0 million from $10.9 million in 2001. The decrease in interest expense is primarily due to the significant retirement of debt during the last twelve months. Debt paydowns are due to the proceeds from the sale of PI, improved operating results and reductions in working capital.

      Other income (expense). Other income (expense) in both years is due to small amounts of interest income and the gain or loss on the sale of retired fixed assets. Such amounts are insignificant to total operating results.

      Income tax expense.   The  income tax provision recorded in both  years
 relates to foreign taxes. No federal income tax expense was recorded in either year due to the Company's significant tax loss carryforwards.

      Net income (loss). In 2002 the Company had net income of $5.2 million, or $0.63 per diluted share, as compared to a net loss of $3.3 million, or $0.45 per diluted share in 2001. On a pro forma basis that excludes the 2001 earnings from PI, the 2001 Charges and the impact of the change in accounting for goodwill, the net loss in 2001 would have been $0.1 million, a loss of $0.02 per share.

 The diluted weighted average number of shares outstanding increased to 8,161,168 from 7,465,369 a year ago. The increase in the weighted average number of shares outstanding was due to increases in the Company's stock price and the resulting dilutive impact of stock options on the number of shares outstanding. For 2001 dilutive options, warrants and restricted stock were not included in the diluted weighted average number of shares due to the loss in the period.


 Capital Resources and Liquidity

      The Company's primary sources of liquidity and capital resources include cash provided from operations and borrowings under the Company's credit facility.

      The Company's net debt position (short and long term debt, net of cash on hand) increased during the second quarter. Net debt at June 29, 2002 was $130.7 million as compared to $128.3 million on March 30, 2002 and $129.5 million at December 29, 2001. Negative cash flow during the second quarter was $2.5 million as receivables and inventory increased to meet the seasonally higher sales levels of the second and third quarters. In addition, semi annual high yield bond interest payments of $6 million were funded during the quarter. The Company's current working capital, excluding cash and short term debt, was $14.5 million or $7.0 million higher than March 30, 2002.

      Capital spending in the second quarter was $1.3 million which brings capital spending for the first six months of the year to $2.2 million. Capital spending in the first six months of 2001 was $2.8 million. Capital spending in the current year is primarily related to new product tooling.

      The Company will make a payment of approximately $2.4 million to A & E Products Group LP, an affiliate of Tyco International, in the third quarter of 2002. This payment represents a final post-closing adjustment related to the sale of the Company's Plastics, Inc. servingware product line to A & E Products Group LP, which was completed on July 6, 2001.

      The Company believes its $50 million line of credit together with its cash flow from operations will provide sufficient capital to fund operations, make required interest payments and meet anticipated capital spending needs. Borrowings of $1.5 million were outstanding at June 29, 2002 and our borrowing availability was $42.8 million.

      The Company was in compliance with all loan covenants as of June 29, 2002.

 Management Outlook and Commentary


 * In  January  2002,  Kmart announced  that  it  had  filed  for  bankruptcy protection. Kmart is the Company's second largest customer and did $50 million of business with the Company in 2001. The Company's receivable from Kmart at the time of the bankruptcy filing was $6.7 million. The Company does not expect to collect this money in 2002 but is hopeful that some portion will be recovered in 2003 when Kmart expects to emerge from bankruptcy. As part of Kmart's recovery plan, they have announced the closure of 284 stores, approximately 13% of their total store count. To date, our sales to Kmart have increased over prior years despite the store closings and reduced sales volumes in stores that have remained open. Given the dynamic nature and size of the Kmart bankruptcy filing, future results may be either favorably or unfavorably impacted by any number of factors related to Kmart.

 * The  Company's primary  selling  season is  during  the second  and  third
   quarters of  the calendar year.   Growth rates  in any individual  quarter
   may not be indicative of the entire year or coming quarters.

 * The sales in  the first six months were below  a year ago due to  customer bankruptcies. As we continue through the year, comparisons will be negatively impacted as a result of the lost sales such bankruptcies represent. Third and fourth quarter comparisons will be less impacted than were the first six months.

 * The Company's primary raw  materials are plastic resin, steel, fabric  and
   corrugated packaging.   Fluctuations in  the cost of  these materials  can
   have a significant impact on reported results.

 * Plastic  resin  currently  represents approximately  15%  to  20%  of  the
   Company's cost of goods sold. Although last year's divestiture of the Servingware product line has reduced the Company's exposure to resin price fluctuations, resin costs continue to be a meaningful element of the Company's cost structure. During 2001, resin prices were down slightly to the prior year and were lower than historical averages. These cost decreases were largely passed on to customers through selling price reductions. During the first six months of 2002, market prices for resin have increased. Second half costs are expected to exceed the costs paid a year ago. There is no assurance that future resin price increases can be passed on to customers. Plastic resin costs are impacted by several factors outside the control of the Company including supply and demand characteristics, oil and natural gas prices and the overall health of the economy. Any of these factors could potentially have a positive or negative impact on plastic resin prices and the Company's profitability.

 * Recently announced steel tariffs will likely have a negative impact on the Company's steel costs. The Company currently uses domestic steel in its ironing boards. Due to the protection afforded by the 30% tariff, domestic steel suppliers have already announced price increases.

 * During the first half of 2001, the Company completed all of its restructuring initiatives including the closure of its east coast operations and the realignment of several manufacturing facilities. These changes were made to improve production efficiency and lower costs. Savings as compared to 2001 were realized in the first half of 2002 and the improved processes remain in place. As we begin to anniversary the changed processes, incremental savings between years will be less.

 * As a result of operating losses and restructuring write-offs incurred in 2000, the Company has significant tax loss carryforwards. These carryforwards can be used to reduce taxable income in future periods. The Company estimates that its tax loss carryforwards as of December 29, 2001 are in excess of $39 million.

 * The Company is highly leveraged with total debt representing over two times our net tangible assets. Accordingly, earnings and cash flow could be materially impacted by changes in interest rates or other business factors. Furthermore, the financial and operating covenants related to the Company's debt agreement place some restrictions on operations. During all of 2001 and the first half of 2002, the Company operated well within its financial and operating covenants and expects to operate within the covenants in the remainder of 2002.

 * The Company's financing arrangements with Fleet Capital provide increased flexibility for the use of borrowed funds. The Company is now free to pursue selected acquisitions that would increase shareholder value. The covenants take into account seasonal fluctuations and give recognition to the Company's collateral base. Because the financing is asset based, availability of funds to borrow is dependent on the quality of the Company's asset base, primarily its receivables and inventory. Should Fleet Capital determine that such assets do not meet the bank's credit tests, availability can be restricted. Given the Company's retail customer base, it is possible that certain customers could be excluded from the asset base thus reducing credit availability.

 * Over the past four years, the Company's growth has come primarily via acquisition. The Company still believes that acquisitions provide the best opportunity to meaningfully grow the Company's sales and profits. However, until we are able to significantly increase our cash position or reduce our debt levels, we will not pursue any major acquisitions.


 ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company's primary market risk is impacted by changes in interest rates and price volatility of certain commodity based raw materials.

      Interest Rate Risk. The Company's revolving credit agreement is LIBOR-based and is subject to interest rate movements. During the thirteen and twenty-six weeks ended June 29, 2002 the Company did not experience any material changes in interest rate risk that would affect the disclosures presented in the Company's Annual Report on Form 10-K for the fifty-two week period ended December 29, 2001.

      Commodity Risk. The Company is subject to price fluctuations in commodity based raw materials such as plastic resin, steel and griege fabric. Changes in the cost of these materials may have a significant impact on the Company's operating results. Management does not anticipate significant fluctuations in the cost of these materials during the remainder of 2002. On the other hand the cost of these items is affected by many factors outside of the Company's control and changes to the current trends are possible. There have been no significant changes in the costs of plastic resin, steel and griege fabric during the second quarter 2002 as compared to the fourth quarter 2001. See "Management Outlook and Commentary" above.

      The Company has entered into commitments to purchase certain minimum annual volumes of plastic resin. These purchase commitments approximate 64% of the Company's total annual plastic resin purchases. The Company expects to purchase in excess of 140 million pounds of resin in 2002. The agreements expire in December 2002 and December 2003. The purchase commitment pricing is not tied to fixed rates; therefore, the Company's results of operations or financial position could be affected by significant changes in the market cost of plastic resin.

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


 PART II. OTHER INFORMATION

 ITEM 4. Submission of Matters to a Vote of Security Holders

 On May 23, 2002, the 2002 Annual Meeting of Stockholders of the Company was held. The following is a brief description of the matters voted upon at the meeting and tabulation of the voting therefor:

 Proposal No. 1. The election of the following directors, who will serve until the next annual meeting of stockholders, or until their successors are elected and qualified, or their earlier death or resignation:

               Nominee             For           Withheld
               -------             ---           --------
        Charles R. Campbell     7,671,793          20,506
        Marshall Ragir          7,604,293          88,006
        Jeffrey C. Rubenstein   7,585,932         106,367
        Daniel B. Shure         7,671,793          20,506
        Joel D. Spungin         7,645,799          46,500
        James R. Tennant        7,660,658          31,641



 ITEM 6. Exhibits and Reports on Form 8-K

      (a) Exhibits - none

      (b) Current reports on Form 8-K.

          Registrant filed a Current Report on Form 8-K dated May 13, 2002, to disclose that the Registrant terminated the engagement of Arthur Andersen LLP as its independent accountant. The decision to terminate the engagement of Arthur Andersen LLP was recommended by the Company's Audit Committee and approved by its Board of Directors.

          Registrant filed a Current Report on Form 8-K dated May 20, 2002, to disclose that the Registrant named KPMG LLP as the Company's independent accountant to audit the Company's financial statements.

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


 Dated:  August 13, 2002