Form 10-Q
period 2002-09-28
HOME PRODUCTS INTERNATIONAL INC
filed 2002-11-08
CIK 814457

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

 [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended September 28, 2002

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

 Common shares, par value $0.01, outstanding as of November 2, 2002 -
 7,847,435

                      HOME PRODUCTS INTERNATIONAL, INC.

                                    INDEX



                                                                     Page
                                                                    Number
                                                                    ------
  Part I. Financial Information
          ---------------------

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets               3

                   Condensed Consolidated Statements of Operations     4

                   Condensed Consolidated Statements of Cash Flows     5

                   Notes to Condensed Consolidated Financial
                   Statements                                          6

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations      14

          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk                                  23

          Item 4.  Controls and Procedures                            24


  Part II. Other Information
           -----------------

          Item 1.  Legal Proceedings                                  26

          Items 2 through 5 are not applicable                       n/a

          Item 6.  Exhibits and Reports on Form 8-K                   26


  Signature                                                           27

  Certifications                                                    28-29

  PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements


                        HOME PRODUCTS INTERNATIONAL, INC.
                      Condensed Consolidated Balance Sheets
              (Dollar amounts in thousands, except share amounts)

                                                     (Unaudited)
                                                    September 28, December 29,
                                                         2002         2001
                                                       --------     --------
                      Assets
 Current assets:
   Cash and cash equivalents ..................        $  5,264    $   1,091
   Accounts receivable, net ...................          40,876       36,577
   Inventories ................................          32,762       17,043
   Prepaid expenses and other current assets...           1,753        2,275
                                                       --------     --------
     Total current assets .....................          80,655       56,986
                                                       --------     --------
 Property, plant and equipment - at cost ......          90,977       87,502
 Less accumulated depreciation and
   amortization ...............................         (52,369)     (44,871)
                                                       --------     --------
 Property, plant and equipment, net ...........          38,608       42,631
                                                       --------     --------
 Other intangibles, net .......................           1,236        1,616
 Goodwill, net ................................          74,759       74,759
 Other non-current assets .....................          11,764       11,351
                                                       --------     --------
      Total assets ............................       $ 207,022    $ 187,343
                                                       ========     ========

        Liabilities and Stockholders' Equity
 Current liabilities:
   Accounts payable ...........................       $  24,859    $  16,834
   Accrued liabilities ........................          34,785       33,916
   Current maturities of long-term
     obligations ..............................             158          158
                                                       --------     --------
     Total current liabilities ................          59,802       50,908
                                                       --------     --------
 Long-term obligations - net of current
   maturities .................................         129,593      130,447
 Other liabilities ............................           3,265        3,168
 Stockholders' equity:
   Preferred Stock - authorized, 500,000
    shares, $.01 par value; - None issued .....               -            -
   Common Stock - authorized 15,000,000 shares,
    $.01 par value; 8,669,829 shares issued at
    September 28, 2002 and 8,641,338 shares
    issued at December 29, 2001 ...............              87           87
   Additional paid-in capital .................          50,034       49,920
   Accumulated deficit ........................         (29,004)     (40,262)
   Common stock held in treasury - at cost
      822,394 shares at September 28, 2002 and
      December 29, 2001 .......................          (6,528)      (6,528)
   Deferred compensation ......................            (227)        (397)
                                                       --------     --------
     Total stockholders' equity ............             14,362        2,820
                                                       --------     --------
     Total liabilities and stockholders' equity       $ 207,022    $ 187,343
                                                       ========     ========

 The accompanying notes are an integral part of the financial statements.

                      HOME PRODUCTS INTERNATIONAL, INC.
              Condensed Consolidated Statements of Operations
                                (unaudited)
          (Dollar amounts in thousands, except per share amounts)


                                        Thirteen weeks      Thirty-nine weeks
                                             ended                ended
                                       --------------------------------------
                                      Sept. 28, Sept. 29, Sept. 28,  Sept. 29,
                                        2002      2001      2002       2001
                                       --------------------------------------
 Net sales .........................  $67,799   $66,064   $178,429   $196,048
 Cost of goods sold ................   51,271    48,002    133,597    147,874
 Special (income) charge, net ......      (73)        -        (73)       110
                                       ------    ------    -------    -------
   Gross profit ....................   16,601    18,062     44,905     48,064

 Operating expenses:
   Selling .........................    4,362     4,155     13,182     14,556
   Administrative ..................    3,098     4,331      9,783     12,049
   Amortization of intangible assets      127       665        380      2,524
   Restructuring and other charges..        -         -          -      2,483
                                       ------    ------    -------    -------
                                        7,587     9,151     23,345     31,612
                                       ------    ------    -------    -------
   Operating profit ................    9,014     8,911     21,560     16,452
                                       ------    ------    -------    -------

 Other income (expense):
   Interest income .................        7        12         61         29
   Interest expense ................   (3,432)   (3,828)   (10,370)   (14,698)
   Other income, net ...............      637    14,446        440     14,533
                                       ------    ------    -------    -------
                                       (2,788)   10,630     (9,869)      (136)
                                       ------    ------    -------    -------
   Income before income taxes ......    6,226    19,541     11,691     16,316

 Income tax expense ................     (133)      (93)      (433)      (191)
                                       ------    ------    -------    -------
   Net income  .....................  $ 6,093   $19,448   $ 11,258   $ 16,125
                                       ======    ======    =======    =======
 Net income per common share:
   Basic ...........................  $  0.78   $  2.57   $   1.45   $   2.14
                                       ======    ======    =======    =======
   Diluted .........................  $  0.74   $  2.49   $   1.37   $   2.10
                                       ======    ======    =======    =======

 The accompanying notes are an integral part of the financial statements.

                      HOME PRODUCTS INTERNATIONAL, INC.
               Condensed Consolidated Statements of Cash Flows
                                 (unaudited)
                            (dollars in thousands)



                                                       Thirty-nine weeks ended
                                                        ---------------------
                                                     September 28, September 29,
                                                          2002         2001
                                                        --------     --------
 Operating activities:
  Net income .....................................     $  11,258    $  16,125
  Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization..................         7,868       10,648
   Amortization of stock compensation.............           170          170
   Gain on the sale of servingware product line...          (663)     (14,489)
   Loss on the abandonment of assets..............           186            -
   Other, net.....................................          (317)         749
   Changes in current assets and liabilities:
     (Increase) in accounts receivable ...........        (4,299)      (4,829)
     (Increase) decrease in inventories ..........       (15,719)       3,307
     Decrease in prepaid expenses and other.......           523          252
     Increase (decrease) in accounts payable .....         8,688       (1,438)
     Increase in accrued liabilities .............           869        1,619
                                                        --------     --------
 Net cash provided by operating activities........         8,564       12,114
                                                        --------     --------
 Investing activities:
  Proceeds from sale of servingware product
    line, net ....................................             -       69,501
  Proceeds from sale of building, net ............             -        1,218
  Capital expenditures, net ......................        (3,578)      (3,742)
                                                        --------     --------
  Net cash (used in) provided by investing
    activities ...................................        (3,578)      66,977
                                                        --------     --------
 Financing activities:
  Net payments under loan and security agreement..          (859)           -
  Net payments on revolving line of credit........             -      (38,020)
  Payments on term loan borrowings ...............             -      (40,500)
  Payments of capital lease obligation ...........           (68)        (112)
  Exercise of stock options, issuance of common
    stock under stock purchase plan and other ....           114          111
                                                        --------     --------
 Net cash used in financing activities                      (813)     (78,521)
                                                        --------     --------
  Net increase in cash and cash equivalents ......         4,173          570
  Cash and cash equivalents at beginning of year..         1,091        3,152
                                                        --------     --------
  Cash and cash equivalents at end of period .....     $   5,264    $   3,722
                                                        ========     ========

 Supplemental disclosures
 Cash paid in the period:
  Interest .......................................     $   6,256    $  10,612
                                                        --------     --------
  Income taxes, net ..............................     $     230    $     209
                                                        --------     --------
 Non-cash financing activities:
  Capital lease obligation .......................     $      73    $       -
                                                        --------     --------

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

      The condensed consolidated financial statements for the thirteen and thirty-nine weeks ended September 28, 2002 and September 29, 2001, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 28, 2002 and for all periods presented.

      Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company's Form 10-K for the year ended December 29, 2001. The results of operations for the thirteen and thirty-nine weeks ended September 28, 2002 are not necessarily indicative of the operating results to be expected for the full year.

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

 Intangibles consist of the following (dollars in thousands):


                                                  September 28, 2002          December 29, 2001
                                               ---------------------------------------------------
                                    Average     Gross                       Gross
                                      Life     Carrying     Accumulated    Carrying   Accumulated
                                      (Yrs)     Amount      Amortization    Amount    Amortization
                                    --------------------------------------------------------------
 Amortized intangible assets:
   Patents ......................    7 to 14  $  1,008       $    (686)   $  1,008     $    (612)
   Non-compete agreements .......      10        2,928          (2,044)      2,928        (1,708)
                                               -------        --------     -------      --------
     Total ......................             $  3,936       $  (2,700)   $  3,936     $  (2,320)
                                               =======        ========     =======      ========
 Intangible assets not
  subject to amortization:
   Goodwill .....................             $131,373       $ (56,614)   $131,373     $ (56,614)
                                               =======        ========     =======      ========

      Aggregate amortization expense (dollars in thousands) for the thirty-nine weeks ended September 28, 2002 was $380.

      Estimated amortization expense for the next five fiscal years and thereafter from December 30, 2001 based on intangible assets at December 30, 2001 is as follows (dollars in thousands):

                              Estimated
                            Amortization
          Fiscal Year          Expense
          -----------          -------
             2002                $505
             2003                $505
             2004                $505
             2005                $101
             2006                $  -
           Thereafter            $  -


      The following table provides comparative net income and net income per share as if the non-amortization provisions of SFAS No. 142 had been adopted for all periods presented (in thousands, except per share data):

                                       Thirteen weeks       Thirty-nine weeks
                                             ended                ended
                                       --------------------------------------
                                     Sept. 28,  Sept. 29,  Sept. 28,  Sept. 29,
                                        2002      2001       2002       2001
                                       --------------------------------------
 Reported net income  ..............  $ 6,093   $19,448   $ 11,258   $ 16,125
 Add back goodwill amortization ....        -       520          -      2,060
                                       ------    ------    -------    -------
 Adjusted net income  ..............  $ 6,093   $19,968   $ 11,258   $ 18,185
                                       ======    ======    =======    =======

 Reported basic earnings per share..  $  0.78   $  2.57   $   1.45   $   2.14
 Add back goodwill amortization ....        -      0.07          -       0.27
                                       ------    ------    -------    -------
 Adjusted basic earnings per share..  $  0.78   $  2.64   $   1.45   $   2.41
                                       ======    ======    =======    =======

 Reported diluted earnings per share  $  0.74   $  2.49   $   1.37   $   2.10
 Add back goodwill amortization ....        -      0.07          -       0.27
                                       ------    ------    -------    -------
 Adjusted diluted earnings per share  $  0.74   $  2.54   $   1.37   $   2.37
                                       ======    ======    =======    =======

 Weighted average shares:
   Basic                                7,796     7,556      7,785      7,525
   Diluted                              8,259     7,824      8,217      7,665


 Note 3. Long-Lived Assets

      The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", dated August 2001. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations
 - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentations of discontinued operations to include more disposal transactions. The Company adopted the provisions of SFAS No. 144 on December 30, 2001. No impairment of long-lived assets has been recorded under SFAS No. 144.


 Note 4. New Accounting Standards

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities and applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes that the adoption of SFAS No. 143 will not have a material impact, if any, on its results of operations, cash flows or financial position.

      In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior guidance required that a liability for an exit cost be recognized at the date of an entity's commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.


 Note 4.  Inventories

      The components of the Company's inventory consist of direct labor, direct materials and the applicable portion of the overhead required to manufacture the goods.


                                         September 28,  December 29,
                                              2002          2001
                                             ------        ------
   Finished goods.....................      $23,573       $12,016
   Work-in-process....................        2,669         1,717
   Raw materials......................        6,520         3,310
                                             ------        ------
                                            $32,762       $17,043
                                             ======        ======


 Note 5. Net Income Per Share

      The following information presents net income per share basic and diluted (in thousands, except per share data):

                                        Thirteen weeks      Thirty-nine weeks
                                            ended                ended
                                       --------------------------------------
                                      Sept. 28, Sept. 29, Sept. 28,  Sept. 29,
                                        2002      2001      2002       2001
                                       --------------------------------------

 Net income ......................    $ 6,093   $19,448   $ 11,258   $ 16,125
 Weighted average shares
   outstanding: basic ............      7,796     7,556      7,785      7,525
 Impact of stock options, warrants
   and restricted stock ..........        463       268        432        140
                                       ------    ------    -------    -------
 Weighted average shares
   outstanding: diluted ..........      8,259     7,824      8,217      7,665
                                       ======    ======    =======    =======
 Net income per share: basic .....    $  0.78   $  2.57   $  1.45    $  2.14
                                       ======    ======    =======    =======
 Net income per share: diluted ...    $  0.74   $  2.49   $  1.37    $  2.10
                                       ======    ======    =======    =======

      Net income per share - basic is computed based on the weighted average number of outstanding common shares. Net income per share - diluted includes the weighted average effect of dilutive options, warrants and restricted stock on the weighted average shares outstanding.


 Note 6. 2001 Special, Restructuring and Other Charges

      During 2000 and 2001 the Company implemented a restructuring plan designed to reduce fixed costs and better position the Company for sustained profitability. The restructuring plan entailed the closure of the Leominster, Massachusetts facility, reconfiguration of remaining manufacturing facilities, a reduction in headcount and a realignment of the selling process. All planned restructuring initiatives were completed in 2001.

      During the first quarter of 2001 the Company recorded a pretax charge of $2,593, of which $110 was deemed to be Special Charges (included in cost of goods sold) and $2,483 was Restructuring and Other Charges (collectively referred herein as the "2001 Charges").

      The 2001 Charges were comprised of (i) $175 charge to relocate and liquidate inventory at Leominster and other facilities, (ii) $1,179 charge for the relocation of machinery and equipment and $971 charge for lease termination and sub-lease costs (total net charge of $2,150), (iii) $29 charge to write off obsolete and duplicate assets that were used at the Leominster facility and other facilities, (iv) $341 charge for employee related severance costs, (v) ($37) reversal of charge associated with other related restructuring costs, and (vi) ($65) reversal of SKU reduction and inventory adjustments relating to the 1999 restructuring plan that was undertaken to further maximize the Company's marketing and operational productivity and to strengthen relationships with its key retail partners ("1999 Special Charges"). The total 2001 Charges were $2,658 excluding the impact of the 1999 Special Charges reversal and consisted of cash items totaling $2,431 and non-cash items totaling $227.

      During the third quarter of 2002 a change in management estimates resulted in a ($73) reversal to income. The change in management estimates related to a ($73) reversal to income of inventory liquidation allowances due to higher recovery values on the disposed inventory (included in cost of goods sold). In addition, remaining charges/(income) were recorded as restructuring and other charges and are made up of the following: (i) additional charges of $355 related to litigation on the early termination of a lease (see Note 9 - Contingent Liabilities of the Notes to Condensed Financial Statements, for additional details); (ii) $46 of employee benefit related costs, and (iii) other costs of ($401) were reversed to income due to the favorable resolution of customer accruals.

 Pre-tax special and restructuring costs (income) consisted of the following (in thousands):

                                         Thirteen weeks     Thirty-nine weeks
                                             ended                ended
                                       --------------------------------------
                                      Sept. 28, Sept. 29, Sept. 28,  Sept. 29,
                                        2002      2001      2002       2001
                                       --------------------------------------
 Cost of Goods Sold:
  Special Charges (Income):

   Inventory relocation and
     liquidation                      $   (73)  $     -   $    (73)  $    175
   SKU reduction and inventory
     adjustments related to 1999            -         -          -        (65)
                                       ------    ------    -------    -------
   Total charge (income) to
     cost of goods sold                   (73)        -        (73)       110
                                       ------    ------    -------    -------

 Operating Expenses:

  Restructuring and Other Charges:
   Plant and facilities:
     Relocation of machinery
       & equipment                          -         -          -      1,179
     Lease termination
       & sub-lease costs                  355         -        355        971
   Elimination of obsolete assets           -         -          -         29
   Employee related costs                  46         -         46        341
   Other costs                           (401)        -       (401)       (37)
                                       ------    ------    -------    -------
   Total charge to operating expenses       -         -          -      2,483
                                       ------    ------    -------    -------

      Total net charges (income)      $   (73)  $     -   $    (73)  $  2,593
                                       ======    ======    =======    =======

      The Company identified a total of 124 hourly and salaried Leominster employees to be terminated in accordance with the 2001 restructuring initiatives. As of September 28, 2002 all but one of these employees had been terminated.

      Restructuring plans are proceeding as planned and remaining restructuring reserves of $3,650, as of September 28, 2002, are considered adequate. Total net cash outlays were $376 in the thirty-nine week period ended September 28, 2002. Restructuring reserve balances as of December 29, 2001, activity during the current year and restructuring reserve balances as of September 28, 2002, were as follows:



                                Reserve    Change in    Costs      Reserve
                                balance    estimate    incurred    balance
                                  at          in         in          at
                               12/29/01      2002       2002      09/28/02
                                -------      ------     ------     -------
  Inventory                    $    278     $   (73)   $  (130)   $     75
  Leased plant and                3,116         355       (258)      3,213
       facilities
  Obsolete and duplicate
    leased assets                   373           -        (63)        310
  Employee related costs             50          46        (44)         52
  Other                             412        (401)       (11)          -
                                -------      ------     ------     -------
                               $  4,229     $   (73)   $  (506)   $  3,650
                                =======      ======     ======     =======

      The inventory cost reserves of $75 at September 28, 2002 are primarily related to the estimated cost to liquidate the obsolete inventory. The leased plant and facilities reserves of $3,213 are primarily related to future minimum lease payments on a partially vacated facility and potential settlement costs related to an exited warehouse facility (see Note 9 - Contingent Liabilities of the Notes to Condensed Financial Statements for further details). The obsolete and duplicate leased assets reserves of $310 are related to future minimum lease payments on machinery and equipment no longer used in the Company's manufacturing process. Employee related reserves of $52 are primarily related to employee severance and benefits.


 Note 7. Divestiture of Product Line

      On June 7, 2001, the Company entered into a definitive agreement to sell its commercial servingware product line, Plastics, Inc. ("PI"), to A & E Products Group LP, an affiliate of Tyco International. The Company completed the sale on July 6, 2001 for $71,250 in cash (the "Sale"). The net sale proceeds of $69,500 (including transaction costs and other related costs) were used to retire the Company's term debt and a portion of its revolving credit borrowings. For more information about the divestiture see the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2001 and Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 27, 2001.

      During the third quarter of 2002, the Company agreed to an adjustment of the selling price related to PI. The sale agreement with A & E included a purchase price adjustment based on the net assets of PI at the closing date. As a result of the final determination of net asset values, the Company made a payment to A & E in September 2002 of $2,414. At the time of the Sale in 2001, estimated reserves of $3,077 were established for the payment. Accordingly, $663 was reversed to other income during the third quarter of 2002.

      The unaudited pro forma historical results for the thirteen and thirty-nine weeks ended September 29, 2001, as if the Plastics, Inc. product line had been sold at the beginning of fiscal 2001, are estimated to be:


                                             Thirteen weeks Thirty-nine weeks
                                                   ended          ended
                                                  -----------------------
                                                  Sept. 29,      Sept. 29,
                                                    2001           2001
                                                  -----------------------

 Net sales .........................              $ 65,499      $ 176,880
                                                   =======       ========
 Net income ........................              $  4,830      $   1,057
                                                   =======       ========
 Net income per diluted common share              $   0.62      $    0.14
                                                   =======       ========

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


 Note 8.  Income Taxes

      As of fiscal year end 2001 the Company had income tax loss carryforwards relating to U.S. net operating losses of $40 million (which include tax loss carryforwards of $9 million subject to annual limitations) which expire in 2010 to 2020. Accordingly, the income tax provision primarily reflects state and foreign taxes.


 Note 9.  Contingent Liabilities

      On September 5, 2002, the Company was served a complaint relating to a breach of a commercial lease and negligent use of the property it had occupied prior to 2001. The Company is aggressively defending itself against all allegations. The Company has recorded an accrual based on management's best estimate of the potential settlement value of the complaint.

      Management believes that the Company's ultimate liability, if any, in excess of amounts already accrued, is not likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.


 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This commentary should be read in conjunction with the Company's consolidated financial statements and related notes and management's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-K for the year ended December 29, 2001.


 Critical Accounting Policies

      The Company's most critical accounting policies upon which its financial position and results of operations depend are those relating to revenue recognition, allowance for doubtful accounts, inventory valuation and restructuring reserves. The Company added the policy for allowance for doubtful accounts to its list of critical accounting policies after the end of the first quarter of 2002. During the third quarter, the Company did not change those policies or adopt any new polices. The Company summarizes its most critical accounting policies below.

 * Revenue recognition. The Company recognizes revenues and freight billed to customers, upon shipment and when all substantial risks of ownership change. Allowances for estimated returns, discounts and retailer incentives and promotions are recognized when sales are recorded and are based on various market data, historical trends and information from customers. Actual returns, discounts and retailer incentives and promotions historically have not been materially different from estimates.

 * Allowance for Doubtful Accounts. The Company evaluates the collectibility of its accounts receivable based upon an analysis of historical trends, aging of accounts receivable, write-off experience and expectations of future performance. Delinquent accounts are written off to selling, general and administrative expense when circumstances make further collection unlikely. In the event of a specific customer bankruptcy or reorganization, specific reserves are established to write down accounts receivable to the level of anticipated recovery. The Company may consult with third-party purchasers of bankruptcy receivables when establishing specific reserves.

 * Inventory valuation. The Company values inventory at cost (not in excess of market) determined by the first-in, first-out (FIFO) method. Inventory costs are based on standard costs, adjusted for actual manufacturing and material purchase price variances. The Company includes materials, labor and manufacturing overhead in the cost of inventories. Management regularly reviews inventory for salability and has established obsolescence reserves to absorb expected losses. The Company also maintains reserves for inventory shrinkage. At a minimum, the Company takes an annual physical inventory verifying the items on hand and adjusting its inventory to physical counts. Periodic cycle counting procedures are used to verify inventory accuracy between physical inventories. In the interim periods, a reserve for shrinkage is established based upon historical experience and recent physical inventory results. Inventory obsolescence and shrinkage are charged to cost of sales.

 * Restructuring reserves. Upon approval of a restructuring plan by management with the appropriate level of authority, the Company records restructuring reserves for certain costs associated with plant closures and business reorganization activities. Such costs are recorded as a liability and include lease termination costs, employee severance and certain employee termination benefits. These costs are neither associated with nor do they benefit continuing business activities. Inherent in the determination of these costs are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. The Company reviews the status of restructuring activities on an ongoing basis and, if appropriate, records changes based on such activities.


 2001 Special, Restructuring and Other Charges

      During 2000 and 2001 the Company implemented a restructuring plan designed to reduce fixed costs and better position the Company for sustained profitability. The restructuring plan entailed the closure of the Leominster, Massachusetts facility, reconfiguration of remaining manufacturing facilities, a reduction in headcount and a realignment of the selling process. All planned restructuring initiatives were completed in 2001.

      During the first quarter of 2001 the Company recorded a pretax charge of $2.6 million, of which $0.1 million was deemed to be Special Charges (included in cost of goods sold) and $2.5 million was Restructuring and Other Charges (collectively referred to herein as the "2001 Charges").

      During the third quarter 2002 a change in management estimates resulted in a $0.1 million reversal to income. The change in management estimates related to a $0.1 million reversal to income of inventory liquidation allowances due to higher recovery values on the disposed inventory (included in cost of goods sold). In addition, remaining charges/(income) were recorded as restructuring and other charges and are made up of the following: (i) additional charges of $0.3 million related to litigation on the early termination of a lease (see Note 9 - Contingent Liabilities of the Notes to Condensed Consolidated Financial Statements, included herein, for additional details); (ii) $0.1 million of employee benefit related costs, and (iii) other costs of $0.4 million were reversed to income due to the favorable resolution of customer accruals.


 Divestiture of the Plastics, Inc. Product Line

      On July 6, 2001, the Company completed the sale of its commercial servingware product line, Plastics, Inc. ("PI"), to A & E Products Group LP ("A & E"), an affiliate of Tyco International (the "Sale"). The net sale proceeds of $69.5 million, net of transaction costs and other related costs, were used to retire the Company's term debt and a portion of its revolving credit borrowings. The Sale affects the comparability of financial results between periods.

      During the third quarter of 2002, the Company agreed to an adjustment of the selling price related to PI. The sale agreement with A & E included a purchase price adjustment based on the net assets of PI at the closing date. As a result of the final determination of net asset values, the Company made a payment to A & E in September 2002 of $2.4 million. At the time of the Sale in 2001, estimated reserves of $3.1 million were established for the payment. Accordingly, $0.7 million was reversed to other income during the third quarter of 2002.


 Thirteen weeks ended September 28, 2002 compared to the thirteen weeks ended September 29, 2001

      In the discussion and analysis that follows, all references to the third quarter of 2002 are to the thirteen week period ended September 28, 2002 and all references to the third quarter of 2001 are to the thirteen week period ended September 29, 2001. The following discussion and analysis compares the actual results for the third quarter of 2002 to the actual results for the third quarter of 2001 with reference to the following (dollars in thousands, except per share amounts; unaudited):

                                                 Thirteen weeks ended
                                          ---------------------------------
                                          Sept. 28, 2002     Sept. 29, 2001
                                          ---------------------------------
 Net sales ..........................    $67,799   100.0%   $66,064   100.0%
 Cost of goods sold .................     51,271    75.6     48,002    72.7
 Special (income) charges, net ......        (73)   (0.1)         -       -
                                          ------   -----     ------   -----
   Gross profit .....................     16,601    24.5     18,062    27.3

 Operating expenses .................      7,460    11.0      8,486    12.8
 Amortization of intangible assets...        127     0.2        665     1.0
 Restructuring and other charges, net          -       -          -       -
                                          ------   -----     ------   -----
   Operating profit .................      9,014    13.3      8,911    13.5

 Interest expense ...................     (3,432)   (5.1)    (3,828)   (5.8)
 Other income, net ..................        644     0.9     14,458    21.9
                                          ------   -----     ------   -----
   Income before income taxes .......      6,226     9.1     19,541    29.6

 Income tax expense .................       (133)   (0.2)       (93)   (0.1)
                                          ------   -----     ------   -----
   Net income  ......................    $ 6,093     8.9%   $19,448    29.5%
                                          ======   =====     ======   =====
   Net income per share - basic            $0.78              $2.57

   Net income  per share - diluted         $0.74              $2.49

 Weighted average common shares
  Outstanding -
   Basic                                   7,796              7,556
   Diluted                                 8,259              7,824


      Net sales. Net sales of $67.8 million in the third quarter of 2002 increased $1.7 million from $66.1 million in the third quarter of 2001. However, the divestiture of the servingware product line caused a sales reduction of $0.6 million. On a pro forma basis, sales increased $2.3 million or 3.5%. Sales increases were primarily the result of additional product placement at the Company's top three customers. Third quarter sales to the top three customers were $51.1 million in 2002 as compared to $44.3 million in 2001. The growth at the largest customers was partially offset by declines in the Company's remaining customer base. The shift in mix of sales towards the major discount retailers reflects the continuing shift in buying patterns of consumers.

      The Company's primary selling season is during the second and third quarters of the calendar year, typically representing over 50% of sales for the year. Growth rates in any individual quarter may not be indicative of the entire year or coming quarters.

      Special (income) charges, net. In the third quarter of 2002, the Company recorded income from Special Charges of $0.1 million. The income resulted from the final closeout of discontinued inventories related to the 2001 closure of the Company's former Leominster manufacturing facility.

      Gross profit. The Company's gross profit in the third quarter of 2002 was $16.6 million as compared to $18.1 million in the third quarter of 2001 and gross profit margins decreased to 24.5% from 27.3% in the prior year period. Gross margins declined as a result of changes in mix of product sold (more general storage items and fewer laundry and bath items) and slightly higher raw material costs. Increased plastic resin and steel costs were somewhat offset by decreases in other commodity costs. Gross profit in the third quarter of 2002 also included a $0.5 million reversal to income of trade program accruals related to prior years. The divested servingware product line contributed $0.2 million of gross profit in the third quarter of 2001.

      Operating expenses. Operating expenses in the third quarter of 2002 were $7.5 million versus $8.5 million in the third quarter of 2001. The third quarter of 2001 was impacted by increased bad debt reserves related to Ames and higher incentive compensation expense.

      Restructuring and other charges, net. In connection with the Company's restructuring plan, which was announced during the fourth quarter 2000, changes in management estimates were recorded in the third quarter of 2002. Charges of $0.3 million and $0.1 million were recorded related to litigation on the early termination of a lease and employee benefit related costs, respectively. Other costs of $0.4 million were reversed to income due to the favorable resolution of customer accruals.

      Amortization of intangible assets. Amortization of intangible assets in the third quarter 2002 was 0.2% of net sales or $0.1 million versus 1.0% or $0.7 million in the third quarter of 2001. The decrease in 2002 reflects the change in accounting principles that eliminates goodwill amortization. Remaining amortization of intangible assets relates to patents, trademarks and non-compete agreements.

      Interest expense.   Interest  expense  of  $3.4 million  in  the  third
 quarter of 2002 decreased $0.4 million from $3.8 million in the third quarter of 2001. The decrease in interest expense is primarily due to the significant retirement of debt during the last twelve months. Outstanding debt at September 28, 2002 was $13.2 million lower than a year ago. Debt reductions are due to improved operating results while keeping working capital levels fairly constant.

      Other income. Other income in the third quarter of both 2002 and 2001 is primarily related to the Sale of PI. In the third quarter of 2001, the Company generated other income of $14.5 million due to the gain on the Sale. Upon final settlement of the purchase price in the third quarter of 2002, the Company was able to reverse reserves of $0.7 million to income.

      Income tax expense. The income tax provision recorded in both years relates to state and foreign taxes. No federal income tax expense was recorded in either year due to the Company's significant tax loss carryforwards.

      Net income. In the third quarter of 2002 the Company had net income of $6.1 million, or $0.74 per diluted share, as compared to net income of $19.4 million, or $2.49 per diluted share in the third quarter of 2001. The gain on the Sale of PI added $14.5 million to the 2001 third quarter result. On a pro forma basis that excludes the 2001 earnings from PI, the gain from the sale of PI and the impact of the change in accounting for goodwill, net income in third quarter of 2001 would have been $5.3 million, or $0.68 per diluted share. This compares to third quarter 2002 net income (pro forma which excludes the income from Special Charges and the PI related gain of $0.7 million) of $5.4 million, $0.65 diluted per share.

 The diluted weighted average number of shares outstanding increased to 8,258,516 in the third quarter of 2002 from 7,824,364 in the comparable prior year period. The increase in the weighted average number of shares outstanding was due to increases in the Company's stock price and the resulting dilutive impact of stock options on the number of shares outstanding.


 Thirty-nine weeks ended September 28, 2002 compared to the thirty-nine weeks ended September 29, 2001

      In the discussion and analysis that follows, all references to 2002 are to the thirty-nine week period ended September 28, 2002 and all references to 2001 are to the thirty-nine week period ended September 29, 2001. The following discussion and analysis compares the actual results for 2002 to the actual results for 2001 with reference to the following (dollars in thousands, except per share amounts; unaudited):

                                               Thirty-nine weeks ended
                                          ---------------------------------
                                          Sept. 28, 2002     Sept. 29, 2001
                                          ---------------------------------
 Net sales ..........................   $178,429   100.0%  $196,048   100.0%
 Cost of goods sold .................    133,597    74.9    147,874    75.4
 Special (income) charges, net ......        (73)      -        110     0.1
                                         -------   -----    -------   -----
   Gross profit .....................     44,905    25.1     48,064    24.5

 Operating expenses .................     22,965    12.9     26,605    13.6
 Amortization of intangible assets ..        380     0.2      2,524     1.3
 Restructuring and other charges, net          -       -      2,483     1.3
                                         -------   -----    -------   -----
   Operating profit .................     21,560    12.0     16,452     8.3

 Interest expense ...................    (10,370)   (5.7)   (14,698)   (7.5)
 Other income, net ..................        501     0.3     14,562     7.4
                                         -------   -----    -------   -----
   Income before income taxes........     11,691     6.5     16,316     8.2

 Income tax expense .................       (433)   (0.2)      (191)   (0.1)
                                         -------   -----    -------   -----
 Net income  ........................   $ 11,258     6.3%  $ 16,125     8.1%
                                         =======   =====    =======   =====
 Net income per share - basic              $1.45              $2.14

 Net income per share - diluted            $1.37              $2.10

 Weighted average common shares
  Outstanding -
   Basic                                   7,785              7,525
   Diluted                                 8,217              7,665


      Net sales. Net sales of $178.4 million in 2002 decreased $17.6 million from $196.0 million in 2001. The divestiture of the servingware product line resulted in a sales reduction of $19.2 million. An additional $6.2 million of sales was lost due to the bankruptcy of several customers, primarily Ames. More than offsetting the lost sales to bankrupt customers were favorable sales gains at the Company's largest three customers. Sales to the top three customers totaled $128.0 million in 2002 as compared to $109.3 million in 2001, an increase of 17%. The higher sales at these customers are the result of increased product placement as well as the continuing shift in buying patterns of consumers towards the national discount retail chains.

      Special Charges. In 2002, the Company recorded income from Special Charges of $0.1 million. The income resulted from the final closeout of discontinued inventories related to the 2001 closure of the Company's former Leominster manufacturing facility.

      In 2001, the Company recorded expense from Special Charges of $0.1 million in connection with the closure of the Leominster facility and the realignment of other manufacturing facilities. The primary component of the Special Charges included inventory reserves to relocate and liquidate inventory.

      Gross profit. The Company's gross profit in 2002 was $44.9 million as compared to $48.1 million in 2001 and gross profit margins improved to 25.1% from 24.5% a year ago. The divested servingware product line, which had higher margins than the housewares product lines, contributed $7.2 million of gross profit in 2001. Excluding the servingware product line, gross margins were 25.1% in 2002 as compared to 23.2% in the prior year. Gross margins benefited from productivity and efficiency initiatives as well as other factory cost reduction programs. Additional margin improvements were the result of favorable raw material prices as well as lower freight and selling commission costs.

      Operating expenses. Operating expenses in 2002 were $23.0 million versus $26.6 million in 2001. The sale of PI reduced operating expenses by $3.0 million. Pro forma operating expenses, which exclude PI, have decreased between years due to lower warehousing costs and bad debt expense.

      Amortization of intangible assets. Amortization of intangible assets in 2002 was 0.2% of net sales or $0.4 million versus 1.3% or $2.5 million in 2001. The decrease in 2002 reflects the change in accounting principles that eliminates goodwill amortization. Remaining amortization of intangible assets relates to patents and trademarks.

      Restructuring and other charges, net. In connection with the Company's restructuring plan, which was announced during the fourth quarter 2000, changes in management estimates were recorded in 2002. Charges of $0.3 million and $0.1 million were recorded related to litigation on the early termination of a lease and employee benefit related costs, respectively. Other costs of $0.4 million were reversed to income due to the favorable resolution of customer accruals. In 2001, the Company recorded restructuring and other charges of $2.5 million related to the continued implementation of the fourth quarter 2000 restructuring plan. The charges were comprised of
 (i) charge for the relocation of machinery and equipment, (ii) lease termination and sub-lease costs, (iii) write off of obsolete and duplicate assets that were used at the Leominster facility and other facilities, (iv) employee related severance costs, and (v) reversal of other related restructuring costs.

      Interest expense. Interest expense of $10.4 million in 2002 decreased $4.3 million from $14.7 million in 2001. The decrease in interest expense is primarily due to the significant retirement of debt during the last fifteen months. Debt paydowns are due to the proceeds from the Sale of PI, improved operating results and reductions in average working capital.

      Other income. Other income in both years is primarily related to the Sale of PI. In 2001, the Company generated other income of $14.5 million due to the gain on the Sale. Upon final settlement of the purchase price in the third quarter of 2002, the Company was able to reverse reserves of $0.7 million to income.

      Income tax expense. The income tax provision recorded in both years relates to state and foreign taxes. No federal income tax expense was recorded in either year due to the Company's significant tax loss carryforwards.

      Net income. In 2002 the Company had net income of $11.3 million, or $1.37 per diluted share, as compared to net income of $16.1 million, or $2.10 per diluted share in 2001. The gain on the Sale of PI added $14.5 million to the 2001 result. On a pro forma basis that excludes the 2001 earnings from PI, the gain from the sale of PI, restructuring charges, special charges and the impact of the change in accounting for goodwill, net income in 2001 would have been $5.2 million, or $0.68 per diluted share. This compares to 2002 net income (pro forma which excludes the income from Special Charges and the PI related gain of $0.7 million) of $10.5 million, $1.28 per diluted share.

 The diluted weighted average number of shares outstanding increased to 8,216,783 in 2002 from 7,664,741 in 2001. The increase in the weighted average number of shares outstanding was due to increases in the Company's stock price and the resulting dilutive impact of stock options on the number of shares outstanding.


 Capital Resources and Liquidity

      The Company's primary sources of liquidity and capital resources include cash provided from operations and borrowings under the Company's credit facility.

      The Company's net debt position (short and long term debt, net of cash on hand) decreased during the third quarter. Net debt at September 28, 2002 was $124.5 million as compared to $130.7 million on June 29, 2002 and $129.5 million at December 29, 2001. The decrease in net debt during the third quarter was $6.2 million as earnings were retained in the business. Working capital (excluding cash and short term debt) of $15.7 million was up $1.2 million from June 29, 2002. While inventories increased to meet fourth quarter promotional orders, accounts payable also increased and somewhat offset the cash usage. Semi annual high yield bond interest payments of $6 million will come due in the fourth quarter.

      During the first nine months of 2002, net debt decreased $5.0 million. Working capital (excluding cash and short term debt) has increased by $10.6 million due to seasonal increases in both receivables and inventories. An increase in the volume of imported finished goods has also contributed to the higher inventory level.

      Capital spending in the third quarter was $1.4 million which brings capital spending for the first nine months of the year to $3.6 million. Capital spending in the first nine months of 2001 was $3.7 million. Capital spending in the current year is primarily related to new product tooling and normal replacement of equipment.

      The Company made a payment of approximately $2.4 million to A & E Products Group LP, an affiliate of Tyco International, in September 2002. This payment was the final post-closing adjustment related to the sale of the Company's Plastics, Inc. servingware product line.

      The Company believes its $50 million line of credit together with its existing cash flow from operations will provide sufficient capital to fund operations, make required interest payments and meet anticipated capital spending needs for at least the next 12 months. No line of credit borrowings were outstanding at September 28, 2002. Total borrowing availability under the line of credit was $47.3 million at September 28, 2002.

      The Company was in compliance with all loan covenants as of September 28, 2002.

 Management Outlook and Business Risks


 * In  January  2002,  Kmart announced  that  it  had  filed  for  bankruptcy protection. Kmart is the Company's second largest customer and did $50 million of business with the Company in 2001. The Company's receivable from Kmart at the time of the bankruptcy filing was $6.7 million. The Company does not expect to collect this money in 2002 but is hopeful that some portion will be recovered in 2003 when Kmart expects to emerge from bankruptcy. As part of Kmart's recovery plan, they have announced the closure of 284 stores, approximately 13% of their total store count. To date, our sales to Kmart have increased over prior years despite the store closings and reduced sales volumes in stores that have remained open. In 2002, the Company expects total sales to Kmart of about $70 million with over $20 million in the fourth quarter. Opportunities exist to further expand our business in 2003, although these must be considered in light of Kmart's financial situation. Given the dynamic nature and size of the Kmart bankruptcy filing, future results may be either favorably or unfavorably impacted by any number of factors related to Kmart.

 * The Company's primary selling season is during the second and third quarters of the calendar year, typically representing over 50% of our sales for the year. Growth rates in any individual quarter may not be indicative of the entire year or coming quarters.

 * The Company's primary raw  materials are plastic resin, steel, fabric  and
   corrugated packaging.   Fluctuations in  the cost of  these materials  can
   have a significant impact on reported results.

 * Plastic resin currently represents approximately 15% to 20% of the Company's cost of goods sold. During 2001, resin prices were down slightly to the prior year and were lower than historical averages. These cost decreases were largely passed on to customers through selling price reductions. During the first nine months of 2002, market prices for resin have fluctuated but on average are similar to 2001. However, fourth quarter costs are expected to exceed the costs paid a year ago. There is no assurance that future resin price increases can be passed on to customers. Plastic resin costs are impacted by several factors outside the control of the Company including supply and demand characteristics, oil and natural gas prices and the overall health of the economy. Any of these factors could potentially have a positive or negative impact on plastic resin prices and the Company's profitability.

 * Steel tariffs announced earlier this year had a negative impact on the Company's steel costs in the third quarter of 2002. Not only has foreign steel risen in price, but domestic producers have raised their prices as well. The Company currently uses both domestic and foreign steel in its ironing boards. We expect steel prices in the fourth quarter of 2002 to exceed both last year's cost and the costs we experienced earlier this year.

 * The Company is currently the only U.S. manufacturer of ironing boards and believes that this provides the Company with increased flexibility to meet customer needs. However, the changing competitive environment, including increased foreign competition, may cause us to reconsider the multiple ways in which we manufacture and source our laundry products.

 * During the first half of 2001, the Company completed all of its restructuring initiatives including the closure of its east coast operations and the realignment of several manufacturing facilities. These changes were made to improve production efficiency and lower costs. Savings as compared to 2001 were realized in the first half of 2002 and the improved processes remain in place. As we begin to anniversary the changed processes, we expect the incremental savings between years will be less.

 * As a result of operating losses and restructuring write-offs incurred in 2000, the Company has significant tax loss carryforwards. These carryforwards can be used to reduce taxable income in future periods. The Company has tax loss carryforwards of $40 million (amount includes carryforwards of $9 million subject to annual limitation) as of December 29, 2001.

 * The Company is highly leveraged with total debt representing nearly two times our net tangible assets. Accordingly, earnings and cash flow could be materially impacted by changes in interest rates or other business factors. Furthermore, the financial and operating covenants related to the Company's debt agreement place some restrictions on operations. During all of 2001 and the first nine months of 2002, the Company operated well within its financial and operating covenants and expects to operate within the covenants in the remainder of 2002.

 * The Company's financing arrangements and financial covenants with Fleet Capital take into account seasonal fluctuations and changes to the Company's collateral base. Because the financing is asset based, availability of funds to borrow is dependent on the quality of the Company's asset base, primarily its receivables and inventory. Should Fleet Capital determine that such assets do not meet the bank's credit tests, availability can be restricted. Given the Company's retail customer base, it is possible that certain customers could be excluded from the asset base thus reducing credit availability.

 * Given the Company's fixed debt position and positive cash flows, management may from time-to-time look at opportunities to buy its common stock or high yield bonds. A buyback might be done if such transactions are accretive to shareholders through either a reduction of interest expense or elimination of shares.

 * Over the past four years, the Company's growth has come primarily via acquisition. The Company still believes that acquisitions provide the best opportunity to meaningfully grow the Company's sales and profits. As our cash and debt levels improve, we may pursue additional acquisitions.


 ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company's primary market risk is impacted by changes in interest rates and price volatility of certain commodity based raw materials.

      Interest Rate Risk. The Company's revolving credit agreement is LIBOR-based and is subject to interest rate movements. During the thirteen and thirty-nine weeks ended September 28, 2002 the Company did not experience any material changes in interest rate risk that would affect the disclosures presented in the Company's Annual Report on Form 10-K for the fifty-two week period ended December 29, 2001.

      Commodity Risk. The Company is subject to price fluctuations in commodity based raw materials such as plastic resin, steel and griege fabric. Changes in the cost of these materials may have a significant impact on the Company's operating results. The cost of these items is affected by many factors outside of the Company's control and changes to the current trends are possible. See "Management Outlook and Business Risks" above.

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


 Item 4. Controls and Procedures

      (a) Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rules 12a-14 promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of filing date of this report. Based on their evaluation, the Company's principal executive officer and principal accounting officer concluded that, as of the date of such evaluation, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within the entity.

      (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.


 Forward Looking Statements

   This quarterly report on Form 10-Q, including the "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Management Outlook and Business Risks" and "Quantitative and Qualitative Disclosures about Market Risk" sections, contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company generally identifies forward-looking statements by the use of terminology such as "may," "will," "could," "should," "potential," "continue," "expect," "intend," "plan," "estimate," "project," "anticipate," believe," or similar phrases or the negatives of such terms. Such statements are based on management's current expectations and currently available information. Such statements are subject to risks, uncertainties and assumptions, including those described below under the caption "Management Outlook and Business Risks", as well as other matters not yet known to or considered material by the Company, which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to:

 * the impact of the level of the Company's indebtedness
 * restrictive covenants contained in the Company's various debt documents
 * general economic conditions
 * the Company's dependence on a few large customers
 * price fluctuations in the raw materials used by the Company, particularly plastic resin and steel
 * competitive conditions in the Company's markets
 * the seasonal nature of the Company's business
 * fluctuations in the stock market
 * the extent to which the Company is able to retain and attract key personnel
 * financial condition of our retail customers
 * relationships with retailers
 * the impact of federal, state and local environmental requirements (including the impact of future environmental claims against the Company)

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


 PART II. OTHER INFORMATION


 Item 1. Legal Proceedings

       See  Note 9  -  Contingent  Liabilities  of  the  Notes  to  Condensed
       Consolidated  Financial  Statements,  included  herein,  regarding   a
       lawsuit pending against the Company.


 ITEM 6. Exhibits and Reports on Form 8-K

       (a) Exhibits - none

       (b) Current reports on Form 8-K.

       Registrant filed a Current Report on Form 8-K dated August 13 2002, under Item 9 (Regulation FD Disclosure) disclosing certifications made by the Registrant's Chairman of the Board and Chief Executive Officer, James R. Tennant, and Executive Vice President and Chief Financial Officer, James E. Winslow, solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       Registrant filed a Current Report on Form 8-K dated August 16, 2002, to disclose that the Registrant issued a press release disclosing its financial results for its second quarter 2002.



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


                            Home Products International, Inc.

                               By:  /s/ James E. Winslow
                                    --------------------------------
                                        James E. Winslow
                                        Executive Vice President and
                                        Chief Financial Officer


 Dated:  November 8, 2002

                                CERTIFICATIONS

 I, James R. Tennant, Chairman of the Board and Chief Executive Officer of Home Products International, Inc., certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Home Products International, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



 Date: November 8, 2002                  By: /s/ James R. Tennant
                                         --------------------------------
                                         James R. Tennant
                                         Chairman of the Board and
                                         Chief Executive Officer

 I, James E. Winslow, Executive Vice President and Chief Financial Officer of Home Products International, Inc., certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Home Products International, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date: November 8, 2002                  By: /s/ James E. Winslow
                                         --------------------------------
                                         James E. Winslow
                                         Executive Vice President and
                                         Chief Financial Officer