Form 10-K
period 2002-12-28
HOME PRODUCTS INTERNATIONAL INC
filed 2003-03-26
CIK 814457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002

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

Title of Class

Common Stock, Par Value $0.01 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes    ☐     No    ☒

Shares of common stock, par value $0.01, outstanding at March 1, 2003—7,855,302. Aggregate market value of common stock held by non-affiliates (assuming solely for the purpose of this calculation that all directors, officers and 10% beneficial owners of the registrant are “affiliates” as of June 28, 2002—$22,654,255.

DOCUMENTS INCORPORATED BY REFERENCE

Home Products International, Inc. definitive proxy statement dated April 9, 2003 for the 2003 Annual Meeting (“Proxy Statement”)—Part III

PART I

Item 1.    Business

(a) General Development of Business

Home Products International, Inc. (the “Company” or “HPI”) through its wholly owned subsidiary designs, manufactures and markets a broad range of quality consumer housewares products. The Company is a leading supplier to large national retailers of value-priced laundry management products, general storage products, closet storage products, bathware products, kitchen storage products and juvenile products. The Company holds a significant market share in the United States in each of its key product categories. The Company’s products are sold in the United States through most of the large national retailers, including Wal-Mart, Target, Kmart, Home Depot, Toys ‘R Us, Walgreen’s and Bed Bath & Beyond. The Company generated $249.2 million in net sales for 2002, which makes HPI one of the largest companies in the fragmented U.S. consumer housewares industry.

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

The Company’s Internet address is www.homz.biz. On its Investor Relations web site, located at www.homz.biz, the Company posts the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on the Company’s Investor Relations web site are available free of charge.

The following table presents significant acquisitions that occurred during the past five years:

Entity	Date Acquired
Tamor Plastics Corporation and its affiliated product distribution company Houseware Sales, Inc.	January 1, 1997
Seymour Sales Corporation and its wholly owned subsidiary Seymour Housewares Corporation	December 30, 1997
Tenex Corporation’s consumer product storage line	August 14, 1998
Prestige Plastics, Inc. (AHP and PI)	September 8, 1998
Epic product lines	May 12, 1999

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

	2002		2001		2000
	Sales	%	Sales	%	Sales	%
General storage	$112,138	41%	$82,649	30%	$97,074	29%
Laundry management	94,672	35%	100,705	36%	97,776	30%
Closet storage	31,973	12%	32,759	12%	38,901	12%
Bathware	20,284	7%	25,555	9%	28,080	8%
Kitchen storage	13,079	5%	14,701	5%	25,417	8%
Servingware	—	—%	21,755	8%	43,222	13%

Total gross sales	$272,146	100%	$278,124	100%	$330,470	100%
Allowances	(22,954)		(28,403)		(33,422)

Total net sales	$249,192		$249,721		$297,048

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

Laundry management products.    The Company offers a variety of ironing boards (approximately 185 individual SKU’s) and management believes that the Company commands a majority of the U.S. market share. Key products in this category include the EasyBoard (perforated board), SureFoot (vented, four-leg board), ReadyPress (over-the-door), IP2000 (vented, four-leg with hanger rack), Ultimate Ironing Table and the Professional Series, which was introduced in 2001. The Company is also the leading manufacturer of ironing board covers and pads, and holds a majority of the U.S. market share. The Company offers a variety of different types of covers and pads in a multitude of different designs that fit not only its own ironing boards, but all regular size boards. The Company’s covers are known for their scorch resistance and HPI is the only seller of form fitting ironing board covers, Elasticord™ drawstrings and Cordlock™ fasteners. The Company markets proprietary Martha Stewart laundry products at Kmart and Michael Graves branded products at Target. Additionally, the Company is a leading U.S. producer of laundry accessories. Key products within this category include: wood and metal drying racks, laundry bags, hampers and sorters, clotheslines and clothes pins.

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

Bathware products.    The Company markets a broad line of value-priced plastic bath accessories and organizers. These include shower organizers, plastic towel bars, shelves, soap dishes, portable shower sprays and fog-free shower mirrors. The Company believes it is a leading producer of opening price-point plastic bath accessories. The Company introduced its Spaceworks® for Bath line of etageres and bath organizers in 2000.

Kitchen storage products.    With the 1998 acquisition of AHP, the Company established a position in the food storage arena. Food storage products are the backbone of the kitchen storage product line. The primary food storage products sold within this group are StowAways®, Pop-Top Storables®, Klear Stor® and Klear Por®. All products are approved for use in contact with food by the United States Food & Drug Administration. The StowAway® line includes 34 individual food storage products each consisting of a clear base and a colored lid. StowAways® are primarily sold in value packs ranging in size from two to thirty-six piece sets. Pop-Top-Storables® products consist of a clear rigid base and a color lid with a patented “pop top” button to the side. The unique look of the base and the patented lid differentiate the line from the competition. Pop-Top-Storables® are sold in value packs ranging from two to sixty-four piece sets. Also included in this product line are sinkware and wire organization products.

Servingware products.    Products in this category include a wide range of upscale, plastic disposable beverage and food servingware products lines. This product line was sold during July 2001.

Dependence upon a single customer or few customers

The Company is dependent upon a few customers for a large portion of its sales. In 2002, three customers each accounted for more than 10% of consolidated gross sales. The Company’s top three customers, Kmart, Wal-Mart and Target accounted for 29.6%, 27.5% and 16.6% of gross sales, respectively, in 2002. In 2001, these same three customers accounted for 20.4%, 25.4% and 12.4%, respectively. These same three customers accounted for 13.4%, 19.9% and 11.9%, respectively, in 2000. The loss of any one of these customers could have a material effect on the Company. No other customer accounted for more than 10% of consolidated gross sales in 2002, 2001, or 2000. Excluding servingware product sales, the top three customers accounted for approximately 74%, 63% and 52% of gross sales in 2002, 2001 and 2000, respectively.

In January 2002, Kmart announced that it had filed for bankruptcy protection. Kmart is the Company’s largest customer with gross sales of approximately $80 million and $56 million in 2002 and 2001, respectively. As part of Kmart’s recovery plan, they have announced store closings of 326 and 284 in January 2003 and January 2002, respectively. The total store closings are approximately 29% of Kmart’s January 2002 store base. Such store closings are likely to have a negative impact on the Company’s future sales.

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

Product Research and Development

The Company’s Product Research and Development department uses computer-aided design (CAD) systems to enhance its product development efforts. Although the Company’s historical accounting records do not separately present research and development expenses, the Company estimates that for 2002, 2001 and 2000, expenses associated with research and development (which are classified as selling and marketing in the Company’s consolidated statements of operations) were $0.9 million, $0.6 million and $0.6 million, respectively.

Foreign and Export Sales Information

The Company’s fiscal year 2002, 2001 and 2000 sales outside the United States accounted for approximately 4.4%, 5.6% and 5.5% of its total net sales, respectively. The Company’s foreign assets were not material as of fiscal year end 2002, 2001 and 2000.

Seasonality

Sales of the Company’s houseware products are generally higher in the second and third quarter of the calendar year. This seasonality is primarily attributable to the spring and summer wedding season, increased home buying during the spring and summer months, and the back to school season. Laundry management products and general and kitchen storage products are gifts typically given at bridal showers that are held during the spring—fall wedding season. The surge in home buying during the spring and summer months increases the demand for new housewares products. The back-to-school season, including college students moving out of the house for the first time, also contributes to an increase in demand for the Company’s housewares products. In 2002, the Company’s fourth quarter sales were significantly higher then the fourth quarter 2001 due to increased new Christmas storage promotional events. This trend is not necessarily indicative of future performance.

Competition

The housewares industry is highly fragmented and management believes that no single supplier accounts for more than 10% of total market sales. The Company competes with a significant number of companies. The Company’s key competitors include Newell Rubbermaid and Sterilite. There are no regulatory or other barriers, other than significant capital costs, to entry of new competitors into the Company’s markets.

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

The Company currently manufacturers the majority of its laundry products in the U.S. and Mexico. Management believes that its current manufacturing structure provides increased flexibility to meet customer needs. All of the Company’s laundry competitors rely heavily on foreign sourced products. Such products are sourced from several countries, including a significant portion from China. These foreign sourced competitive products have been introduced at selling prices below ours. This has caused our profit margins and market share to decline. We have initiated many cost cutting and other steps to protect our market share and profit margins and have begun to aggressively explore increasing our importation of certain laundry products. We will continue to analyze our North American based laundry manufacturing operations.

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

The primary raw material used in the Company’s plastic injection molding products is plastic resin, primarily polypropylene. Resin is a spot commodity with pricing parameters tied to supply and demand characteristics beyond the Company’s control. The Company purchases the majority of its resin through supply contracts that guarantee discount pricing from industry market indexes. Some resin is purchased through brokers in a secondary market. Plastic resin is utilized by a number of different industries, many of which are quite different from the Company’s housewares business. For example, the automobile and housing industries are very large users of plastic resin. As such, demand changes in the automobile industry or the number of new housing starts can have an impact on plastic resin pricing. Changes in market rates for crude oil and natural gas can also impact resin prices.

The Company has entered into commitments to purchase certain minimum annual volumes of plastic resin at formula-based prices. The agreements expire in December 2003 and December 2004. Future related minimum commitments to purchase plastic resin, assuming current price levels, are $45.9 million in 2003 and $30.8 million in 2004. The purchase commitment pricing is not tied to fixed rates; therefore, the Company’s results of operations or financial position could be affected by significant changes in the market cost of plastic resin. In the event there is a major change in economic conditions affecting the Company’s overall annual plastic resin volume requirements the Company and the vendor will mutually agree on how to mitigate the effects on both parties. Mitigating actions include deferral of product delivery within the agreement term, agreement term extension and/or elimination of excess quantities without liability.

The primary raw materials used in the Company’s laundry management products are cold rolled steel and griege fabric. The Company purchases approximately 22,000 tons of cold rolled steel annually, typically at spot prices. Griege fabric, purchased from brokers, is a cotton based product with pricing tied to the world cotton markets. The Company’s purchases of griege fabric approximate 7 million yards annually.

The Company’s production processes utilize automated machinery and systems where appropriate. Certain laundry management facilities employ the use of an automated manufacturing production line to produce ironing boards. Additionally, automated cutting and layout machines are used to maximize the usage of griege fabric. The Company also performs all printing and coating of the ironing board covers and pads in-house.

Environment

An environmental report obtained in connection with the Company’s 1998 acquisition of PI from Newell Co., indicated that certain remedial work might be required for ground contamination of PI’s Coon Rapids, Minnesota facility. Accordingly, the Company obtained an indemnification from Newell Co. (the “Newell Indemnification”) for the remediation of any ground contamination. In July 2001, the Company sold PI, together with the Coon Rapids facility, to A & E Products Group LP, an affiliate of Tyco International (“A & E”). In connection with the sale, the Company provided an environmental indemnification to A & E. The Company has not yet been informed that any remediation is required or do we have any reason to believe that the Newell Indemnification is insufficient.

Except as described above, the Company believes that compliance with federal, state or local provisions relating to protection of the environment is not expected to have a material effect on the Company’s capital expenditures, earnings or competitive position.

Employees

As of December 28, 2002, the Company employed approximately 1,255 persons in the United States and Mexico. Approximately 130 are hourly employees at its Chicago, Illinois facilities, covered by a collective bargaining agreement which expires in January, 2004; 174 are hourly employees at its Eagan, Minnesota facility covered by a collective bargaining agreement which expires in October, 2003; and 282 are hourly employees at its Reynosa, Mexico facility covered by a collective bargaining agreement which expires in December, 2003. Although we believe that our relations with our employees are satisfactory, there can be no assurance that we will not face labor disputes in the future or that such disputes will not be material to us.

As of December 28, 2002 the Company utilized the services of approximately 327 temporary workers in its injection molding operations and in certain warehouses.

Item 2.    Properties

The Company maintains facilities with an aggregate of 2,279,127 square feet of space. The Company considers all of its facilities to be in good operating condition.

The following table summarizes the principal physical properties (both owned and leased) used by the Company in its operations:

Facility	Use	Size (Square Feet)	Owned/Leased
Thomasville, GA	Manufacturing	45,000	Owned
Thomasville, GA	Distribution/Storage	31,000	Leased
Chicago, IL	Manufacturing/Storage	286,000	Leased
Chicago, IL	Distribution/Storage	157,000	Leased
Seymour, IN:
East Plant	Manufacturing	70,000	Owned
West Plant	Manufacturing	150,000	Owned
Logistics Center	Distribution/Storage	115,000	Owned
Logistics Center	Distribution/Storage	100,000	Leased
Seymour, IN	Storage	59,227	Leased
Eagan, MN	Manufacturing/Distribution	312,000	Leased
Louisiana, MO	Manufacturing/Distribution	340,000	Owned
Mooresville, NC	Manufacturing	72,500	Leased
El Paso, TX	Manufacturing/Distribution	401,400	Leased
McAllen, TX	Storage	10,000	Leased
Reynosa, Mexico	Manufacturing	130,000	Owned

Item 3.    Legal Proceedings

The Company is not aware of any pending or threatened legal proceedings to which it or any of its subsidiaries is a party or of which any of their property is the subject that reasonable could be expected to have a material adverse effect on its business or financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The executive officers of the Company, and their respective ages and principal positions as of March 1, 2003, are as follows:

Name	Age	Position
James R. Tennant	49	Chairman of the Board of Directors and Chief Executive Officer
James E. Winslow	48	Executive Vice President, Chief Financial Officer and Secretary
Peter Graves	46	Senior Vice President, Sales and Marketing
Joseph Lacambra	62	Senior Vice President, Operations
Charles F. Avery, Jr.	38	Senior Vice President, Finance

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

Peter Graves (1) has served as the Company’s Senior Vice President, Sales and Marketing since April 2001. From June 1999 until April 2001, Mr. Graves was the Company’s Senior Vice President, Marketing. Mr. Graves has served in various capacities since joining the Company in 1981, including Vice President, Sales and Marketing from 1997 to June 1999.

Joseph Lacambra (1) has served as the Company’s Senior Vice President, Operations since June 1999. Mr. Lacambra joined the Company as Vice President, Operations in November, 1997.

Charles F. Avery, Jr. (1) has served as the Company’s Senior Vice President, Finance since January, 2000. Mr. Avery joined the Company as Vice President, Finance in August, 1998. From 1987 to 1998, Mr. Avery worked in the audit and business advisory practice at Arthur Andersen LLP.

Officers serve at the discretion of the Board of Directors, except as provided in the employment agreement of Mr. Tennant.

(1)	Messrs. Graves, Lacambra and Avery were designated as executive officers by the Board of Directors in January 2003.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on The NASDAQ SmallCap MarketSM under the symbol “HOMZ”. The Company believes that as of March 1, 2003 there were approximately 220 holders of record and in excess of 1,250 beneficial holders of the Company’s common stock.

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

	High	Low
Fifty-two weeks ended December 29, 2001:
First Quarter	$1.88	$1.00
Second Quarter	$3.37	$1.19
Third Quarter	$3.05	$0.96
Fourth Quarter	$3.99	$1.85

Fifty-two weeks ended December 28, 2002:
First Quarter	$4.19	$1.90
Second Quarter	$5.45	$3.31
Third Quarter	$4.75	$2.98
Fourth Quarter	$4.75	$2.52

All equity compensation plans under which our common stock is reserved for issuance have previously been approved by our stockholders. The following table provides summary information as of December 28, 2002 for all of our stock option plans (in thousands, except per share data). See Note 16 to our consolidated financial statements for additional information.

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options and Warrants (a) (1)	Weighted Average Exercise Price of Outstanding Stock Options and Warrants (b)	Number of Shares of Common Stock Available for Future Issuance under Equity Compensation Plans (excluding shares reflected in column (a)) (c) (2)
Equity Compensation Plans Approved by Securityholders	1,030,720	$3.12	1,048,574
Equity Compensation Plans Not Approved by Securityholders	—	—	—
Total	1,030,720	$3.12	1,048,574

(1)	Includes 572,500 shares subject to outstanding awards under the 1999 Performance Incentive Plan, and 458,220 shares subject to outstanding awards under the 1994 and prior Stock Option Plans.
(2)	Includes 114,950 shares subject to outstanding awards under the 1998 Executive Incentive Plan and 63,460 shares available for future issuance under the 1999 Directors Restricted Stock Plan. Does not include Employee Stock Purchase Plan. At December 28, 2002 416,340 shares were available for future issuance under the Employee Stock Purchase Plan.

Item 6.    Selected Financial Data

	Fiscal Year
	2002	2001	2000	1999	1998
	(in thousands, except share data)
Statement of Operations Data:
Net sales	$249,192	$249,721	$297,048	$294,297	$252,684
Cost of goods sold	190,705	188,299	235,144	209,641	181,506
Special charges (income), net	(106)	(414)	1,920	8,589	—

Gross profit	58,593	61,836	59,984	76,067	71,178
Selling, general and administrative expenses	30,729	36,910	39,382	40,420	35,019
Amortization of intangible assets	505	3,190	5,350	5,425	5,509
Restructuring and other charges (income)	(1,303)	(480)	10,482	5,966	—
Asset impairment charges	567	—	53,348	—	—
Other nonrecurring charges	—	—	—	445	—

Operating profit (loss)	28,095	22,216	(48,578)	23,811	30,650
Interest (expense)	(13,823)	(18,284)	(22,363)	(20,271)	(15,568)
Other income (expense), net	559	14,621	(467)	542	269

Earnings (loss) before income taxes and extraordinary charge	14,831	18,553	(71,408)	4,082	15,351
Income tax (expense)	(527)	(975)	(103)	(2,072)	(6,601)

Earnings (loss) before extraordinary charge	$14,304	$17,578	$(71,511)	$2,010	$8,750

Earnings (loss) before extraordinary charge per common share—basic	$1.83	$2.32	$(9.77)	$0.27	$1.11

Earnings (loss) before extraordinary charge per common share—diluted	$1.73	$2.27	$(9.77)	$0.26	$1.07

	As of Fiscal Year End
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet and Cash Flow Data:
Working capital	$30,569	$9,010	$18,626	$33,012	$27,677
Property, plant and equipment, net	37,189	42,631	55,881	67,258	60,200
Goodwill and intangible assets	74,863	76,375	116,833	172,177	181,952
Total assets	203,518	187,343	265,652	343,906	340,043
Long-term obligations (net of current maturities)	129,621	130,447	215,051	221,334	219,536
Stockholders’ equity (deficit)	17,467	2,820	(14,497)	56,622	58,001
Cash provided by operating activities	8,796	23,326	17,706	14,615	20,693

See “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of business combinations and dispositions of business assets that materially affected the comparability of the information set forth above and material uncertainties that could cause future results to differ from such information.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company reports on a 52/53 week fiscal year. References to fiscal year 2002 (“2002”) are for the fifty-two weeks ended December 28, 2002, fiscal year 2001 (“2001”) are for the fifty-two weeks ended December 29, 2001 and fiscal year 2000 (“2000”) are for the fifty-three weeks ended December 30, 2000.

Critical Accounting Policies

The Company has identified the most critical accounting policies upon which its financial status depends. The Company determined the critical policies by considering accounting policies that involve the most complex or subjective decisions or assessments. The Company states these accounting policies in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report.

The Company’s most critical accounting policies are those relating to revenue recognition, allowance for doubtful accounts, inventory valuation, restructuring reserves, valuation of deferred tax assets and valuation of long-lived and intangible assets. The Company summarizes its most critical accounting policies below.

•	Revenue Recognition. The Company recognizes revenues and freight billed to customers upon shipment and after the transfer of all substantial risks of ownership. Allowances for estimated returns, discounts and retailer programs are recognized when sales are recorded and are based on various market data, historical trends and information from customers. Although the best available information is used to establish the allowances, such information is often based on estimates of retailer recovery rates. Retailer recovery can sometimes take up to several years depending on the particular program. Allowances are reviewed quarterly and are adjusted based on current estimates of retailer recovery. Due to changes in estimates, changes in retailer activity and the length of time required for many programs to run their course, it is possible for allowance activity to impact earnings in either a positive or negative manner in any given period.

•	Allowance for Doubtful Accounts. The Company evaluates the collectibility of its accounts receivable based upon an analysis of historical trends, aging of accounts receivable, write-off experience and credit evaluations of selected high risk customers. Delinquent accounts are written off to selling, general and administrative expense when circumstances make further collection unlikely. In the event of a specific customer bankruptcy or reorganization, specific allowances are established to write down accounts receivable to the level of anticipated recovery. The Company may consult with third-party purchasers of bankruptcy receivables when establishing specific allowances.

•	Inventory Valuation. The Company values inventory at cost (not in excess of market) determined by the first-in, first-out (FIFO) method. Inventory costs are based on standard costs, adjusted for actual manufacturing and material purchase price variances. The Company includes materials, labor and manufacturing overhead in the cost of inventories. Management regularly reviews inventory for salability and has established obsolescence allowances to absorb expected losses. The Company also maintains allowances for inventory shrinkage. At a minimum, the Company takes an annual physical inventory verifying the items on hand and adjusting its inventory to physical counts. Periodic cycle counting procedures are used to verify inventory accuracy between physical inventories. In the interim periods, an allowance for shrinkage is established based upon historical experience and recent physical inventory results. Inventory obsolescence and shrinkage are charged to cost of sales.

•	Restructuring Reserves. The Company’s historical policy has been to record restructuring charges for certain costs associated with plant closures and business reorganization activities upon approval by management with the appropriate level of authority in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. Such costs were recorded as a liability and included lease termination costs, employee severance and certain employee termination benefits. These costs were neither associated with nor do they benefit continuing business activities. Inherent in the determination of these costs were assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. The Company reviews the status of restructuring activities on an ongoing basis and, if appropriate, records changes in estimates based on such activities. In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This standard requires costs associated with exit or disposal activities to be recognized when they are incurred. The requirements of SFAS No. 146 apply prospectively to activities that are initiated after December 31, 2002, and as such, the Company cannot reasonably estimate the impact of adopting these new rules until and unless it undertakes relevant activities in future periods.

•	Valuation of Deferred Tax Assets. The Company regularly evaluates its ability to recover the reported amount of our deferred tax assets. The evaluation considers several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. This evaluation is based primarily on our historical earnings and projected operating results, applicable net operating loss carryforward expiration dates, and identified actions under the control of the Company in realizing the associated carryforward benefits. In the event that actual results differ from our estimates or we revise future projections, we may need to adjust the valuation allowance.

•	Valuation of Long-Lived and Intangible Assets. The Company assesses the recoverability of long-lived assets and intangible assets whenever it determines that events or changes in circumstances indicate that their carrying amount may not be recoverable. The Company’s assessment is primarily based upon its estimate of future cash flows associated with these assets. Based on the Company’s assessments, we have determined that there has not been a material impairment of any of our long-lived assets. However, should the Company’s operating results deteriorate, we may determine that some portion of our long-lived tangible or intangible assets are impaired. Such determination could result in non-cash charges to income that could materially affect the Company’s consolidated financial position or results of operations for that period.

Divestiture of the Plastics, Inc. Product Line

On July 6, 2001, the Company completed the sale of its servingware product line, Plastics, Inc. (“PI”), to A & E Products Group LP (“A & E”), an affiliate of Tyco International (the “Sale”). The net Sale proceeds of $69.5 million, net of transaction costs, were used to retire the Company’s term debt and a portion of its revolving credit borrowings. The Sale resulted in a gain of approximately $14.5 million, which was recorded as other income during the third quarter of 2001. The gain of $14.5 million was net of allocated goodwill and specific net assets of PI.

During 2001 and 2000, PI contributed net sales of $19.2 million and $39.5 million, respectively, and operating profits of $3.7 million in 2001 and $7.8 million in 2000. See Note 2 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K for additional information including the unaudited pro forma historical results for 2001 and 2000 as if PI had been sold at the beginning of each fiscal year.

During the third quarter of 2002, the Company agreed to an adjustment of the selling price related to PI. The sale agreement with A & E included a purchase price adjustment based on the net assets of PI at the closing date. As a result of the final determination of net asset values, the Company made a payment to A & E in September 2002 of $2.4 million. At the time of the Sale in 2001, estimated accruals of $3.1 million were established for the payment. Accordingly, the remaining $0.7 million was reversed to other income during the third quarter of 2002.

2002 Special, Restructuring and Other Charges

In 2000 and 2001, the Company began several restructuring actions. These actions are fully described below under the captions “2000 Special, Restructuring and Other Charges” and “2001 Special, Restructuring and Other Charges”. On a quarterly basis, we review remaining accrual balances related to these actions and adjust them to our best estimate of remaining cost. These adjustments resulted in the recognition of income in both the third and fourth quarters of 2002.

In the third quarter, a change in management estimates resulted in a $0.1 million reversal to income. The change in management estimates resulted in a decrease to inventory liquidation allowances due to higher recovery values on disposed inventory. In addition, other items were recorded as follows: (i) charges of $0.3 million related to threatened litigation on the early termination of a warehouse lease; (ii) $0.1 million of employee benefit related costs, and (iii) other costs of $0.4 million were reversed to income due to the favorable resolution of accruals. In the fourth quarter, the threatened litigation for early termination of a warehouse lease was settled for an amount that was less than our earlier estimates, resulting in the recognition of $1.3 million of income.

In 2002, the net impact of the third and fourth quarter reserve adjustments was a reduction of expenses of $1.4 million, of which $0.1 million is deemed to be Special Charges (Income) and $1.3 million as Restructuring and Other Charges (Income). The two items together are referred to herein as the “2002 Adjustments”.

2001 Special, Restructuring and Other Charges

During the first quarter of 2001, the Company closed its Leominster, MA manufacturing and warehouse facilities. Accordingly, we recorded pretax charges of $2.6 million. These charges were comprised of: (i) charge to relocate and liquidate inventory at Leominster and other facilities, (ii) charge for the relocation of machinery and equipment used at the Leominster facilities and other facilities, (iii) charge for lease termination and sub-lease costs, (iv) charge to write off obsolete and duplicate assets that were used at the Leominster facility and other facilities, (v) charge for employee related severance costs, and (vi) charge for other related restructuring costs. These actions are collectively referred to herein as the “2001 Restructuring”.

In the fourth quarter of 2001, the Company completed all of its restructuring initiatives. Once the restructuring was complete, we performed a detailed review of remaining reserve balances. Due to the favorable resolution of several matters, we concluded that certain reserves related to the 2001 Restructuring and 2000 Charges (defined below) were no longer required. Accordingly, reserves totaling $3.5 million were reversed to income in the fourth quarter of 2001.

In 2001, the net impact of the first quarter actions and fourth quarter reserve review was a reduction of expenses of $0.9 million, of which $0.4 million is deemed to be Special Charges (Income) and $0.5 million as Restructuring and Other Charges (Income). The two items together are referred to herein as the “2001 Charges”.

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

The 2000 Charges were comprised of (i) reserves to reduce inventory in the Leominster facilities to net realizable value due to the plant closure, (ii) the write off of obsolete and duplicate molds that were used at the Leominster facility (iii) reversal of SKU reduction and inventory adjustments relating to 1999 special charges, (iv) reserves for plant and facility assets to be disposed of, (v) employee related severance costs, and (vi) lease termination costs.

2000 Asset Impairment Charges

During December 2000 the Company also recorded Asset Impairment Charges (the “Asset Impairment Charges”) of $53.3 million (pretax) related to its general and kitchen storage product lines (the “Plastic Storage Business”). Components of the Asset Impairment Charges included $44.4 million to reduce the carrying value of goodwill and $8.9 million to reduce the carrying value of equipment and product molds. During 2000, the Company experienced margin erosion due to continued increases in the cost of plastic resin. In addition, competitive pressures led to price reductions on the plastic storage product lines. While plastic resin costs were rising most of the year, the most significant selling price reductions occurred in the third and fourth quarters. During the Company’s annual operating and strategic planning process, a review of the future financial prospects of the business was completed. As part of this process, management determined the need to review the recoverability of the long-lived assets of its Plastic Storage Business, including intangible assets, pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. It was determined that the carrying value of the Plastic Storage Business intangible and long-lived assets, specifically goodwill and product molds, exceeded the estimated undiscounted future cash flows of the related product lines. Accordingly, the Company was required to reduce the carrying value of the net assets of its Plastic Storage Business to fair market value. The Company’s estimate of fair market value was based on various methodologies including a discounted value of the estimated future cash flows and a fundamental analysis of the business’ value. Considerable management judgement was necessary to estimate fair value.

Fiscal Year 2002 as Compared to Fiscal Year 2001

The following discussion and analysis compares the actual historical results of 2002 and 2001:

	Fifty-two weeks ended December 28, 2002		Fifty-two weeks ended December 29, 2001
	(in thousands, except share amounts)
Net sales	$249,192	100.0%	$249,721	100.0%
Cost of goods sold	190,705	76.5%	188,299	75.4%
Special charges (income), net	(106)	(0.0%)	(414)	(0.2%)

Gross profit	58,593	23.5%	61,836	24.8%
Selling, general and administrative expenses	30,729	12.3%	36,910	14.8%
Amortization of intangible assets	505	0.2%	3,190	1.3%
Restructuring and other charges (income)	(1,303)	(0.5%)	(480)	(0.2%)
Asset impairment charge	567	0.2%	—	—

Operating profit	28,095	11.3%	22,216	8.9%
Interest (expense)	(13,823)	(5.5%)	(18,284)	(7.3%)
Other income, net	559	0.2%	14,621	5.9%

Earnings before income taxes	14,831	6.0%	18,553	7.5%
Income tax (expense)	(527)	(0.2%)	(975)	(0.4%)

Earnings before extraordinary charge	14,304	5.8%	17,578	7.1%
Extraordinary charge for early retirement of debt, net of $0 income taxes	—	—	(598)	(0.2%)

Net earnings	$14,304	5.8%	$16,980	6.9%

Net earnings per common share—basic	$1.83		$2.24

Net earnings per common share—diluted	$1.73		$2.19

Net sales.    Net sales of $249 million in 2002 were flat to 2001, however, 2001 included $19 million of sales from the servingware product line that was sold in July 2001. These sales did not repeat in 2002. An additional $8 million of sales was lost due to the bankruptcy of several customers, primarily Ames. More than offsetting the lost sales to bankrupt customers was favorable sales gains at the Company’s largest three customers. Sales to the top three customers totaled $184 million in 2002 as compared to $146 million in 2001, an increase of 26%. The higher sales at these customers are the result of increased product placement and the continuing increase in store count at Wal-Mart and Target. The growth in the largest customers was partially offset by declines in the Company’s remaining customer base. Changes in estimates related to retailer recovery of deductions and customer programs resulted in a reduction of sales allowances between years. Such program and deduction expenses, which are recorded as a deduction from gross sales, were 8.4% of gross sales in 2002 and 10.2% of gross sales in 2001.

Laundry Management Products.    Net sales in the laundry management category of $86 million in 2002 were down 4% compared to 2001. During 2001, sales were favorably impacted by the introduction of several new private label ironing boards as well as growth within the hotel/lodging trade channel. The new ironing boards provided a one-time lift in 2001 sales as the retailers needed to build inventories. Declines in the travel industry during 2002 reduced year to year sales in the hotel/lodging trade channel.

General Storage Products.    Net sales in the general storage category increased significantly in 2002. Net sales of $103 million in 2002 were up $28 million, or 38%. The sales growth was attributable to increased product placement, primarily at Kmart. HPI’s sales to Kmart increased over $25 million when other vendors exited due to financial concerns about Kmart.

Closet Storage Products.    Net sales of $29 million in 2002 were flat to 2001. However, units shipped actually increased year to year. The volume increase was offset by unit price declines in response to competitive pressures.

Bathware Products.    Net sales in the category of $19 million decreased during the year by $4 million or 19% from 2001. The decline in sales was due to a reduction in promotional sales to our larger customers and lost shelf space at several smaller customers.

Kitchen Storage Products.    Net sales in the kitchen storage category of $12 million in 2002 decreased $1 million, 9%, from 2001. The decrease was due to continuing market share loss to branded disposable product offerings. The Company did not introduce any new products in 2002 to compete in the new disposable segment.

Servingware Products.    There were no net sales of servingware products in 2002 due to the sale of the servingware product line in July 2001. Net sales in the servingware category in 2001 were $19 million.

Special charges (income).    In 2002, the Company recorded income from Special Charges of $0.1 million. The income resulted from the final liquidation of discontinued inventories related to the 2001 closure of the Company’s former Leominster manufacturing facility.

In 2001, the Company recorded special charge income of $0.4 million. The income was the net result of several actions. In the first quarter of 2001, the Company recorded a $0.1 million charge in connection with the closure of the Leominster manufacturing facility. In the fourth quarter of 2001, inventory allowances totaling $0.5 million relating to the 2001 Restructuring and 2000 Charges were reversed to income in response to the final determination of inventory disposal values.

Gross profit.    The Company’s gross profit in 2002 was $58.6 million as compared to $61.8 million in 2001 and gross profit margins decreased to 23.5% from 24.8% a year ago. The divested servingware product line, which had higher margins than the housewares product lines, contributed $7.2 million of gross profit in 2001. Excluding the servingware product line, gross margins were the same in both years, 23.5%. Gross margins benefited from productivity and efficiency initiatives as well as other factory cost reduction programs. Additional margin improvements were the result of favorable prices on component parts, purchased finished goods and lower freight and selling commission costs. Offsetting the margin upside was a change in product mix towards lower margin general storage products.

Selling, general and administrative expenses.    Selling, general, and administrative expenses decreased to $30.7 million in 2002 from $36.9 million in 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 12.3% in 2002 from 14.8% in 2001. Selling expenses (which include internal sales force costs, marketing costs and all finished goods warehousing costs) were down $0.7 million from a year ago. The sale of PI reduced selling expenses by $2.0 million but this was offset by increased spending on new product development and packaging. General and administrative expenses were down $5.5 million of which $1.0 million related to the sale of PI. Other selling, general and administrative expense reductions were the result of lower bad debt charges (down $3.8 million) and a decrease in management bonuses (down $1.4 million). Bad debt expense in 2001 included write-offs related to the Kmart and Ames bankruptcies. Other general and administrative costs were up $0.8 million due to annual salary adjustments, increased health care costs and increased insurance costs.

Amortization of intangible assets.    Amortization of intangible assets in 2002 was 0.2% of net sales or $0.5 million versus 1.3% or $3.2 million in 2001. The decrease in 2002 reflects the change in accounting principles that eliminates goodwill amortization. Remaining amortization of intangible assets relates to patents, non-compete agreements and trademarks.

Restructuring and other charges (income).    In 2002, changes in management estimates regarding certain restructuring reserves resulted in $1.3 million of income. These items were as follows: (i) income of $1.0 million related to the fourth quarter settlement of threatened litigation on the early termination of a warehouse lease; (ii) expense of $0.1 million for employee benefit related costs, and (iii) income of $0.4 million due to the favorable resolution of accruals.

In 2001, the Company recorded income of $0.5 million as a net result of the resolution of several items. $3 million of income was recorded from the favorable resolution of several restructuring matters. The favorable results came from higher than expected proceeds from the sale of the Company’s Leominster manufacturing facility, the favorable settlement of a claim relating to abandoned enterprise planning systems and better than expected results from the sublease of vacated warehouse space. The favorable results offset first quarter 2001 charges totaling $2.5 million related to the decision to close the Leominster manufacturing and warehouse facilities.

Asset impairment charges.    Asset impairment charges in 2002 related to molds and tooling for products that are being discontinued. Remaining book values were written down to the expected net present value of future cash flows from such products. Management believes that such charges are a routine expense that will occur as new products are introduced to replace older items. There were no such charges in 2001.

Interest expense.    Interest expense of $13.8 million in 2002 decreased $4.5 million from $18.3 million in 2001. The decrease in interest expense is primarily due to the significant retirement of debt during the last fifteen months. Debt paydowns were due to the proceeds from the Sale of PI, improved operating results and reductions in average working capital.

Other income.    Other income in both years is primarily related to the Sale of PI. In 2001, the Company generated other income of $14.5 million due to the gain on the Sale. Upon final settlement of the purchase price in the third quarter of 2002, the Company was able to reverse accruals of $0.7 million to income.

Income tax expense.    The income tax provision recorded in both years primarily relates to state and foreign taxes. No federal income tax (other than Alternative Minimum Tax “AMT”, which was recorded during 2001) expense was recorded in either year due to the Company’s significant tax loss carryforwards. At December 28, 2002, the Company had tax loss carryforwards of $35 million which can be used to reduce taxes in the future. However, there is no assurance that future income will be sufficient to utilize the tax loss carryforwards.

Net earnings.    In 2002 the Company had net income of $14.3 million, or $1.73 per diluted share, as compared to net income of $17.0 million, or $2.19 per diluted share in 2001. The gain on the Sale of PI added $14.5 million to the 2001 result.

The diluted weighted average number of shares outstanding increased to 8,286,790 in 2002 from 7,754,762 in 2001. The increase in the weighted average number of shares outstanding was due to increases in the Company’s stock price and the resulting dilutive impact of stock options on the number of shares outstanding.

Fiscal Year 2001 as Compared to Fiscal Year 2000

The following discussion and analysis compares the actual historical results of 2001 and 2000:

	Fifty-two weeks ended December 29, 2001		Fifty-three weeks ended December 30, 2000
	(in thousands, except share amounts)
Net sales	$249,721	100.0%	$297,048	100.0%
Cost of goods sold	188,299	75.4%	235,144	79.2%
Special charges (income), net	(414)	(0.2%)	1,920	0.6%

Gross profit	61,836	24.8%	59,984	20.2%
Selling, general and administrative expenses	36,910	14.8%	39,382	13.3%
Amortization of intangible assets	3,190	1.3%	5,350	1.8%
Restructuring and other charges (income)	(480)	(0.2%)	10,482	3.5%
Asset impairment charge	—	—	53,348	18.0%

Operating profit (loss)	22,216	8.9%	(48,578)	(16.4%)
Interest (expense)	(18,284)	(7.3%)	(22,363)	(7.5%)
Other income (expense)	14,621	5.9%	(467)	(0.2%)

Earnings (loss) before income taxes	18,553	7.5%	(71,408)	24.1%
Income tax (expense)	(975)	(0.4%)	(103)	(0.0%)

Earnings (loss) before extraordinary charge	17,578	7.1%	(71,511)	(24.1%)
Extraordinary charge for early retirement of debt, net of $0 income taxes	(598)	(0.2%)	—	—

Net earnings (loss)	$16,980	6.9%	$(71,511)	(24.1%)

Net earnings (loss) per common share—basic	$2.24		$(9.77)

Net earnings (loss) per common share—diluted	$2.19		$(9.77)

Net sales.    Net sales of $249.7 million in 2001 decreased $47.3 million from $297.0 million in 2000. Approximately $19.0 million of the sales decline was due to the bankruptcy of several customers including Bradlees and Ames. Also impacting comparisons to 2000 was the divestiture of PI in July 2001, which accounted for $20.3 million of the sales decrease. Sales were further impacted by a decline in selling prices in response to competitive pressures and reduced raw material costs. Management decisions not to renew certain low margin promotional sales also reduced sales between years. Sales to the Company’s top three customers increased to 58% of total sales in 2001 as compared to 45% in the prior year. The increase is due to the reduced number of retailers in the marketplace.

Laundry Management Products.    Net sales in the laundry management category of $90.5 million in 2001 were up 3% to 2000. Sales volumes were positively impacted by the introduction of new private label items as well as store growth at the major discount retailers.

General Storage Products.    Net sales in the general storage category of $74.3 million in 2001 decreased $13.1 million (15%) from 2000. The bankruptcy of several retailers, the discontinuance of several low margin promotional items and price decreases in response to competitive pressures all contributed to the decrease.

Closet Storage Products.    Net sales in this product category of $29.4 million in 2001 experienced a $5.6 million decrease, or 16% as compared to 2000. The decrease was due to the bankruptcy of several retailers, the discontinuance of several low margin promotional items and price decreases in response to competitive pressures.

Bathware Products.    Net sales in the category of $23.1 million decreased during the year by $2.3 million or 9% from 2000. During 2000, a major retailer reduced the shelf space devoted to the category. As a result, 2001 sales were also impacted. Sales were further impacted by the retailer bankruptcies.

Kitchen Storage Products.    Net sales in the kitchen storage category of $13.2 million in 2001 decreased $9.6 million, 42%, from 2000. The decrease was the result of significant competition from branded disposable product offerings. In addition, a major customer for this product line eliminated our entire offering. This alone accounted for over $3 million of the sales decrease.

Servingware Products.    Net sales in the servingware category of $19.2 million in 2001 were down from $39.5 million a year ago. The sale of the servingware product line (PI) in July 2001 accounts for the decrease.

Special charges (income), net.    In 2001, the Company recorded special charge income of $0.4 million. The income was the net result of several actions. In the first quarter of 2001, the Company recorded a $0.1 million charge in connection with the closure of the Leominster manufacturing facility. In the fourth quarter of 2001, inventory allowances totaling $0.5 million related to the 2001 Restructuring and the 2000 Charges were reversed to income in response to the final determination of inventory disposal values. In 2000, the Company recorded special charges of $1.9 million in connection with the closure of the Leominster facility. The primary components of the 2000 special charges included inventory allowances for the close out of inventory at the Leominster facility and the write-off of obsolete and duplicate molds. The $1.9 million of special charges in 2000 were net of a $1.2 million reversal of a portion of the 1999 special charges. The reversal was due to a change in management’s estimated write-offs relating to its 1999 SKU rationalization and inventory adjustments.

Gross profit.    The Company’s gross profit was $61.8 million as compared to $60.0 million in 2000. Gross profit margins improved to 24.8% from 20.2% in the prior year. Gross margins benefited from the favorable impact of the restructuring initiatives, savings generated from productivity and efficiency initiatives as well as other cost reduction programs. Additional margin improvements were achieved from favorable raw material prices (primarily steel and cardboard). A decrease in sales representative commissions and freight also favorably impacted margins. Commissions and freight were down 210 basis points as a result of sales mix changes and a realignment of the Company’s selling process. Excluding PI, gross margins were 23.5% in 2001 as compared to 17.7% in the prior year.

Selling, general and administrative expenses.    Selling, general and administrative expenses decreased to $36.9 million in 2001 from $39.4 million in 2000. As a percentage of net sales, selling, general and administrative expenses increased to 14.8% in 2001 from 13.3% in 2000. Selling expenses (which includes internal sales force costs, marketing costs and all finished goods warehousing costs) were $17.9 million (7.2% of net sales) in 2001 and $25.5 million (8.6% of net sales) in 2000. The sale of PI reduced selling expenses by $2.7 million. The remaining reduction in selling expenses was due to the closure of the Leominster warehouse facilities, the move to less expensive warehouse space in Chicago and also due to lower sales levels. General and administrative expenses were $19.0 million (7.6% of net sales) in 2001 compared to $13.9 million (4.7% of net sales) in 2000. General and administrative expenses were impacted by several items:

•	Bad debt expense increased in 2001 by $3.9 million due to the bankruptcy of certain retailers, most notably Kmart and Ames.

•	The Company recorded charges of $3.8 million in 2001 for management bonus plans. No such amounts were earned or accrued in 2000.

•	The sale of PI reduced general and administrative expenses by $1.7 million.

•	2001 included one less week of expenses than 2000 (52 vs. 53 week fiscal years), a savings of $0.2 million.

•	Other savings were achieved as a result of various cost reduction efforts.

Amortization of intangible assets.    In 2001 was 1.3% of net sales, or $3.2 million, versus 1.8%, or $5.4 million, in 2000. The decrease in 2001 reflects reductions of goodwill relating to the sale of PI as well as the impact of the fourth quarter 2000 asset impairment charge to reduce the carrying value of goodwill. Goodwill amortization was $2.6 million in 2001 as compared to $4.7 million recorded in 2000.

Restructuring and other charges (income).    In 2001, the Company recorded income of $0.5 million as a net result of the resolution of several items. $3 million of income was recorded from the favorable resolution of several restructuring matters. The favorable results came from higher than expected proceeds from the sale of the Company’s Leominster manufacturing facility, the favorable settlement of a claim relating to abandoned enterprise planning systems and better than expected results from the sublease of vacated warehouse space. The favorable results offset first quarter 2001 charges totaling $2.5 million related to the decision to close the Leominster manufacturing and warehouse facilities.

In 2000, the Company recorded Restructuring and Other Charges of $10.5 million. Such charges related to (i) the write-off of obsolete and duplicate molds that were used at the Leominster facility; (ii) reserves for plant and facility assets to be disposed of; (iii) employee related severance, and (iv) lease termination costs.

Asset impairment charges.    There were no asset impairment charges in 2001. However in December 2000, the Company recorded Asset Impairment Charges of $53.3 million related to its Plastic Storage Business. Components of the Asset Impairment Charges included $44.4 million to reduce the carrying value of goodwill, and $8.9 million to reduce the carrying value of equipment and product molds. During 2000, the Company experienced margin erosion due to continued increases in the cost of plastic resin and competitive pressures that led to price reductions on the plastic storage product lines. In the fall of 2000 as part of the Company’s annual planning process, management determined the need to review the recoverability of the long-lived assets of its Plastic Storage Business, including intangible assets, pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of”. It was determined that the carrying value of the Plastic Storage Business long-lived assets, specifically goodwill and product molds, exceeded the estimated undiscounted future cash flows of the related product lines. Accordingly, the Company was required to reduce the carrying value of the net assets of its Plastic Storage Business to fair market value. The Company’s estimate of fair market value was based on various methodologies including a discounted value of the estimated future cash flows and a fundamental analysis of the business’ value.

Interest expense.    Interest expense of $18.3 million in 2001 decreased $4.1 million from $22.4 million in 2000. The decrease in interest expense in 2001 is due to significant reductions of debt ($70 million of which were proceeds from the PI sale). Outstanding net debt at December 29, 2001 was $91 million lower than the amount outstanding at December 30, 2000. Also contributing to the decrease in expense from last year was a decrease in the weighted average interest rate due to rate cuts by the Federal Reserve.

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

Extraordinary charge for early retirement of debt.    On November 1, 2001, the Company entered into a new asset-based credit facility with Fleet Capital Corporation. The facility replaced the Company’s prior credit agreement with a group of banks. The change in credit facilities required the write-off of $0.6 million of capitalized costs incurred to obtain the prior credit agreement. The extraordinary charge reduced earnings per diluted share by $0.08. There was no tax benefit recorded related to the charge.

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

Comparable results

As discussed above, there have been a number of income and expense items over the past three years that do not necessarily relate to the daily operation of the business. These include extraordinary items, restructuring costs, income related to changes in estimates of restructuring costs and earnings related to our former servingware product line. In addition, the Company ceased amortization of goodwill as of the beginning of fiscal 2002 in accordance with new accounting standards. This required change in accounting had a significantly favorable impact on reported results in 2002 as compared to prior years. To provide a better picture of comparable earnings results, the table below reconciles reported earnings per share to what we believe is a more useful measurement of our operating performance. Except for the extraordinary charge for the early retirement of debt, each of the reconciling items below relates either to the sale of the servingware product line, the 2002 Adjustments, the 2001 Charges or the 2000 Charges, as defined and discussed elsewhere.

	2002	2001	2000
Diluted net earnings (loss) per share as reported	$1.73	$2.19	$(9.77)
Extraordinary charge for early retirement of debt	—	0.08	—
Special charges (income)	(0.01)	(0.05)	0.26
Restructuring and other charges (income)	(0.16)	(0.06)	1.43
Goodwill impairment charges	—	—	6.06
Earnings from servingware product line	—	(0.14)	(0.32)
Gain from sale of servingware product line	(0.08)	(1.87)	—
Goodwill amortization	—	0.33	0.65

Diluted net earnings (loss) per share as adjusted	$1.48	$0.48	$(1.69)

Capital Resources and Liquidity

The Company’s primary sources of liquidity and capital resources include cash provided from operations and borrowings under the Company’s credit facility.

The Company’s net debt position (short and long term debt, net of cash on hand) decreased during 2002. Net debt at December 28, 2002 was $125.8 million as compared to $129.5 million at December 29, 2001. The decrease in net debt during the year of $3.7 million was less than our earnings due to increases in working capital. Working capital (excluding cash and short term debt) at year end of $26.8 million was up $18.7 million from a year ago. Receivables increased $12.4 million due to higher fourth quarter sales. Fourth quarter sales were up $17.1 million from 2001 but improved collections from Kmart allowed us to reduce our days sales outstanding from 73 to 61. Inventories also increased over last year as we anticipate higher sales in January 2003 than a year ago. Increased accounts payable nearly offset the higher inventories. Accrual balances also declined between years and added to the working capital increase. Accruals were down due to adjustments and usage relating to various restructuring items as well as the final $2.4 million payment to A & E for the sale of PI.

Capital spending in 2002 was $5.1 million as compared to $5.2 million in 2001. Capital spending was primarily related to new product tooling and normal replacement of equipment.

The Company believes its $50 million line of credit together with its existing cash flow from operations will provide sufficient capital to fund operations, make required interest payments and meet anticipated capital spending needs for at least the next 12 months. No line of credit borrowings were outstanding at December 28, 2002 and total borrowing availability under the line of credit was $43.6 million.

The Company was in compliance with all loan covenants as of December 28, 2002.

The following is a table providing the aggregate annual obligations of the Company including debt, capital lease obligations and future minimum rental commitments under operating leases at December 28, 2002 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations	Total	Payments Due by Period
		During 2003	During 2004–2005	During 2006–2007	After 2007
		(in thousands)
Long-term debt	$125,000	$—	$—	$—	$125,000
Capital lease obligations	14,847	959	1,884	1,853	10,151
Minimum rental commitments under operating leases	24,815	6,502	10,277	5,278	2,758

Total contractual cash obligations	$164,662	$7,461	$12,161	$7,131	$137,909

The Company has entered into commitments to purchase certain minimum annual volumes of plastic resin at formula-based prices. The agreements expire in December 2003 and December 2004. Future related minimum commitments to purchase plastic resin, assuming current price levels, are $45,890 in 2003 and $30,840 in 2004. The purchase commitment pricing is not tied to fixed rates; therefore, the Company’s results of operations or financial position could be affected by significant changes in the market cost of plastic resin. See “Item 1 Business”—Raw Materials, which is incorporated by reference to this section, for further details.

Related Parties

Mr. Jeffrey Rubenstein, a director of the Company, is the executor and trustee of certain estates and trusts (the “Trusts”) which lease a facility to the Company. In addition, Mr. Rubenstein is a partner in a law firm that is the Company’s primary outside general counsel. Mr. Rubenstein is responsible for overseeing all legal work performed by the law firm on the Company’s behalf. Mr. Rubenstein has been a director since September 1986 and is a member of the Compensation Committee of the Board of Directors. Until August 13, 2002, Mr. Rubenstein was also a member of the Audit Committee of the Board of Directors. Payments made to the law firm were $331 in 2002, $455 in 2001 and $540 in 2000.

The Trusts own the Company’s Chicago headquarters, manufacturing and distribution facility. The Company leases the facility from the Trusts under a lease that expires in July 2020. The Company has options to extend the lease as well as an option to purchase the facility. The lease was last amended in October 1998. The Board of Directors has approved the lease and its amendments.

Another director of the Company, Mr. Marshall Ragir, is a beneficiary of the Trusts. Through the Trusts, Mr. Ragir receives one third of the Company’s lease payments. Mr. Ragir has been a director since July 1995 and is a member of the Compensation Committee of the Board of Directors.

Lease payments made to the Trusts were $909 in 2002, $848 in 2001 and $802 in 2000. All transactions with the law firm and the Trusts are consummated at “arms length”.

Management Outlook and Business Risks

•	The Company’s largest customer, Kmart, is currently operating in bankruptcy. In 2002, the Company had net sales to Kmart of approximately $74 million. In January 2003, Kmart announced the closure of 326 stores, approximately 18% of their total store count. In addition, Kmart announced that it had secured financing of $2 billion for utilization when they emerge from bankruptcy later this year. Our business with Kmart increased $23 million during 2002. The store closings announced in January will likely result in a reduction in sales in 2003 as compared to 2002. As in 2002, opportunities exist to further expand our business with Kmart. These will be considered in light of Kmart’s financial situation and our manufacturing capacity levels. Given the dynamic nature and size of the Kmart bankruptcy filing, future results may be either favorably or unfavorably impacted by any number of factors related to Kmart.

•	Plastic resin currently represents approximately 20% to 25% of the Company’s cost of goods sold. During 2002, resin prices started the year at cost levels that were $0.04 to $0.05/pound less than historic averages. Costs increased all year and finished the year about $0.04/pound above historical averages. As a result, resin costs at the beginning of 2003 are above historical averages and $0.08 to $0.09/pound higher than a year ago. We expect that first quarter results in 2003 as compared to the first quarter of 2002 will be negatively affected. There is no assurance that future resin price increases can be passed on to customers. Plastic resin costs are impacted by several factors outside the control of the Company including supply and demand characteristics, oil and natural gas prices and the overall health of the economy. Any of these factors could potentially have a positive or negative impact on plastic resin prices and the Company’s profitability. In 2002, the Company purchased 157 million pounds of plastic resin.

•	The Company currently manufacturers the majority of its laundry products in the U.S. and Mexico. Management believes that its current manufacturing structure provides increased flexibility to meet customer needs. All of the Company’s laundry competitors rely heavily on foreign sourced products. Such products are sourced from several countries, including a significant portion from China. These foreign sourced competitive products have been introduced at selling prices below ours. This has caused our profit margins and market share to decline. We have initiated many cost cutting and other steps to protect our market share and profit margins and have begun to aggressively explore our increased importation of certain laundry products. We will continue to analyze our North American based laundry manufacturing operations.

•	The Company is highly leveraged with total debt representing nearly two times our net tangible assets. Although all of the Company’s debt at December 28, 2002 is at fixed rates, any deterioration in our business could lead to additional borrowings at adjustable rates. Thus a deterioration of our business combined with a significant change in interest rates could materially impact earnings and cash flow. Furthermore, the financial and operating covenants related to the Company’s debt agreements place some restrictions on operations. During all of 2002 the Company operated well within its financial and operating covenants and expects to operate within the covenants during 2003.

•	The Company’s financing arrangements and financial covenants with Fleet Capital take into account seasonal fluctuations and changes to the Company’s collateral base. Because the financing is asset based, availability of funds to borrow is dependent on the quality of the Company’s asset base, primarily its receivables and inventory. Should Fleet Capital determine that such assets do not meet the bank’s credit tests, availability can be restricted. Given the Company’s retail customer base, it is possible that certain customers could be excluded from the asset base thus reducing credit availability.

•	Steel tariffs announced in 2002 had a negative impact on the Company’s steel costs in the second half of 2002. The tariffs had the effect of not only raising foreign steel prices, but domestic steel prices as well. We expect steel prices in 2003 to exceed prior year levels. We do not expect that this cost increase can be passed on to customers.

•

In 2002, our highest sales occurred in the fourth quarter. This was due to large promotional orders related to the post Christmas retail selling season and line fill to Kmart. Normally, our primary selling season is during the second and third quarters of the calendar year in connection with the back to school retail season. Our profitability was higher in the second and third quarters due to the mix of product sold and also due to lower raw material costs. Raw material costs increased in the fourth quarter. There is no assurance that our seasonality of sales or profits in 2002 is indicative of future seasonality.

•	As a result of operating losses and restructuring charges incurred in 2000, the Company has significant tax loss carryforwards. These carryforwards can be used to reduce taxable income in future periods. The Company has tax loss carryforwards of $35 million (amount includes carryforwards of $9 million subject to annual limitation) as of December 28, 2002.

•	The Company’s primary raw materials are plastic resin, steel, fabric and corrugated packaging. Fluctuations in the cost of these materials can have a significant impact on reported results.

•	During 2002, Congress enacted legislation designed to provide higher standards of corporate governance. While the legislation provides many good measures to protect shareholders, it also will add to our cost of operations and the cost of retaining competent Board members. We estimate that the cost of compliance with the new legislation and the increased costs associated with our Board of Directors will add about $0.5 million to our operating expenses in 2003.

•	Given the Company’s fixed debt position and positive cash flows, management may from time-to-time look at opportunities to buy its common stock or high yield bonds. A buyback might be done if such transactions are accretive to shareholders through either a reduction of interest expense or elimination of shares.

•	Management believes that acquisitions provide an opportunity to meaningfully grow the Company’s sales and profits. Given our improved financial position, we expect to consider acquisition opportunities that are synergistic to existing operations.

Forward-Looking Statements

This annual report on Form 10-K, including “General Development of Business,” “Properties,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally may be identified by the use of terminology such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” or similar phrases or the negatives of such terms. Such statements are based on management’s current expectations and are subject to risks, uncertainties and assumptions, including those identified below and in the foregoing “Business Risks,” as well as other matters not yet known to the Company or not currently considered material by the Company, which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to:

•	general economic conditions and conditions in the retail environment

•	the Company’s dependence on a few large customers

•	price fluctuations in the raw materials used by the Company, particularly plastic resin

•	competitive conditions in the Company’s markets

•	the impact of the level of the Company’s indebtedness

•	restrictive covenants contained in the Company’s various debt documents

•	the seasonal nature of the Company’s business

•	fluctuations in the stock market

•	the extent to which the Company is able to retain and attract key personnel

•	relationships with retailers

•	the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company)

•	our ability to develop and introduce new products and product modifications necessary to remain competitive

•	other factors discussed in “Management Outlook and Business Risks” above

Given these risks and uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements do not guarantee future performance. The Company’s operating results may fluctuate, especially when measured on a quarterly basis. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission. Such reports attempt to advise interested parties of the factors that affect the Company’s business.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risks from changes in interest rates and commodity based raw materials (resin, steel and fabric).

Interest Rate Risk.    The Company’s Loan and Security Agreement is LIBOR-based and is subject to interest rate movements. A 10% increase or decrease in the average cost of the Company’s variable rate debt would result in a change in pretax interest expense of less than $0.1 million, based upon borrowings outstanding at December 28, 2002.

Commodity Risk.    The Company is subject to price fluctuations in commodity based raw materials such as plastic resin, steel and griege fabric. Changes in the cost of these materials may have a significant impact on the Company’s operating results. The cost of these items is affected by many factors outside of the Company’s control and changes to the current trends are possible. See Item 8. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Management Outlook and Business Risks” above.

The Company has entered into commitments to purchase certain minimum annual volumes of plastic resin at formula-based prices. The agreements expire in December 2003 and December 2004. Future related minimum commitments to purchase plastic resin, assuming current price levels, are $45,890 in 2003 and $30,840 in 2004. The purchase commitment pricing is not tied to fixed rates; therefore, the Company’s results of operations or financial position could be affected by significant changes in the market cost of plastic resin. See “Item 1 Business” —Raw Materials, which is incorporated by reference to this section, for further details.

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

Home Products International, Inc. operates under a system of internal accounting controls designed to provide reasonable assurance that its financial records are accurate, that the assets of the Company are protected and that the consolidated financial statements fairly present the financial position and results of operations of the Company. The internal accounting control system is tested, monitored and revised as necessary.

Two directors of the Company, not members of management, serve as the Audit Committee of the Board of Directors and are the principal means through which the Board oversees the performance of the financial reporting duties of management. The Audit Committee meets with management and the Company’s independent auditors several times a year to review the results of the annual external audit of the Company, the results of limited quarterly reviews and to discuss plans for future audits. At these meetings, the Audit Committee also meets privately with the independent auditors to assure its free access to them.

The Company’s independent auditors, KPMG LLP, audited the 2002 consolidated financial statements prepared by the management of Home Products International, Inc. Their opinion on these statements is presented below.

/S/ JAMES R. TENNANT James R. Tennant Chief Executive Officer	/S/ JAMES E. WINSLOW James E. Winslow Executive Vice President, Chief Financial Officer and Secretary

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders of

Home Products International Inc.:

We have audited the accompanying consolidated balance sheet of Home Products International, Inc. and subsidiary (Company) as of December 28, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2001 and 2000 consolidated financial statements of the Company were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the revision described in Note 9 to the consolidated financial statements, in their report dated February 8, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home Products International Inc. and subsidiary as of December 28, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the accompanying consolidated balance sheet of Home Products International, Inc. and subsidiary as of December 29, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 29, 2001 and December 30, 2000, were audited by other auditors who have ceased operations. As described in Note 9, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of December 30, 2001. In our opinion, the disclosures for 2001 and 2000 in Note 9 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 consolidated financial statements of Home Products International, Inc. and subsidiary other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 consolidated financial statements taken as a whole.

KPMG LLP

Chicago, Illinois

February 7, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders of,

Home Products International, Inc.

We have audited the accompanying consolidated balance sheets of Home Products International, Inc. (a Delaware corporation) and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for the fifty-two week period ended December 29, 2001, fifty-three week period ended December 30, 2000 and fifty-two week period ended December 25, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Home Products International, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000, and the results of its operations and its cash flows for the fifty-two week period ended December 29, 2001, the fifty-three week period ended December 30, 2000 and the fifty-two week period ended December 25, 1999 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Chicago, Illinois

February 8, 2002

Note:    This is a copy of the Audit Report previously issued by Arthur Andersen LLP in connection with Home Products International, Inc. filing on Form 10-K for the fiscal year ended December 29, 2001. This Audit Report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K for the fiscal year ended December 28, 2002. For further discussion, see Exhibit 23.2 which is filed herewith and hereby incorporated by reference into the Form 10-K for the fiscal year ended December 28, 2002 of which this report forms a part.

HOME PRODUCTS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	As of Fiscal Year End
	2002	2001
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,974	$1,091
Accounts receivable, net of allowance for doubtful accounts and deductions of $6,839 at December 28, 2002 and $11,575 at December 29, 2001	48,937	36,577
Inventories	25,357	17,043
Deferred income taxes	2,559	2,932
Prepaid expenses and other current assets	1,879	2,275

Total current assets	82,706	59,918

Property, plant and equipment—at cost	91,917	87,502
Less accumulated depreciation and amortization	(54,728)	(44,871)

Property, plant and equipment, net	37,189	42,631

Deferred income taxes	5,207	4,754
Patents and non-compete agreements, net	1,111	1,616
Goodwill, net	73,752	74,759
Other non-current assets	3,553	3,665

Total assets	$203,518	$187,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,986	$16,834
Accrued liabilities	28,993	33,916
Current maturities of long-term obligations	158	158

Total current liabilities	52,137	50,908

Other long term liabilities	4,293	3,168
Long-term obligations— net of current maturities	129,621	130,447
Stockholders’ equity:
Preferred stock—authorized, 500,000 shares, $.01 par value; none issued	—	—
Common stock—authorized 15,000,000 shares, $.01 par value; 8,671,079 shares issued at December 28, 2002 and 8,641,338 shares issued at December 29, 2001	87	87
Additional paid-in capital	50,036	49,920
Accumulated deficit	(25,958)	(40,262)
Common stock held in treasury—at cost (822,394 shares at December 28, 2002 and December 29, 2001)	(6,528)	(6,528)
Unearned employee benefits	(170)	(397)

Total stockholders’ equity	17,467	2,820

Total liabilities and stockholders’ equity	$203,518	$187,343

The accompanying notes are an integral part of the consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2002	2001	2000
	(in thousands, except per share amounts)
Net sales	$249,192	$249,721	$297,048
Cost of goods sold	190,705	188,299	235,144
Special charges (income), net	(106)	(414)	1,920

Gross profit	58,593	61,836	59,984
Operating expenses
Selling and marketing	17,233	17,886	25,489
General and administrative	13,496	19,024	13,893
Amortization of intangible assets	505	3,190	5,350
Restructuring and other charges (income)	(1,303)	(480)	10,482
Asset impairment charges	567	—	53,348

	30,498	39,620	108,562

Operating profit (loss)	28,095	22,216	(48,578)

Other income (expense)
Interest income	86	38	107
Interest (expense)	(13,823)	(18,284)	(22,363)
Other income (expense)	473	14,583	(574)

	(13,264)	(3,663)	(22,830)

Earnings (loss) before income taxes and extraordinary charge	14,831	18,553	(71,408)
Income tax (expense)	(527)	(975)	(103)

Earnings (loss) before extraordinary charge	14,304	17,578	(71,511)
Extraordinary charge for early retirement of debt, net of $0 income taxes	—	(598)	—

Net earnings (loss)	$14,304	$16,980	$(71,511)

Earnings (loss) before extraordinary charge, per common share—basic	$1.83	$2.32	$(9.77)
Extraordinary charge for early retirement of debt, net of $0 income taxes	—	(0.08)	—

Net earnings (loss) per common share—basic	$1.83	$2.24	$(9.77)

Earnings (loss) before extraordinary charge, per common share—diluted	$1.73	$2.27	$(9.77)
Extraordinary charge for early retirement of debt, net of $0 income taxes	—	(0.08)	—

Net earnings (loss) per common share—diluted	$1.73	$2.19	$(9.77)

The accompanying notes are an integral part of the consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Common Stock Held In Treasury At Cost	Unearned Employee Benefits	Total
Balance at December 25, 1999	$—	$81	$48,800	$14,269	$(6,528)	$—	$56,622

Net (loss)	—	—	—	(71,511)	—	—	(71,511)
Issuance of 65,279 shares in connection with employee stock transactions and various other stock plans	—	1	335	—	—	—	336
Deferred compensation expense associated with equity awards	—	4	676	—	—	(676)	4
Amortization of deferred compensation	—	—	—	—	—	52	52

Balance at December 30, 2000	$—	$86	$49,811	$(57,242)	$(6,528)	$(624)	$(14,497)

Net earnings	—	—	—	16,980	—	—	16,980
Issuance of 81,427 shares in connection with exercise of stock options and various stock plans	—	1	109	—	—	—	110
Amortization of deferred compensation	—	—	—	—	—	227	227

Balance at December 29, 2001	$—	$87	$49,920	$(40,262)	$(6,528)	$(397)	$2,820

Net earnings	—	—	—	14,304	—	—	14,304
Issuance of 50,023 shares in connection with exercise of stock options and various stock plans	—	—	116	—	—	—	116
Amortization of deferred compensation	—	—	—	—	—	227	227

Balance at December 28, 2002	$—	$87	$50,036	$(25,958)	$(6,528)	$(170)	$17,467

The accompanying notes are an integral part of the consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2002	2001	2000
	(in thousands)
Operating activities:
Net earnings (loss)	$14,304	$16,980	$(71,511)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Non-cash restructuring charges (income) and asset impairment charges	(842)	—	57,325
Depreciation and amortization	10,416	13,379	18,265
Amortization of restricted stock compensation	227	227	52
Gain on the sale of the servingware product line	(663)	(14,489)	—
Extraordinary charge on early retirement of debt	—	598	—
Loss on the abandonment of assets	169	—	—
Decrease in deferred income taxes	435	—	731
Other operating activities, net	936	473	1,154
Changes in assets and liabilities, excluding acquisitions and divestitures:
(Increase) decrease in accounts receivable	(14,588)	6,727	13,476
(Increase) decrease in inventories	(7,493)	7,238	(3,324)
Decrease in prepaids and other current assets	396	1,064	3,507
Increase (decrease) in accounts payable	6,152	(2,189)	(3,299)
Increase (decrease) in accrued liabilities	(653)	(6,682)	1,330

Net cash provided by operating activities	8,796	23,326	17,706

Investing activities:
Proceeds on sale of the servingware product line, net	—	69,501	—
Proceeds on sale of building	—	1,218	—
Capital expenditures, net	(5,084)	(5,213)	(14,459)

Net cash provided (used) by investing activities	(5,084)	65,506	(14,459)

Financing activities:
Borrowings (payments) under loan and security agreement	(859)	859	—
Borrowings (payments) under revolving line of credit	—	(50,000)	1,750
Payments—$50,000 Term Loan	—	(40,500)	(6,500)
Payments on Industrial Revenue Bonds	—	(1,200)	(400)
Payment of capital lease obligation	(86)	(163)	(146)
Exercise of common stock options and issuance of common stock under various stock plans	116	111	340

Net cash used in financing activities	(829)	(90,893)	(4,956)

Net increase (decrease) in cash and cash equivalents	2,883	(2,061)	(1,709)
Cash and cash equivalents at beginning of year	1,091	3,152	4,861

Cash and cash equivalents at end of year	$3,974	$1,091	$3,152

Supplemental disclosures:
Cash paid during the year for:
Interest	$13,125	$17,017	$20,904

Income taxes, net	$317	$746	$7

Non-cash financing activities:
Capital lease obligations incurred	$73	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 28, 2002, December 29, 2001 and December 30, 2000 (in thousands, except per share amounts)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Home Products International, Inc. (the “Company”), based in Chicago, is a leading designer, manufacturer and marketer of a broad range of value-priced, quality consumer housewares products. The Company’s products are marketed principally through mass market trade channels in the United States and internationally.

Fiscal Year.

The Company reports on a 52/53 week fiscal year. References to 2002 are for the fifty-two weeks ended December 28, 2002, 2001 is for the fifty-two weeks ended December 29, 2001 and 2000 is for the fifty-three weeks ended December 30, 2000.

Principles of Consolidation.

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

The estimated service lives for financial statement purposes of the fixed assets are as follows:

Buildings	30 years
Land and building under capital lease	lease term
Machinery, equipment and vehicles	3–8 years
Tools, dies and molds	5 years
Furniture, fixtures and office equipment	2–8 years
Leasehold improvements	remaining lease term

Revenue Recognition.

The Company recognizes revenues and freight billed to customers upon shipment and after the transfer of all substantial risks of ownership. Allowances for estimated returns, discounts and retailer programs are recognized when sales are recorded and are based on various market data, historical trends and information from customers. Although the best available information is used to establish the allowances, such information is often based on estimates of retailer recovery rates. Retailer recovery can sometimes take up to several years depending on the particular program. Allowances are reviewed quarterly and are adjusted based on current estimates of retailer recovery. Due to changes in estimates, changes in retailer activity and the length of time required for many programs to run their course, it is possible for reserve activity to impact earnings in either a positive or negative manner in any given period.

Allowance for Doubtful Accounts.

The Company evaluates the collectibility of its accounts receivable based upon an analysis of historical trends, aging of accounts receivable, write-off experience and credit evaluations of selected high risk customers. Delinquent accounts are written off to selling, general and administrative expense when circumstances make further collection unlikely. In the event of a specific customer bankruptcy or reorganization, specific allowances are established to write down accounts receivable to the level of anticipated recovery. The Company may consult with third-party purchasers of bankruptcy receivables when establishing specific allowances.

Advertising Costs.

In accordance with Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs,” advertising done on the Company’s behalf by retailers is negotiated with each retailer as part of an overall trade allowance program and is paid through advertising allowances. All trade allowance program costs (including advertising allowances) are expensed and accrued as sales are recorded. Trade allowance program costs (including advertising allowances) in fiscal years 2002, 2001 and 2000 were $17,844, $22,014 and $23,597, respectively.

Goodwill and Other Intangibles.

Goodwill represents the excess of the purchase price over the fair value of acquired companies. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, as of December 30, 2001, goodwill is not amortized but is subject to annual impairment tests. Prior to December 30, 2001, goodwill was amortized on a straight-line basis over a period not to exceed forty years (See “New Accounting Standards” below and Note 9).

Covenants not to compete are amortized on a straight-line basis over the terms of the respective agreements. Patents, royalty rights, trademarks acquired and licensing agreements are amortized over their estimated useful lives ranging from five to ten years.

Long-Lived Assets.

The Company reviews long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the expected future undiscounted cash flows, the Company measures and records an impairment loss for the excess of the carrying value of the asset over its fair value (See “New Accounting Standards” below for the impact of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” on fiscal year 2002).

Stock Options and Restricted Stock Plans.

The Company has a stock-based employee compensation plan, which is described in more detail in Note 16. SFAS No. 123, “Accounting for Stock-Based Compensation” encourages companies to adopt a fair value approach to valuing stock-based compensation that would require compensation cost to be recognized based upon the fair value of the stock-based instrument issued. The Company has elected, as permitted by SFAS No. 123, to apply the provisions of APB Opinion 25 “Accounting for Stock Based Compensation” and the related interpretations in accounting for stock option awards under the Stock Option Plans. Under APB Opinion 25, compensation expense is recognized if the market price on the date of grant exceeds the grant price. All options granted by the Company have been granted at market price on the date of grant.

As required by SFAS 123, the Company has computed, for pro forma disclosure purposes, the value of options granted during fiscal years 2002, 2001 and 2000 using an option pricing model.

The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if the fair value based method had been applied to all outstanding grants in each period presented using the Black-Scholes option pricing model. The Black-Scholes option pricing model is based upon the weighted average assumptions of: (i) a dividend yield of 0% for 2002, 2001 and 2000; (ii) expected volatility of the market price of the Company’s common stock of 74% for 2002, 71% for 2001 and 60% for 2000; (iii) a weighted-average expected life of the options of approximately five years, and (iv) weighted-average risk free interest rates of 4.5% for 2002, 5.3% for 2001, 5.2% for 2000.

	2002	2001	2000
Net earnings (loss)	$14,304	$16,980	$(71,511)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	49	133	10

Pro forma net earnings (loss)	$14,255	$16,847	$(71,521)

Net earnings (loss) per common share—basic	$1.83	$2.24	$(9.77)

Pro forma net earnings (loss) per common share—basic	$1.83	$2.23	$(9.77)

Net earnings (loss) per common share—diluted	$1.73	$2.19	$(9.77)

Pro forma net earnings (loss) per common share—diluted	$1.72	$2.17	$(9.77)

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock based compensation plan.

Income Taxes.

The Company uses the asset and liability method of SFAS No. 109 in accounting for income taxes. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit and operating loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As required by SFAS No. 109 the Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that the deferred tax assets will not be utilized.

Cash and Cash Equivalents.

The Company considers all highly liquid, short-term investments with an original maturity of three months or less, to be cash equivalents.

New Accounting Standards.

In August 2001, the FASB’s Emerging Issues Task Force (“EITF”) released Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”. EITF No. 01-09 consolidates the previously discussed EITF No. 00-14 “Accounting for Certain Sales Incentives” and EITF No. 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”. EITF No. 01-09 does not change the accounting treatment set forth by EITF No. 00-14 and EITF No. 00-25. We adopted EITF No. 01-09 effective December 30, 2001. The Company’s historical accounting policy has been to include these types of sales arrangements as a deduction from gross sales.

Effective December 30, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually for impairment in accordance with this statement. SFAS No. 142 requires the Company to perform an impairment test of its goodwill on an annual basis and whenever events or circumstances occur indicating that the goodwill may be impaired. During 2002, the Company performed its transitional and annual impairment tests. These tests indicated that the Company’s goodwill was not impaired.

Effective December 30, 2001, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset’s useful life. Adoption of SFAS No. 143 had no effect on the Company’s financial position, results of operations, or liquidity.

Effective December 30, 2001, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires an impairment loss to be recognized only if the carrying amounts of long-lived assets to be held and used are not recoverable from their expected undiscounted future cash flows. The Company recorded a charge of $567 for impairment of long-lived assets during the fourth quarter of 2002 (See Note 3 for additional details).

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, which required that all gains and losses from extinguishment of debt be reported as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 must be applied in fiscal years beginning after May 15, 2002. Previously recorded losses on the early extinguishment of debt that were classified as an extraordinary item in prior periods will be reclassified to other income (expense), net. The adoption of SFAS No. 145 will have no effect on the Company’s financial position, results of operations, or liquidity but will result in a reclassification on the Company’s consolidated statement of operations for 2001.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and will be effective for the Company for exit or disposal activities initiated after December 31, 2002. The Company does not believe that adoption of this statement will have a material impact on its financial position, results of operations, or liquidity.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. Specifically, SFAS No. 148 prohibits companies from utilizing the prospective method of transition, the only method offered under the original SFAS No. 123, in fiscal years beginning after December 15, 2003. However, the statement permits two additional transition methods for companies that adopt the fair value method of accounting for stock-based compensation, which include the modified prospective and retroactive restatement methods. Under the prospective method, expense is recognized for all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. The modified prospective method recognizes stock-based employee compensation cost from the beginning of the fiscal year in which the provisions are first applied, as if the fair value method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. Under the retroactive restatement method, all periods presented are restated to reflect stock-based employee compensation cost under the fair value method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results with a prescribed specific tabular format and requiring disclosure in the “Summary of Significant Accounting Policies” or its equivalent. The Company has adopted the new disclosure requirements for 2002, and is evaluating the impact it would have if the Company were to adopt the fair value method of accounting for stock-based employee compensation under all three methods.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Interpretation clarifies that a guarantor is required to recognize a liability for the fair value of the obligation undertaken in issuing a guarantee and requires certain related disclosures. The Company is currently analyzing the impact of FIN No. 45 on our business.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities. Prior to FIN No. 46, companies generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject a majority of the risk or loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The Company believes that adoption of FIN No. 46 will have no impact on its financial position, results of operations, or liquidity.

Note 2.    DIVESTITURE OF PRODUCT LINE

On July 6, 2001, the Company completed the sale of its servingware product line, Plastics, Inc. (“PI”), to A & E Products Group LP (“A & E”), an affiliate of Tyco International (the “Sale”). The net Sale proceeds of $69,500, net of transaction costs, were used to retire the Company’s term debt and a portion of its revolving credit borrowings. The Sale resulted in a gain of $14,489, which was recorded as other income during the third quarter of 2001. The gain of $14,489 was net of allocated goodwill and specific net assets of PI.

During 2001 and 2000, PI contributed net sales of $19,168 and $39,483, respectively, and operating profits of $3,660 and $7,809 in 2001 and 2000, respectively.

During the third quarter of 2002, the Company agreed to an adjustment of the selling price related to PI. The sale agreement with A & E included a purchase price adjustment based on the net assets of PI at the closing date. As a result of the final determination of net asset values, the Company made a payment to A & E in September 2002 of $2,414. At the time of the Sale in 2001, estimated accruals of $3,077 were established for the payment. Accordingly, the remaining $663 accrual was reversed to other income during the third quarter of 2002.

The unaudited pro forma historical results for the fifty-two weeks ended December 29, 2001 and fifty-three weeks ended December 30, 2000, as if the Plastics, Inc. product line had been sold at the beginning of fiscal 2000 are estimated to be:

	Fiscal Year Ended
	December 29, 2001	December 30, 2000
Net sales	$230,553	$257,565

Net income (loss)	$1,912	$(72,831)

Net income (loss) per common share	$0.25	$(9.95)

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

NOTE 3.    2002 ASSET IMPAIRMENT CHARGES

During 2002, the Company recorded asset impairment charges of approximately $567 related to molds and tooling for products that are being discontinued. Remaining book values were written down to the expected net present value of future cash flows from such products.

NOTE 4.    2002 SPECIAL, RESTRUCTURING AND OTHER CHARGES

In 2000 and 2001, the Company began several restructuring actions. These actions are fully described below under the notes entitled “2000 Special, Restructuring and Asset Impairment Charges” and “2001 Special, Restructuring and Other Charges”. On a quarterly basis, the Company’s reviews remaining accrual balances related to these actions and adjusts them to its best estimate of remaining cost. These adjustments resulted in the recognition of income in both the third and fourth quarters of 2002.

In the third quarter, a change in management estimates resulted in a $73 reversal to income. The change in management estimates resulted in a decrease to inventory liquidation allowances due to higher recovery values on disposed inventory. In addition, other items were recorded as follows: (i) charges of $355 related to threatened litigation on the early termination of a warehouse lease; (ii) $46 of employee benefit related costs, and (iii) other costs of $401 were reversed to income due to the favorable resolution of accruals. In the fourth quarter, the threatened litigation for early termination of a warehouse lease was settled for an amount that was less than the Company’s earlier estimates, resulting in the recognition of $1,336 of income.

In 2002, the net impact of the third and fourth quarter reserve adjustments was a reduction of expenses of $1,409, of which $106 is deemed to be Special Charges (Income) and $1,303 is Restructuring and Other Charges (Income). The two items together are referred to herein as the “2002 Adjustments”.

The 2002 Adjustments are summarized as follows:

Fiscal Year 2002
Cost of Goods Sold:
Special charges (income):
Inventory relocation and liquidation	$(106)

Total (credit) to cost of goods sold	(106)

Operating Expenses:
Restructuring and other charges (income):
Plant closure, lease termination & sub-lease costs	(948)
Employee related costs	46
Other costs	(401)

Total (credit) to operating expenses	(1,303)

Total net (credits)	$(1,409)

Restructuring plans established in connection with the 2002 Adjustments, 2001 Charges (defined in Note 5 below) and 2000 Charges (defined in Note 6 below) have been completed and remaining restructuring reserves of $2,189, as of December 28, 2002, are considered adequate. Total net cash outlays were $486 and $3,396 and in 2002 and 2001, respectively. Restructuring reserve balances as of December 29, 2001, activity during the current year and restructuring reserve balances as of December 28, 2002, were as follows:

	Reserve balance at 12/29/01	Change in estimate during 2002	Amounts utilized in 2002	Reserve balance at 12/28/02
Inventory	$278	$(106)	$(145)	$27
Leased plant and facilities	3,116	(948)	(347)	1,821
Obsolete and duplicate leased assets	373	—	(84)	289
Employee related costs	50	46	(44)	52
Other	412	(401)	(11)	—

	$4,229	$(1,409)	$(631)	$2,189

NOTE 5.    2001 SPECIAL, RESTRUCTURING AND OTHER CHARGES

During the first quarter of 2001, the Company closed its Leominster, MA manufacturing and warehouse facilities. Accordingly, the Company recorded pretax charges of $2,593. These charges were comprised of (i) charge to relocate and liquidate inventory at Leominster and other facilities, (ii) charge for the relocation of machinery and equipment used at the Leominster facilities and other facilities, (iii) charge for lease termination and sub-lease costs, (iv) charge to write off obsolete and duplicate assets that were used at the Leominster facility and other facilities, (v) charge for employee related severance costs, and (vi) charge for other related restructuring costs. These actions are collectively referred to herein as the “2001 Restructuring”.

In the fourth quarter of 2001, the Company completed all of its restructuring initiatives. Once the restructuring was complete, the Company performed a detailed review of remaining reserve balances. Due to the favorable resolution of several matters, the Company concluded that certain reserves related to the 2001 Restructuring and 2000 Charges (defined below) were no longer required. Accordingly, reserves totaling $3,487 were reversed to income in the fourth quarter of 2001.

In 2001, the net impact of the first quarter actions and fourth quarter reserve review was a reduction of expenses of $894, of which $414 was deemed to be Special Charges (Income) and $480 as Restructuring and Other Charges (Income). The two items together are referred to herein as the “2001 Charges”.

As a result of the closure of the Leominster facility the Company eliminated approximately 124 hourly and salaried positions in Leominster.

The 2001 Charges are summarized as follows:

Fiscal Year 2001
Cost of Goods Sold:
Special charges (income):
Inventory relocation and liquidation	$(349)
SKU reduction and inventory adjustments related to 1999	(65)

Total (credit) to cost of goods sold	(414)

Operating Expenses:
Restructuring and other charges (income):
Plant and facilities:
Relocation of machinery & equipment	1,257
Plant closure, lease termination & sub-lease costs	(972)
Elimination of obsolete assets	(217)
Elimination of obsolete assets related to 1999	(664)
Employee related costs	256
Other costs	(119)
Other costs related to 1999	(21)

Total (credit) to operating expenses	(480)

Total net (credits)	$(894)

Included in the 2001 Charges are reserve reversals totaling $750 related to the 1999 charges.

See Note 4 for activity during the current year.

NOTE 6.    2000 SPECIAL, RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

2000 Special, Restructuring and Other Charges

In December 2000, the Company began implementation of a restructuring plan that was undertaken to reduce fixed costs and better position the Company for sustained profitability. The restructuring plan entailed the closure of the Leominster, MA facility (the “Closure”), a reconfiguration of remaining manufacturing facilities, a reduction in headcount and a realignment of the selling process. The restructuring resulted in a pretax charge of $12,402, of which $1,920 was deemed to be Special Charges and $10,482 was Restructuring and Other Charges. The two charges together are referred to herein as the “2000 Charges”.

The 2000 Charges were comprised of (i) reserves to reduce inventory in the Leominster facilities to net realizable value due to the plant closure, (ii) the write off of obsolete and duplicate molds that were used at the Leominster facility (iii) reversal of SKU reduction and inventory adjustments relating to the 1999 Special Charges, (iv) reserves for plant and facility assets to be disposed of, (v) employee related severance costs, and (vi) lease termination costs.

2000 Asset Impairment Charges

During December 2000 the Company also recorded asset impairment charges (the “Asset Impairment Charges”) of $53,348 (pretax) related to its general and kitchen storage product lines (the “Plastic Storage

Business”). Components of the Asset Impairment Charges included $44,404 to reduce the carrying value of goodwill and $8,944 to reduce the carrying value of equipment and product molds. During 2000, the Company experienced margin erosion due to continued increases in the cost of plastic resin. In addition, competitive pressures led to price reductions on the plastic storage product lines. While plastic resin costs were rising most of the year, the most significant selling price reductions occurred in the third and fourth quarters. During the Company’s annual operating and strategic planning process, a review of the future financial prospects of the business was completed. As part of this process, management determined the need to review the recoverability of the long-lived assets of its Plastic Storage Business, including intangible assets, pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. It was determined that the carrying value of the Plastic Storage Business intangible and long-lived assets, specifically goodwill and product molds, exceeded the estimated undiscounted future cash flows of the related product lines. Accordingly, the Company was required to reduce the carrying value of the net assets of its Plastic Storage Business to fair market value. The Company’s estimate of fair market value was based on various methodologies including a discounted value of the estimated future cash flows and a fundamental analysis of the business’ value.

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

The 2000 Charges and Asset Impairment Charges include a $1,213 reversal of SKU reduction and inventory adjustments relating to the 1999 special charges. The total 2000 Charges and Asset Impairment Charges were $66,963 after excluding the impact of the $1,213 1999 special charges reversal.

The Company identified a total of 124 hourly and salaried Leominster employees to be terminated in accordance with the Closure. As of December 28, 2002 all of these employees have been terminated.

See Note 4 for activity during the current year.

NOTE 7.    INVENTORIES

The components of the Company’s inventory consist of direct labor, direct materials and applicable portion of the overhead required to manufacture the goods.

	2002	2001
Finished goods	$17,611	$12,016
Work-in-process	1,891	1,717
Raw materials	5,855	3,310

Inventories	$25,357	$17,043

NOTE 8.    PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows:

	2002	2001
Buildings and land	$13,185	$10,780
Land and building under capital lease	4,168	5,672
Machinery, equipment and vehicles	27,744	35,247
Tools and dies	29,511	26,074
Furniture, fixtures and other	11,356	7,363
Leasehold improvements	5,417	2,366
Construction in progress	536	—

	91,917	87,502
Less accumulated depreciation and amortization	(54,728)	(44,871)

Property, plant and equipment, net	$37,189	$42,631

NOTE 9.    GOODWILL AND OTHER INTANGIBLES

Effective December 30, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually for impairment in accordance with this statement. SFAS No. 142 required the Company to perform a transitional impairment test of its goodwill as of December 30, 2001, and will require the Company to perform impairment tests on an annual basis and whenever events or circumstances occur indicating that the goodwill may be impaired. During 2002, the Company performed its transitional and annual impairment tests, which indicated that the Company’s goodwill was not impaired. As required by SFAS No. 142, the results for periods prior to adoption have not been restated.

The change in the carrying amount of goodwill for the year ended December 28, 2002, is as follows:

Total
Balance at December 29, 2001	$74,759
Reversals of accrued liabilities and valuation allowance	(1,006)

Balance at December 28, 2002	$73,752

During the fourth quarter of 2002, goodwill was decreased by $1,006 for reversal of certain accruals and the reduction of the valuation allowance for deferred tax assets (see Note 15), established in connection with prior year acquisitions, which were no longer required.

Intangibles consist of the following:

		December 28, 2002		December 29, 2001
	Average Life (Yrs)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	7 to 14	$1,008	$(710)	$1,008	$(612)
Non-compete agreements	10	2,928	(2,115)	2,928	(1,708)

Total		$3,936	$(2,825)	$3,936	$(2,320)

Aggregate amortization expense for the fifty-two weeks ended December 28, 2002 and December 29, 2001 was $505 and $589, respectively.

Estimated amortization expense for the next three fiscal years and thereafter based on intangible assets at December 28, 2002 is as follows:

Fiscal Year Expense	Estimated Amortization Expense
2003	$505
2004	$505
2005	$101

The following table provides comparative net earnings (loss) and net earnings (loss) per share as if the non-amortization provisions of SFAS No. 142 had been effective December 26, 1999:

	Fiscal Year Ended
	Dec. 28, 2002	Dec. 29, 2001	Dec. 30, 2000
Reported net earnings (loss)	$14,304	$16,980	$(71,511)
Add back goodwill amortization	—	2,582	4,760

Adjusted net earnings (loss)	$14,304	$19,562	$(66,751)

Reported basic net earnings (loss) per share	$1.83	$2.24	$(9.77)
Add back goodwill amortization	—	0.34	0.65

Adjusted basic net earnings (loss) per share	$1.83	$2.58	$(9.12)

Reported diluted net earnings (loss) per share	$1.73	$2.19	$(9.77)
Add back goodwill amortization	—	0.33	0.65

Adjusted diluted net earnings (loss) per share	$1.73	$2.52	$(9.12)

Weighted average shares:
Basic	7,804	7,564	7,323
Diluted	8,287	7,755	7,323

NOTE 10.    OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:

	2002	2001
Deferred financing fees, net of accumulated amortization of $1,353 at December 28, 2002 and $809 at December 29, 2001	$2,587	$3,153
Other assets	966	512

	$3,553	$3,665

NOTE 11.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	2002	2001
Compensation and other benefits	$7,655	$8,981
Sales incentives and commissions	12,488	10,882
Taxes payable and other tax related	2,445	2,231
Restructuring	2,162	3,950
Interest payable	1,453	1,521
Other	2,790	6,351

	$28,993	$33,916

NOTE 12.    LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

	2002	2001
Loan and security agreement, variable rate, due October 31, 2005	$—	$859
Senior Subordinated Notes, 9.625%, due 2008	125,000	125,000
Capital lease obligations	4,779	4,746

	129,779	130,605
Less current maturities	(158)	(158)

	$129,621	$130,447

On May 14, 1998, the Company issued $125,000 of 9.625% Senior Subordinated Notes due 2008 (the “Notes”) in a public offering. Interest on the Notes is payable semi-annually on May 15 and November 15. The Notes are guaranteed by the Company’s subsidiary (see Note 17). The Notes may not be redeemed prior to May 15, 2003. Subsequent to such date, at the option of the Company, the Notes may be redeemed at various amounts as set forth in the Notes, but not at a price less than 100% of par value. Upon the occurrence of a Change in Control, as defined in the Notes, the holders of the Notes have the right to require the Company to repurchase their Notes at a price equal to 101% of par value plus accrued interest. The Notes contain certain restrictions that, among other things, will limit the Company’s ability to (i) incur additional indebtedness unless certain financial ratios are met, (ii) pay dividends, (iii) make certain asset dispositions or (iv) merge with another corporation. The Company was in compliance with all covenants related to the Notes as of December 28, 2002.

On October 31, 2001 the Company entered into a four year asset based $50,000 Loan and Security Agreement (the “Loan Agreement”) with Fleet Capital Corporation (“Fleet Capital”) as its sole lender. The Loan Agreement is secured by all of the Company’s assets. Borrowings are limited to the lesser of $50,000 or a specified percentage of the collateralized asset base. Borrowings under the Loan Agreement bear interest at an annual rate, at the option of the Company, of either (i) prime plus a margin of 0.25%-0.75%, or (ii) LIBOR plus a margin 2.25%-2.75%. The interest rate margins are adjusted quarterly based on the Company’s borrowing levels. At December 28, 2002, the interest rate margins were 0.25% and 2.25%, respectively. The Company must pay a quarterly fee ranging from 0.375%-0.50%, based upon the unused portion of the available credit line. The Loan Agreement also contains sub-limits of up to $6,000 for letters of credit. The Loan Agreement contains affirmative and negative covenants that require the Company to maintain certain financial covenants including an interest coverage ratio and a limit on capital spending. The Company was in compliance with all covenants related to the Loan Agreement as of December 28, 2002. Net availability at December 28, 2002, under the Loan Agreement was $43,552 and the Company’s defined borrowing base was approximately $46,302.

Additional capital lease obligations include: (i) a lease agreement between the Company’s subsidiary and the Trusts (See Note 20 for a description of related parties and definition of Trusts) for a manufacturing and warehouse facility as well as the Company’s corporate offices; and (ii) various equipment lease agreements. Lease payments to the Trusts for buildings were $909, $848 and $802 in 2002, 2001 and 2000, respectively, and lease payments for machinery and equipment in 2002, 2001 and 2000 were $36, $102 and $117, respectively.

The following schedule shows future minimum lease payments together with the present value of the payments for all capital lease obligations.

Fiscal years:
2003	$959
2004	944
2005	940
2006	930
2007	923
Thereafter	10,151

14,847
Less amount representing interest	(10,068)

Present value of minimum lease payments	$4,779

Long-term portion	$4,621
Current portion	158

$4,779

NOTE 13.    OPERATING LEASES

The Company leases certain manufacturing, warehouse space, office facilities and machinery under non-cancelable operating leases, expiring at various dates through 2009.

Future minimum lease payments under all non-cancelable operating leases as of December 28, 2002 are as follows:

Fiscal years:
2003	$6,502
2004	5,493
2005	4,784
2006	2,903
2007	2,375
Thereafter	2,758

Total minimum lease payments	$24,815

Rent expense totaled $6,723, $6,764 and $8,921 for 2002, 2001 and 2000, respectively.

NOTE 14.    OTHER COMMITMENTS AND CONTINGENCIES

The Company has entered into commitments to purchase certain minimum annual volumes of plastic resin at formula-based prices. The agreements expire in December 2003 and December 2004. Future related minimum commitments to purchase plastic resin, assuming current price levels, are $45,890 in 2003 and $30,840 in 2004. In the event there is a major change in economic conditions affecting the Company’s overall annual plastic resin volume requirements, the Company and the vendor will mutually agree on how to mitigate the effects on both parties. Mitigating actions include deferral of product delivery within the agreement term, agreement term extension and/or elimination of excess quantities without liability.

NOTE 15.    INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax items as of December 28, 2002 and December 29, 2001 are as follows:

	2002	2001
Deferred Tax Assets
Inventory reserves and overhead capitalized for tax purposes	$2,507	$3,499
Employee benefit expenses and other accruals	924	987
Accounts receivable allowance	2,589	4,619
Capitalized lease treated as operating lease for tax purposes	239	224
Accrued advertising, volume rebates and allowances for returns	1,398	1,071
Alternative minimum tax credit	—	250
Goodwill impairment	2,883	4,927
Depreciation	—	422
Other accrued liabilities	6,200	4,681
Net operating loss carryforwards	14,021	15,755

Gross deferred tax assets	30,761	36,435
Less: valuation allowance	(22,623)	(28,749)

Total net deferred tax assets	$8,138	$7,686

Deferred Tax Liabilities
Property, plant and equipment	372	—

Total deferred tax liabilities	372	—

Net deferred tax asset	$7,766	$7,686

The Company has net operating loss carryforwards of approximately $35,052 (of which approximately $9,300 has a limitation on the amount that can be utilized each year) expiring in years 2010 through 2020. The realization of these carryforwards is contingent on future taxable income. The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109. The Company continually assesses the adequacy of the valuation allowance and recognizes these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. Valuation allowances have been recorded for the net operating loss carryforwards and other asset items which will “more likely than not” not be realized. These assets were reviewed for expected utilization, using a “more likely than not” approach, based on financial and operating projections, applicable carryforward expiration dates, and identified actions under the control of the Company in realizing the associated carryforward benefits. The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets and applies its judgment in estimating the amount of valuation allowance necessary under the circumstances. In the event that actual results differ from the Company’s estimates or the Company revises future projections, the Company may need to adjust the valuation allowance.

During 2002, the net decrease in the valuation allowance was $6,126, of which $515 was due to a reversal which reduced goodwill. The remainder of the decrease, $5,611 was due to 2002 taxable earnings. During 1998 a valuation allowance in the amount of $4,257 was recorded through purchase accounting against a majority of the net operating loss obtained in the Seymour Acquisition. The valuation allowance was established during 1998 due to the limited amount of the Seymour Acquisition net operating loss carryforward that can be utilized each year. The Company has since utilized a portion of the net operating loss carryforward and as a result the Company reversed $515 of the valuation allowance against goodwill.

The provision for federal, foreign and state income taxes is as follows:

	2002	2001	2000
Current
U.S. federal	$—	$250	$(7,883)
Foreign	76	231	103
State	451	494	(1,312)
Increase in valuation allowance	—	—	9,195

	527	975	103

Deferred
U.S. federal	5,611	7,139	(22,436)
Increase (decrease) in valuation allowance	(5,611)	(7,139)	22,436

	—	—	—

Total income tax provision	$527	$975	$103

Following is a reconciliation of estimated income taxes at the United States statutory rate to estimated income taxes as reported:

	2002	2001	2000
Computed at statutory U.S. federal income tax rate	$5,192	$6,283	$(25,123)
State income taxes, net of U.S. federal tax benefit	651	820	(3,249)
Foreign income taxes	(112)	231	130
Foreign sales corporation benefit	—	—	(86)
Non deductible goodwill	45	305	275
Alternative minimum tax	—	250	—
Other, net	362	225	(3,475)
Change in valuation allowance	(5,611)	(7,139)	31,631

	$527	$975	$103

NOTE 16.    STOCK OPTIONS AND RESTRICTED STOCK

On May 19, 1999 the shareholders of the Company approved the 1999 Performance Incentive Plan (the “1999 Plan”). In addition to allowing the grant of stock options, the 1999 Plan has provisions for granting key employees and certain key nonemployees stock appreciation rights, restricted stock, performance grants and other stock based grants. Stock options and restricted stock awards were granted pursuant to the 1999 Plan in 2002, 2001 and 2000. All stock option grants are authorized by the Compensation Committee of the Board of Directors.

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

During the fourth quarter of 2000 the Board of Directors of the Company elected to offer certain senior executive officers the opportunity to cancel outstanding stock options and convert such canceled options into restricted stock (the “Agreement”). Senior executive officers cancelled options to purchase 1,035,600 shares of the Company’s Common Stock. Under the Agreement 427,500 shares of the Company’s Common Stock were issued as restricted stock in the fourth quarter of 2000. The restriction on the shares will lapse in October 2003. All shares are subject to forfeiture in the event that the employee voluntarily leaves the Company or is terminated for cause prior to the date the restriction lapses. The Company recorded compensation expense during 2002, 2001 and 2000 of $227, $227 and $52, respectively, related to the issuance of restricted stock.

The maximum number of shares of common stock that may be granted under the 1999 Performance Incentive Plan and prior stock option plans (“Stock Option Plans”) is 2,475,000. Shares available for future grant amounted to 949,367, 1,052,500 and 1,478,733 as of December 28, 2002, December 29, 2001 and December 30, 2000, respectively.

A summary of the transactions in the Stock Option Plans is as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance at December 25, 1999	1,630,733	8.09
Options granted	93,000	1.44
Options exercised	—	—
Options cancelled/forfeited	(1,287,833)	8.41

Balance at December 30, 2000	435,900	5.37
Options granted	541,333	1.85
Options exercised	(12,500)	1.76
Options cancelled/forfeited	(115,100)	5.98

Balance at December 29, 2001	849,633	2.92
Options granted	125,000	2.65
Options exercised	(1,250)	1.44
Options cancelled/forfeited	(21,767)	2.57

Balance at December 28, 2002	951,616	$2.89

NOTE 17.    SUBSIDIARY GUARANTEES OF SENIOR SUBORDINATED NOTES

The Company is a holding company with no assets or operations other than its investment in its subsidiary. The $125,000 9.625% Senior Subordinated Notes due 2008 (the “Notes”) are guaranteed by the Company’s subsidiary, Home Products International—North America, Inc. (the “Subsidiary Guarantor”). The guarantee obligations of the Subsidiary Guarantor are full, unconditional and joint and several.

NOTE 18.    NET EARNINGS (LOSS) PER COMMON SHARE

The following table reconciles net earnings (loss) per share from continuing operations for 2002, 2001 and 2000:

	2002	2001	2000
Net earnings (loss)	$14,304	$16,980	$(71,511)

Weighted average common shares outstanding—basic	7,804	7,564	7,323
Stock options, warrants and restricted stock	483	191	—

Weighted average common shares outstanding—diluted	8,287	7,755	7,323

Net earnings (loss) per common share—basic	$1.83	$2.24	$(9.77)

Net earnings (loss) per common share—diluted	$1.73	$2.19	$(9.77)

Earnings per common share—basic is computed based on the weighted average number of outstanding common shares. Earnings per common share—diluted includes the weighted average effect of dilutive options, warrants and restricted stock on the weighted average shares outstanding. In 2000 dilutive options, warrants and restricted stock (which totaled 171 in 2000) were not included in the computation of diluted earnings per share because the assumed exercise of such equivalents would have been antidilutive.

NOTE 19.    BENEFIT PLANS

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

The contributions to all the profit sharing, savings, and retirement plans for 2002, 2001 and 2000 were $1,195, $1,262, and $1,785, respectively.

NOTE 20.    RELATED PARTIES

Mr. Jeffrey Rubenstein, a director of the Company, is the executor and trustee of certain estates and trusts (the “Trusts”) which lease a facility to the Company. In addition, Mr. Rubenstein is a partner in a law firm that is the Company’s primary outside general counsel. Mr. Rubenstein is responsible for overseeing all legal work performed by the law firm on the Company’s behalf. Mr. Rubenstein has been a director since September 1986 and is a member of the Compensation Committee of the Board of Directors. Until August 13, 2002, Mr. Rubenstein was also a member of the Audit Committee of the Board of Directors. Payments made to the law firm were $331 in 2002, $455 in 2001 and $540 in 2000.

The Trusts own the Company’s Chicago headquarters, manufacturing and distribution facility. The Company leases the facility from the Trusts under a lease that expires in July 2020. The Company has options to extend the lease as well as an option to purchase the facility. The lease was last amended in October 1998. The Board of Directors has approved the lease and its amendments.

Another director of the Company, Mr. Marshall Ragir, is a beneficiary of the Trusts. Through the Trusts, Mr. Ragir receives one third of the Company’s lease payments. Mr. Ragir has been a director since July 1995 and is a member of the Compensation Committee of the Board of Directors.

Lease payments made to the Trusts were $909 in 2002, $848 in 2001 and $802 in 2000. All transactions with the law firm and the Trusts are consummated at “arms length”.

NOTE 21.    SEGMENT OF AN ENTERPRISE

The Company consists of a single operating segment that designs, manufactures and markets quality consumer housewares products. This segmentation is based on the financial information presented to the chief operating decision maker. The following table sets forth the net sales by product category within the Company’s single operating segment.

Product Category Information—Net Sales

	Fiscal Year End
	2002	2001	2000
General storage	$102,718	$74,334	$86,979
Laundry management	86,626	90,584	87,470
Closet storage	29,287	29,447	35,022
Bathware	18,580	22,972	25,244
Kitchen storage	11,981	13,216	22,850
Servingware	—	19,168	39,483

Total net sales	$249,192	$249,721	$297,048

Major Customers

The Company is dependent upon a few customers for a large portion of its net sales. In 2002, three customers each accounted for more than 10% of consolidated gross sales. The Company’s top three customers, Kmart, Wal-Mart and Target accounted for 29.6%, 27.5% and 16.6% of gross sales, respectively, in 2002. In 2001, these same three customers accounted for 20.4%, 25.4% and 12.4%, respectively. These same three customers accounted for 13.4%, 19.9% and 11.9%, respectively, in 2000. The loss of one of these customers could have a material effect on the Company. No other customer accounted for more than 10% of consolidated gross sales in 2002, 2001 or 2000.

The Company’s largest customer, Kmart, is currently operating in bankruptcy. In 2002, the Company had net sales to Kmart of about $74 million. In January 2003, Kmart announced the closure of an additional 326 stores, approximately 18% of their total store count. In addition, Kmart announced that it had secured financing of $2 billion for utilization when they emerge from bankruptcy later this year. The Company’s business with Kmart increased $23,000 during 2002. The store closings announced in January will likely result in a reduction in sales in 2003 as compared to 2002.

NOTE 22.    SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Thirteen Weeks Ended March 30	Thirteen Weeks Ended June 29	Thirteen Weeks Ended September 28	Thirteen Weeks Ended December 28
2002
Net sales	$51,007	$59,623	$67,799	$70,763
Gross profit	12,773	15,531	16,601	13,688
Net earnings	1,430	3,735	6,093	3,046
Net earnings per common share—basic	$0.19	$0.48	$0.78	$0.39
Net earnings per common share—diluted	$0.18	$0.45	$0.74	$0.37

	Thirteen Weeks Ended March 31	Thirteen Weeks Ended June 30	Thirteen Weeks Ended September 29	Thirteen Weeks Ended December 29
2001
Net sales	$64,129	$65,858	$66,064	$53,673
Gross profit	14,098	15,904	18,062	13,772
Net earnings (loss)	(4,083)	760	19,448	855
Net earnings (loss) per common share—basic	$(0.55)	$0.10	$2.57	$0.11
Net earnings (loss) per common share—diluted	$(0.55)	$0.10	$2.49	$0.11

Independent Auditors’ Report

The Board of Directors and Shareholders

Home Products International, Inc.:

Under date of February 7, 2003, we reported on the consolidated balance sheets of Home Products International, Inc. and its subsidiary as of December 28, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts for the year ended December 28, 2002. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Our report on the consolidated financial statements refers to our audit of the disclosures that were added to revise the 2001 and 2000 consolidated financial statements for the adoption of Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of December 30, 2001, as more fully described in Note 9 to the consolidated financial statements. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements other than with respect to such disclosures.

KPMG LLP

Chicago, Illinois

February 7, 2003

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

ARTHUR ANDERSEN LLP

Chicago, Illinois

February 8, 2002

Note:    This is a copy of the Audit Report previously issued by Arthur Andersen LLP in connection with Home Products International, Inc. filing on Form 10-K for the fiscal year ended December 29, 2001. This Audit Report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K for the fiscal year ended December 28, 2002. For further discussion, see Exhibit 23.2 which is filed herewith and hereby incorporated by reference into the Form 10-K for the fiscal year ended December 28, 2002 of which this report forms a part.

Schedule II

Home Products International, Inc.

Valuation and Qualifying Accounts

For the Fifty-two Weeks Ended December 28, 2002,

For the Fifty-two Weeks Ended December 29, 2001 and

For the Fifty-three Weeks Ended December 30, 2000

		Additions	Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	(Net Write-offs/ Recoveries)	Amounts Reclassified	Balance At End of Period
	(in thousands)
Allowances for Doubtful Accounts and Deductions
December 28, 2002	$11,575	$1,230	$(1,696)	$(4,270)	$6,839
December 29, 2001	10,927	3,653	(3,005)	—	11,575
December 30, 2000	10,158	1,614	(845)	—	10,927

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 13, 2002, Home Products International, Inc. (the “Company”), a Delaware corporation, terminated the engagement of Arthur Andersen LLP (“Arthur Andersen”) as its independent accountant. The decision to terminate the engagement of Arthur Andersen was recommended by the Company’s Audit Committee and approved by its Board of Directors. On May 24, 2002, upon the recommendation of its Audit Committee, the Board of Directors of the Company named KPMG LLP as the Company’s independent accountant to audit the Company’s financial statements.

Arthur Andersen’s report on the financial statements of the Company for each of the fiscal years ended December 30, 2000, and December 29, 2001, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s fiscal years ended December 30, 2000, and December 29, 2001, and the interim period between December 29, 2001, and May 13, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

During the Company’s fiscal years ended December 30, 2000, and December 29, 2001, and the interim period between December 29, 2001, and May 13, 2002, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission). The Company has provided Arthur Andersen with a copy of the foregoing disclosures and a letter from Arthur Andersen, stating its agreement with such statements, was filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on May 20, 2002 and which is hereby incorporated herein by reference.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required in response to this item will be contained under “Election of Directors” in the Company’s definitive Proxy Statement for its annual meeting to be held on May 28, 2003 (the “Proxy Statement”) and is incorporated herein by reference. The information set forth under “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K is incorporated herein by reference.

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

Item 14.    Controls and Procedures

Maintenance of Disclosure Controls and Procedures.    The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Limitations of Disclosure Controls and Procedures.    In designing and evaluating the disclosure controls and procedures, the Company’s management, including its principal executive officer and principal financial officer, recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no controls and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in designing, implementing and evaluating controls can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Quarterly Review.    Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 12a-14 promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of filing date of this report. Based on their evaluation, the Company’s principal executive officer and principal accounting officer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within the entity.

Absence of Significant Changes.    There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the immediately preceding paragraph.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

Listed below are the financial statements, additional financial information, reports and exhibits included in this Annual Report on Form 10-K:

(a)	1. Financial Statements

The financial statements and notes to the consolidated financial statements are included in Item 8.

2.  Additional Financial Information

Page No.
Reports of Independent Public Accountants on Schedule II	F-25 to F-26
Schedule II—Valuation and Qualifying Accounts	F-27

3.  Exhibits

The Exhibit Index attached to this Form 10-K is incorporated herein by reference.

(b)	Current Reports on Form 8-K

Registrant filed a Current Report on Form 8-K dated November 12, 2002 to disclose that the Registrant issued a press release disclosing its financial results for its third quarter 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME PRODUCTS INTERNATIONAL, INC.

By:	/S/ JAMES R. TENNANT
James R. Tennant Chief Executive Officer

Date: March 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES R. TENNANT James R. Tennant	Chairman of the Board of Directors and Chief Executive Officer	March 26, 2003

/S/ JAMES E. WINSLOW James E. Winslow	Executive Vice President, Chief Financial Officer and Secretary	March 26, 2003

/S/ CHARLES R. CAMPBELL Charles R. Campbell	Director	March 26, 2003

/S/ MARSHALL RAGIR Marshall Ragir	Director	March 26, 2003

/S/ JEFFREY C. RUBENSTEIN Jeffrey C. Rubenstein	Director	March 26, 2003

/S/ DANIEL B. SHURE Daniel B. Shure	Director	March 26, 2003

/S/ JOEL D. SPUNGIN Joel D. Spungin	Director	March 26, 2003

II-1

CERTIFICATIONS

I, James R. Tennant, Chairman of the Board and Chief Executive Officer of Home Products International, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Home Products International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

By:	/S/ JAMES R. TENNANT
James R. Tennant Chairman of the Board and Chief Executive Officer

I, James E. Winslow, Executive Vice President and Chief Financial Officer of Home Products International, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Home Products International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

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

2.3

Agreement and Plan of Merger, dated as of January 1, 1997, by and among the Company, Housewares Sales, Inc. and the individual shareholders of Housewares Sales, Inc. Incorporated by reference from Exhibit 2.1 to Form 8-K filed on February 28, 1997.

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

2.10

Asset Purchase and Sale Agreement dated as of June 6, 2001 among Home Products International-North America, Inc., A & E Products Group LP, Tyco Plastics Services AG and Tyco (US) Holdings Inc. Incorporated by reference from Exhibit 2. to Form 8-K filed on July 18, 2001.

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

10.1	The Company’s 1994 Stock Option Plan. Incorporated by reference to Exhibit A of the Company’s Proxy Statement for its 1994 Annual Meeting. **

10.2	The Company’s 1991 Stock Option Plan Incorporated by reference to Exhibit A of the Company’s Proxy Statement for its 1991 Annual Meeting. **

10.3	The Company’s 1987 Stock Option Plan Incorporated by reference from Exhibit 10.8 to Form S-1 Registration Statement (File No. 33-23881). **

1

Exhibit Number	Exhibit Title

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

10.18	The Company’s 1999 Performance Incentive Plan. Incorporated by reference from the Company’s Proxy Statement for its 1999 Annual Meeting. **

2

Exhibit Number	Exhibit Title

10.19	The Company’s 1999 Directors Restricted Stock Plan. Incorporated by reference from the Company’s Proxy Statement for its 1999 Annual Meeting. **

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

10.22

Loan and Security Agreement dated as of October 31, 2001, among Home Products International – North America, Inc. and Fleet Capital Corporation. Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on November 13, 2001.

11.1	Statement Regarding Computation of Earnings Per Share. Incorporated by reference to Notes—to the Consolidated Financial Statements in Item 8 of this Form 10-K.

16.1	Current Report on Form 8-K Changes in Registrant’s Certifying Accountant, dated May 20, 2002 and May 28, 2002.

*21.1	Subsidiary of the registrant.

*23.1	Consent of KPMG LLP.

*23.2	Notice Regarding Consent of Arthur Andersen LLP.

99.	ADDITIONAL EXHIBITS

*99.1

Certification of James R. Tennant, Chief Executive Officer and Chairman of the Board, dated March 26, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*99.2

Certification of James E. Winslow, Executive Vice President and Chief Financial Officer, dated March 26, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith, exhibits not marked with an asterisk are incorporated by reference.
**	Indicates an employee benefit plan, management contract or compensatory plan or arrangement in which a named executive officer and/or a director participates.

3