Form 10-Q
period 2003-03-29
HOME PRODUCTS INTERNATIONAL INC
filed 2003-05-12
CIK 814457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-17237

HOME PRODUCTS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4147027
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

4501 West 47th Street Chicago, Illinois	60632
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code (773) 890-1010.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes  ☐  No   ☒

Common shares, par value $0.01, outstanding as of May 3, 2003 – 7,858,802

HOME PRODUCTS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOME PRODUCTS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	(Unaudited) March 29, 2003	December 28, 2002
Assets
Current assets:
Cash and cash equivalents	$13,358	$3,974
Accounts receivable, net	24,456	48,937
Inventories	27,954	25,357
Deferred income taxes	2,559	2,559
Prepaid expenses and other current assets	2,022	1,879

Total current assets	70,349	82,706

Property, plant and equipment – at cost	93,153	91,917
Less accumulated depreciation	(56,948)	(54,728)

Property, plant and equipment, net	36,205	37,189

Deferred income taxes	5,207	5,207
Other intangibles, net	985	1,111
Goodwill, net	73,752	73,752
Other non-current assets	3,403	3,553

Total assets	$189,901	$203,518

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,477	$22,986
Accrued liabilities	22,769	28,993
Current maturities of long-term obligations	158	158

Total current liabilities	41,404	52,137

Long-term obligations – net of current maturities	129,598	129,621
Other liabilities	4,493	4,293
Stockholders’ equity:
Preferred Stock – authorized, 500,000 shares, $.01 par value; – None issued	—	—
Common Stock – authorized 15,000,000 shares, $.01 par value; 8,681,196 shares issued at March 29, 2003 and 8,671,079 shares issued at December 28, 2002	87	87
Additional paid-in capital	50,064	50,036
Accumulated deficit	(29,104)	(25,958)
Common stock held in treasury – at cost; 822,394 shares at March 29, 2003 and December 28, 2002	(6,528)	(6,528)
Unearned employee benefits	(113)	(170)

Total stockholders’ equity	14,406	17,467

Total liabilities and stockholders’ equity	$189,901	$203,518

The accompanying notes are an integral part of the condensed consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)

	Thirteen weeks ended
	March 29, 2003	March 30, 2002
Net sales	$49,129	$51,007
Cost of goods sold	40,459	38,234

Gross profit	8,670	12,773
Operating expenses:
Selling and marketing	4,320	4,317
General and administrative	3,912	3,309
Amortization of intangible assets	126	130

Operating profit	312	5,017

Non-operating income (expense):
Interest income	47	49
Interest expense	(3,477)	(3,484)
Other income expense, net	(4)	(28)

Net non-operating expense	(3,434)	(3,463)

Earnings (loss) before income taxes	(3,122)	1,554
Income tax expense	(24)	(124)

Net earnings (loss)	$(3,146)	$1,430

Net earnings (loss) per common share:
Basic	$(0.40)	$0.19

Diluted	$(0.40)	$0.18

Weighted average common shares outstanding-Basic	7,899	7,702

Weighted average common shares outstanding-Diluted	7,899	8,075

The accompanying notes are an integral part of the condensed consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Thirteen weeks ended
	March 29, 2003	March 30, 2002
Operating activities:
Net earnings (loss)	$(3,146)	$1,430
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	2,346	2,585
Amortization of restricted stock compensation	57	56
Loss on the abandonment of assets	—	167
Other, net	350	198
Changes in current assets and liabilities:
Decrease in accounts receivable	24,481	182
(Increase) in inventories	(2,597)	(2,759)
(Increase) decrease in prepaid expenses and other	(143)	466
(Decrease) in accounts payable	(4,509)	(1,288)
Increase (decrease) in accrued liabilities	(6,224)	1,062

Net cash provided by operating activities	10,615	2,099

Investing activities:
Capital expenditures, net	(1,236)	(993)

Net cash used in investing activities	(1,236)	(993)

Financing activities:
Net payments under loan and security agreement	—	(859)
Payments of capital lease obligation	(23)	(49)
Exercise of stock options, issuance of common stock under stock purchase plan and other	28	91

Net cash provided by (used in) financing activities	5	(817)

Net increase in cash and cash equivalents	9,384	289
Cash and cash equivalents at beginning of year	3,974	1,091

Cash and cash equivalents at end of period	$13,358	$1,380

Supplemental disclosures
Cash paid in the period:
Interest	$309	$85

Income taxes, net	$55	$15

The accompanying notes are an integral part of the condensed consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, except per share amounts)

Note 1. General Information

Home Products International, Inc. (the “Company”), based in Chicago, is a leading designer, manufacturer and marketer of a broad range of value-priced, quality consumer houseware products. The Company’s products are marketed principally through mass-market trade channels in the United States and internationally.

The condensed consolidated financial statements for the thirteen weeks ended March 29, 2003 and March 30, 2002, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 29, 2003 and for all periods presented.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company’s Form 10-K for the year ended December 28, 2002. The results of operations for the thirteen weeks ended March 29, 2003 are not necessarily indicative of the operating results to be expected for the full year.

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

Note 2. Stock-Based Compensation Plans

The Company has a stock-based compensation plan under which stock options are granted to key employees and certain key non-employees. During the first quarter 2003 there were no stock options granted. Stock options were granted during the first quarter 2002 under stock-based compensation plans approved by shareholders in 1999. The stock options granted during the first quarter 2002 are fully exercisable after four years and have a ten-year life. The Company issued shares under the Company’s employee stock purchase plan during the first quarter of 2003.

Statement of Financial Accounting Standards (“SFAS”) No. 123,”Accounting for Stock-Based Compensation” encourages companies to adopt a fair value approach to valuing stock-based compensation that would require compensation cost to be recognized based upon the fair value of the stock-based instrument issued. The Company has elected, as permitted by SFAS No. 123, to apply the provisions of the Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Based Compensation” and the related interpretations in accounting for stock option awards under the stock option plans. Under APB Opinion No. 25, compensation expense is recognized if the market price on the date of grant exceeds the grant price. All options granted by the Company have been granted at market price on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provision of SFAS No. 123, to stock-based employee compensation.

	Thirteen weeks ended
	March 29, 2003	March 30, 2002
Net earnings (loss)	$(3,146)	$1,430
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(46)	(40)

Pro forma net earnings (loss)	$(3,192)	$1,390

Earnings (loss) per share:
Basic-as reported	$(0.40)	$0.19

Basic-pro forma	$(0.40)	$0.18

Diluted-as reported	$(0.40)	$0.18

Diluted-pro forma	$(0.40)	$0.17

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

Note 3. Net Earnings (Loss) Per Share

The following information presents net earnings (loss) per share basic and diluted (in thousands, except per share data):

	Thirteen weeks ended
	March 29, 2003	March 30, 2002
Net earnings (loss)	$(3,146)	$1,430

Weighted average shares outstanding – Basic	7,899	7,702
Impact of stock options, warrants and restricted stock	—	373

Weighted average shares outstanding – Diluted	7,899	8,075

Net earnings (loss) per share – basic	$(0.40)	$0.19

Net earnings (loss) per share – diluted	$(0.40)	$0.18

Net earnings (loss) per share – basic is computed based on the weighted average number of outstanding common shares. Net earnings (loss) per share – diluted includes the weighted average effect of dilutive stock options, warrants and restricted stock on the weighted average shares outstanding. In the first quarter 2003 dilutive stock options, warrants and restricted stock were not included in the computation of diluted earnings per share because the assumed exercise of such common stock equivalents would have been antidilutive.

Note 4. Goodwill and Other Intangibles

Goodwill and other intangibles principally relate to the excess of the purchase price over the fair value of tangible assets acquired. Goodwill and intangible assets that have indefinite useful lives are no longer amortized, but rather are tested at least annually for impairment. Intangible assets with indefinite lives are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Intangible assets that have definite useful lives are amortized over their useful lives, and are evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period for amortization.

During the first quarter 2003 the Company performed its annual impairment test, which indicated that the Company’s goodwill was not impaired. As of March 29, 2003 and December 28, 2002, the carrying amount of goodwill was $73,752.

Other intangibles consist of the following:

		March 29, 2003		December 28, 2002
	Average Life (Yrs.)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	7 to 14	$1,008	$(735)	$1,008	$(710)
Non-compete agreements	10	2,928	(2,216)	2,928	(2,115)

Total		$3,936	$(2,951)	$3,936	$(2,825)

Aggregate amortization expense for the thirteen weeks ended March 29, 2003 and March 30, 2002 was $126 and $130, respectively.

Estimated amortization expense for the next three fiscal years and thereafter based on intangible assets at March 29, 2003 is as follows:

Fiscal Year	Estimated Amortization Expense
2003	$379
2004	$505
2005	$101

Note 5. Recent Accounting Pronouncements

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and will be effective for the Company for exit or disposal activities initiated after December 28, 2002. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations, or liquidity.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Interpretation clarifies that a guarantor is required to recognize a liability for the fair value of the obligation undertaken in issuing a guarantee and requires certain related disclosures. The adoption of FIN 45 had no impact on the Company’s financial position, results of operations, or liquidity.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. The statement permits two transition methods for companies that adopt the fair value method of accounting for stock-based compensation, which include the modified prospective and retroactive restatement methods. The modified prospective method recognizes stock-based employee compensation cost from the beginning of the fiscal year in which the provisions are first applied, as if the fair value method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. Under the retroactive restatement method, all periods presented are restated to reflect stock-based employee compensation cost under the fair value method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results with a prescribed specific tabular format and requiring disclosure in the “Summary of Significant Accounting Policies” or its equivalent. The Company adopted the new disclosure requirements in 2002.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”. The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. Prior to FIN 46, companies generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The Company has no variable interest entities and as a result the adoption of FIN 46 will have no impact on its financial position, results of operations, or liquidity.

Note 6. Inventories

The components of the Company’s inventory consist of direct labor, direct materials and the applicable portion of the overhead required to manufacture the goods.

	March 29, 2003	December 28, 2002
Finished goods	$20,638	$17,611
Work-in-process	1,689	1,891
Raw materials	5,627	5,855

	$27,954	$25,357

Note 7. 2001 and 2000 Special, Restructuring and Other Charges Update

During 2000 and 2001 the Company implemented a restructuring plan to reduce fixed costs and better position the Company for sustained profitability. The restructuring plan entailed the closure of the Leominster, Massachusetts manufacturing and warehouse facilities, reconfiguration of remaining manufacturing facilities, a reduction in headcount and a realignment of the selling process. The Company identified a total of 124 hourly and salaried Leominster employees to be terminated in accordance with the 2001 restructuring initiatives. As of March 29, 2003, all but one of these employees had been terminated. All planned restructuring initiatives were completed in 2001.

Restructuring reserves were determined based on estimates prepared at the time the restructuring actions were approved by management and also reflect any subsequent changes in management estimates. Restructuring reserves of $1,797, as of March 29, 2003, are considered adequate. Total net cash outlays were $382 in the thirteen week period ended March 29, 2003. Restructuring reserve balances as of December 28, 2002, activity during the current period and restructuring reserve balances as of March 29, 2003, were as follows:

	Reserve balance at 12/28/02	Amounts utilized in 2003	Reserve balance at 03/29/03
Inventory	$27	$(10)	$17
Leased plant and facilities	1,821	(363)	1,458
Obsolete and duplicate leased assets	289	(19)	270
Employee related costs	52	—	52

	$2,189	$(392)	$1,797

As of March 29, 2003, inventory reserves of $17 are primarily related to the estimated cost to liquidate the obsolete inventory; leased plant and facilities reserves of $1,458 are primarily related to future minimum lease payments on a partially vacated facility; obsolete and duplicate leased assets reserves of $270 are related to future minimum lease payments on machinery and equipment no longer used in the Company’s manufacturing process and employee related reserves of $52 are primarily related to employee severance and benefits.

Note 8. Income Taxes

The Company uses the asset and liability method of SFAS No. 109 in accounting for income taxes. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, tax credits and operating loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As required by SFAS No. 109 the Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that the deferred tax assets will not be fully utilized.

Note 9. Segment of an Enterprise

The Company consists of a single operating segment that designs, manufactures and markets quality consumer housewares products. This segmentation is based on the financial information presented to the chief operating decision maker. The following table sets forth the net sales by product category within the Company’s single operating segment.

Product Category Information – Net Sales

	Thirteen weeks ended
	March 29, 2003	March 30, 2002
General storage	$20,169	$14,551
Laundry management	16,620	20,456
Closet storage	6,634	8,387
Bathware	3,712	4,682
Kitchen storage	1,994	2,931

Total net sales	$49,129	$51,007

Major Customers

The Company is dependent upon a few customers for a large portion of its net sales. In the first quarter of 2003, two customers each accounted for more than 10% of consolidated gross sales. The Company’s top two customers, Kmart and Wal-Mart accounted for 33.1% and 30.2% of consolidated gross sales, respectively, in the first quarter of 2003. In the first quarter of 2002 three customers each accounted for more than 10% of consolidated gross sales. Kmart, Wal-Mart and Target accounted for 19.6%, 35.8% and 14.1% of the Company’s consolidated gross sales, respectively, in the first quarter of 2002. The loss of one of these customers could have a material effect on the Company. No other customer accounted for more than 10% of consolidated gross sales in the first quarter of 2003 or 2002.

The Company’s current largest customer, Kmart, recently emerged from bankruptcy with secured financing of $2 billion. For the fiscal year 2002, the Company had net sales to Kmart of $74 million. In January 2003, Kmart announced the closure of an additional 326 stores, approximately 18% of their total store count. The store closings announced in January will likely result in a reduction in net sales to Kmart in 2003 as compared to 2002.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Company’s consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations contained in the Company’s Form 10-K for the year ended December 28, 2002

Critical Accounting Policies

The Company has identified the most critical accounting principles upon which its financial status depends. The Company determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. The Company states these accounting policies in the notes to the annual consolidated financial statements and at relevant sections in this discussion and analysis. This discussion and analysis should be read in conjunction with the Company’s condensed consolidated financial statements and related notes included elsewhere in this report and in the Form 10-K.

The Company’s most critical accounting policies are those relating to revenue recognition, allowance for doubtful accounts, inventory valuation, restructuring reserves, valuation of deferred tax assets and valuation of long-lived and intangible assets. During the first quarter, the Company did not change those policies or adopt any new critical policies. A summary of the critical accounting policies is as follows:

•	Revenue recognition. The Company recognizes revenues and freight billed to customers upon shipment and after the transfer of all substantial risks of ownership. Allowances for estimated returns, discounts and retailer programs are recognized when sales are recorded and are based on various market data, historical trends and information from customers. Although the best available information is used to establish the allowances, such information is often based on estimates of retailer recovery rates. Retailer recovery can sometimes take up to several years depending on the particular program. Allowances are reviewed quarterly and are adjusted based on current estimates of retailer recovery. Due to changes in estimates, changes in retailer activity and the length of time required for many programs to run their course, it is possible for allowance activity to impact earnings in either a positive or negative manner in any given period.

•	Allowance for Doubtful Accounts. The Company evaluates the collectibility of its accounts receivable based upon an analysis of historical trends, aging of accounts receivable, write-off experience and credit evaluations of selected high risk customers. Delinquent accounts are written off to selling, general and administrative expense when circumstances make further collection unlikely. In the event of a specific customer bankruptcy or reorganization, specific allowances are established to write down accounts receivable to the level of anticipated recovery. The Company may consult with third-party purchasers of bankruptcy receivables when establishing specific allowances.

•	Inventory valuation. The Company values inventory at cost (not in excess of market) determined by the first-in, first-out (FIFO) method. Inventory costs are based on standard costs, adjusted for actual manufacturing and raw material purchase price variances. The Company includes materials, labor and manufacturing overhead in the cost of inventories. Management regularly reviews inventory for salability and has established obsolescence allowances to absorb expected losses. The Company also maintains allowances for inventory shrinkage. At a minimum, the Company takes an annual physical inventory verifying the items on hand and adjusting its inventory to physical counts. Periodic cycle counting procedures are used to verify inventory accuracy between physical inventories. In the interim periods, an allowance for shrinkage is established based upon historical experience and recent physical inventory results. Inventory obsolescence and shrinkage are charged to cost of sales.

•	Restructuring reserves. The Company’s historical policy has been to record restructuring charges for certain costs associated with plant closures and business reorganization activities upon approval by management with the appropriate level of authority in accordance with Emerging Issues Task Force

(“ETIF”) Issue no. 94-3, “Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. Such costs were recorded as a liability and include lease termination costs, employee severance and certain employee termination benefits. These costs were neither associated with nor do they benefit continuing business activities. Inherent in the determination of these costs were assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. The Company reviews the status of restructuring activities on an ongoing basis and, if appropriate, records changes based on such activities. In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This standard requires costs associated with exit or disposal activities to be recognized when they are incurred. The requirements of SFAS No. 146 apply prospectively to activities that are initiated after December 31, 2002, and as such, the Company cannot reasonably estimate the impact of adopting these new rules until and unless it undertakes relevant activities in future periods.

•	Valuation of Deferred Tax Assets. The Company regularly evaluates its ability to recover the reported amount of our deferred tax assets. The evaluation considers several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. This evaluation is based primarily on our historical earnings and projected operating results, applicable net operating loss carryforward expiration dates, and identified actions under the control of the Company in realizing the associated carryforward benefits. In the event that actual results differ from our estimates or we revise future projections, we may need to adjust the valuation allowance.

•	Valuation of Long-Lived and Intangible Assets. The Company assesses the recoverability of long-lived assets whenever it determines that events or changes in circumstances indicate that their carrying amount may not be recoverable. In accordance with generally accepted accounting principles, indefinite lived intangible assets are subject to annual impairment tests. The Company’s assessments and impairment testing are primarily based upon management estimates of future cash flows associated with these assets. Based on the Company’s assessments, we have determined that there has not been a material impairment of any of our long-lived assets or intangible assets. However, should the Company’s operating results deteriorate, we may determine that some portion of our long-lived tangible or intangible assets are impaired. Such determination could result in non-cash charges to income that could materially affect the Company’s consolidated financial position or results of operations for that period.

Thirteen weeks ended March 29, 2003 compared to the thirteen weeks ended March 30, 2002

In the discussion and analysis that follows, all references to 2003 are for the thirteen-week period ended March 29, 2003 and all references to 2002 are for the thirteen-week period ended March 30, 2002. The following discussion and analysis compares the actual results for the first quarter of 2003 to the actual results for the first quarter of 2002 with reference to the following (in thousands, except earnings per share; unaudited):

	Thirteen weeks ended
	March 29, 2003		March 30, 2002
Net sales	$49,129	100.0%	$51,007	100.0%
Cost of goods sold	40,459	82.4	38,234	75.0

Gross profit	8,670	17.6	12,773	25.0
Selling, general and administrative expenses	8,232	16.8	7,626	15.0
Amortization of intangible assets	126	0.3	130	0.3

Operating profit	312	0.5	5,017	9.7
Interest expense	(3,477)	(7.1)	(3,484)	(6.8)
Other income, net	43	0.1	21	0.0

Earnings (loss) before income taxes	(3,122)	(6.5)	1,554	2.9
Income tax expense	(24)	(0.0)	(124)	(0.2)

Net earnings (loss)	$(3,146)	(6.5%)	$1,430	2.7%

Net earnings (loss) per share:
Basic	$(0.40)		$0.19
Diluted	$(0.40)		$0.18
Weighted average common shares outstanding:
Basic	7,899		7,702
Diluted	7,899		8,075

Net sales. Net sales of $49.1 million in 2003 were down 4% as compared to net sales in 2002 of $51 million. Most of the Company’s major retailer customers reported a decline in same store sales in the first quarter of 2003 as compared to the comparable prior year period, reflecting a soft retail sales environment. This resulted in a cutback in orders as the retailers tried to keep inventories in line with demand. Sales to the top three customers were 72% of net sales in 2003 as compared to 70% in the prior period. There was also a sales mix shift as sales increased in general storage products while declining in all other product lines. Changes in estimates related to retailer recovery of deductions and customer programs resulted in a reduction of sales allowances between periods. Such program and deduction expenses, which are recorded as a reduction of gross sales, were 7.1% of gross sales in 2003 and 9.2% of gross sales in 2002.

Gross profit. The Company’s gross profit in the first quarter was $8.7 million in 2003 as compared to $12.8 million in 2002 and gross profit margins decreased to 17.6% from 25.0% a year ago. Increasing costs of plastic resin were the primary driver behind the decreased gross margins. Plastic resin increased $0.07 per pound in the first quarter as compared to the first quarter of 2002, resulting in a $3 million cost increase. Contributing to the gross margin decline was a change in product mix towards lower margin general storage products. The lower sales levels in the period also meant reduced production volume with which to absorb fixed manufacturing costs.

Selling, general, administrative expenses and amortization of intangible assets. Selling, general, administrative expenses and amortization of intangible assets increased to $8.4 million in 2003 from $7.8 million in 2002. As a percentage of net sales, operating expenses increased to 17.1% in 2003 from 15.3% in 2002. Operating expenses increased due to premiums associated with accounts receivable insurance ($0.7 million) as well as professional fees related to corporate governance and Sarbanes-Oxley matters ($0.2 million). Charges related to bad debt expense declined $0.3 million between periods. Amortization of intangible assets in 2003 was unchanged from a year ago.

Interest expense. Interest expense of $3.5 million in 2003 was flat to the prior year period. There were no variable rate borrowings outstanding during the first quarter.

Other income. Other income was not significant to either period and consists primarily of interest income on cash balances.

Income tax expense. The income tax provision recorded in both periods relates to state and foreign taxes. No federal income tax expense was recorded in either period due to the Company’s significant tax loss carryforwards. At December 28, 2002 the Company had tax loss carryforwards of $35 million which can be used to reduce taxes in the future. However, there is no assurance that future income will be sufficient to utilize the tax loss carryforwards.

Net earnings (loss). In 2003 the Company had a net loss of $3.1 million primarily due to increased raw material costs and lower net sales. This resulted in a loss per share of ($0.40). In the first quarter of 2002, the Company had net earnings of $1.4 million, $0.18 per diluted share.

The diluted weighted average number of shares outstanding decreased to 7,898,829 in 2003 from 8,075,198 in 2002. In 2003, dilutive options, warrants and restricted stock are not included in the computation of diluted weighted average shares outstanding because the assumed exercise of such equivalents would have reduced the loss per share.

Capital Resources and Liquidity

The Company’s primary sources of liquidity and capital resources include cash provided from operations and borrowings under the Company’s credit facility.

The Company’s cash position increased to $13.4 million at March 29, 2003 from $4.0 million at December 28, 2002 and $1.4 million at March 30, 2002. The increase in cash since December 28, 2002 was primarily due to decreases in working capital. Working capital (excluding cash and short term debt) at March 29, 2003 was down $11 million from December 28, 2002. Receivables decreased $24.5 million due to lower sales in the first quarter of 2003 as compared to the fourth quarter of 2002 attributable to a seasonal reduction in the Company’s sales and the generally soft retail sales environment. First quarter 2003 sales were $21.6 million less than the fourth quarter of 2002. Inventories increased $2.6 million in the first quarter due to sales that were lower than internal projections. Accrual balances declined $6.2 million during the first quarter due to the payment of various annual volume rebates and other sales program incentives, bonus compensation, and profit sharing awards.

Capital spending in the first quarter was $1.2 million as compared to $1.0 million in the first quarter of 2002. Capital spending was primarily related to new product tooling and normal replacement of equipment.

The Company believes its $50 million line of credit, together with its existing cash and cash flow from operations, will provide sufficient capital to fund operations, make required interest payments and meet anticipated capital spending needs for the next 12 months. No line of credit borrowings were outstanding at March 28, 2003 and total borrowing availability under the line of credit was $34.8 million.

The Company was in compliance with all loan covenants as of March 28, 2003.

The following is a table providing the aggregate annual obligations of the Company including debt, capital lease obligations and future minimum rental commitments under operating leases at March 29, 2003 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period (in thousands)
Contractual Obligations	Total	1 year	2-3 years	3-4 years	After 5 years
Long-term debt	$125,000	$—	$—	$—	$125,000
Capital lease obligations	14,607	959	1,879	1,850	9,919
Minimum rental commitments under operating leases	23,339	6,261	9,609	4,995	2,474

Total contractual cash obligations	$162,946	$7,220	$11,488	$6,845	$137,393

The Company has entered into commitments to purchase certain minimum annual volumes of plastic resin at formula-based prices. The agreements expire in December 2003 and December 2004. Future related minimum commitments to purchase plastic resin, assuming current price levels, are $45,890 in 2003 and $30,840 in 2004. The purchase commitment pricing is not tied to fixed rates; therefore, the Company’s results of operations or financial position could be affected by significant changes in the market cost of plastic resin. See “Item 3 Quantitative and Qualitative Disclosures About Market Risk” – Commodity Risk, which is incorporated by reference to this section, for further details.

Mr. Jeffrey Rubenstein, a director of the Company, is the executor and trustee of certain estates and trusts (the “Trusts”) which lease a facility to the Company. The Trusts own the Company’s Chicago headquarters, manufacturing and distribution facility. The Company leases the facility from the Trusts under a lease that expires in July 2020. The Company has options to extend the lease as well as an option to purchase the facility. The lease was last amended in October 1998. The Board of Directors has approved the lease and its amendments. Another director of the Company, Mr. Marshall Ragir, is a beneficiary of the Trusts. Through the Trusts, Mr. Ragir receives one third of the Company’s lease payments. Lease payments made to the Trusts were $230,000 in the first quarter of 2003 and $225,000 in the first quarter of 2002. All transactions with the Trusts are consummated at “arms length”.

Management Outlook and Business Risks

•	The Company’s largest customer in 2002 and the first quarter of 2003 was Kmart. The Company’s net sales to Kmart were $74 million in fiscal year 2002 and $16 million in the first quarter of 2003. In January 2003, Kmart announced the closure of 326 stores, approximately 18% of their total store count. The store closings will likely result in a reduction in sales to Kmart in 2003 as compared to 2002 and sales to Kmart did drop in March and April as compared to the same months in 2002. Kmart has recently emerged from bankruptcy with secured financing of $2 billion. As in 2002, opportunities exist to further expand our business with Kmart. These will be considered in light of Kmart’s financial situation, our manufacturing capacity levels and other factors deemed appropriate by management. Given the dynamic nature and the size of the Company’s sales to Kmart, future results may be either favorably or unfavorably impacted by any number of factors related to the retailer.

•	Historically, plastic resin has represented approximately 20% to 25% of the Company’s cost of goods sold. In the first quarter of 2003, the percentage increased to 33% due to higher plastic resin costs and usage. Plastic resin costs are impacted by several factors outside the control of the Company including supply and demand characteristics, oil and natural gas prices and the overall health of the economy. Any of these factors could potentially have a positive or negative impact on plastic resin prices and the Company’s profitability. Resin costs in the first quarter were about $0.04 per pound higher than historic averages and $0.07 per pound over last year’s comparable period. Resin costs are expected to increase further in the second quarter and such costs could be $0.06-$0.07 per pound over historic averages and $0.09-$0.10 per pound over last year’s second quarter. We expect that second quarter results in 2003 as compared to the second quarter of 2002 will be negatively affected. While we will make every effort to recover the higher cost of plastic resin, there is no assurance that future resin cost increases can be passed on to customers. In 2002, the Company purchased 157 million pounds of plastic resin.

•	The Company currently manufacturers the majority of its laundry products in the U.S. and Mexico. Management believes that its current manufacturing structure provides increased flexibility to meet customer needs. All of the Company’s competitors rely heavily on foreign sourced products. Such products are sourced from several countries, including a significant portion from China. These foreign sourced competitive products have been introduced at selling prices below ours. This has caused our profit margins and market share to decline. We have initiated many cost cutting and other steps to protect our market share and profit margins and have begun to aggressively explore and increase the importation of certain laundry products. We will continue to analyze the competitiveness of our North American based laundry manufacturing operations.

•	In 2002, our highest sales occurred in the fourth quarter. This was due to large promotional orders related to the post Christmas retail selling season. Normally, our primary selling season is during the second and third quarters of the calendar year in connection with the back to school retail season. Our profitability in 2002 was higher in the second and third quarters due to the mix of product sold and also due to lower raw material costs. There is no assurance that our seasonality of sales or profits in 2002 is indicative of future seasonality.

•	Steel tariffs announced in 2002 had a negative impact on the Company’s steel costs in the second half of 2002. The tariffs had the effect of not only raising foreign steel prices, but domestic steel prices as well. We expect steel prices in 2003 to exceed prior year levels. We do not expect that this cost increase can be passed on to customers.

•	During 2002, Congress enacted legislation designed to provide higher standards of corporate governance. While the legislation provides many good measures to protect shareholders, it also will add to our cost of operations and the cost of retaining competent Board members. We estimate that the cost of compliance with the new legislation and the increased costs associated with our Board of Directors will add approximately $0.8 million to our operating expenses in 2003.

•	As a result of operating losses and restructuring write-offs incurred in 2000, the Company has significant tax loss carryforwards. These carryforwards can be used to reduce taxable income in future periods. The Company has tax loss carryforwards of $35 million (amount includes carryforwards of $9 million subject to annual limitation) as of December 28, 2002.

•	The Company is highly leveraged with total debt representing nearly two times our net tangible assets. Although all of the Company’s outstanding debt at March 29, 2003 is at fixed rates, any deterioration in our business could lead to additional borrowings at adjustable rates. Thus a deterioration of our business combined with a significant change in interest rates could materially impact earnings and cash flow. Furthermore, the financial and operating covenants related to the Company’s debt agreements place some restrictions on operations. During all of 2002 the Company operated well within its financial and operating covenants and expects to operate within the covenants during 2003.

•	The Company’s financing arrangements and financial covenants with Fleet Capital take into account seasonal fluctuations and changes to the Company’s collateral base. Because the financing is asset based, availability of funds to borrow is dependent on the quality of the Company’s asset base, primarily its receivables and inventory. Should Fleet Capital determine that such assets do not meet the bank’s credit tests, availability can be restricted. Given the Company’s retail customer base, it is possible that certain customers could be excluded from the asset base thus reducing credit availability.

•	Given the Company’s fixed debt position and positive cash flows, management may from time-to-time look at opportunities to buy its common stock or high yield bonds. A buyback might be done if such transactions are accretive to shareholders through either a reduction of interest expense or elimination of shares.

•	Management believes that acquisitions provide an opportunity to meaningfully grow the Company’s sales and profits. We expect to consider acquisition opportunities that are synergistic to existing operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk is impacted by changes in interest rates and price volatility of certain commodity based raw materials.

Interest Rate Risk. The Company’s revolving credit agreement is LIBOR-based and is subject to interest rate movements. During the thirteen weeks ended March 29, 2003, the Company did not experience any material changes in interest rate risk that would affect the disclosures presented in the Company’s Annual Report on Form 10-K for the fifty-two week period ended December 28, 2002.

Commodity Risk. The Company is subject to price fluctuations in commodity based raw materials such as plastic resin, steel and griege fabric. Changes in the cost of these materials may have a significant impact on the Company’s operating results. The cost of these items is affected by many factors outside of the Company’s control and changes to the current trends are possible. See “Management Outlook and Business Risks” above.

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

Item 4. Controls and Procedures

Maintenance of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to Company management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Quarterly Review. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 12a-14 promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within the entity.

Absence of Significant Changes. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the immediately preceding paragraph.

Forward Looking Statements

This quarterly report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Management Outlook and Business Risks” and “Quantitative and Qualitative Disclosures about Market Risk” sections, contain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally may be identified by the use of terminology such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,”

“believe,” or similar phrases or the negatives of such terms. Such statements are based on management’s current expectations and are subject to risks, uncertainties and assumptions, including those identified below and in the foregoing “Business Risks,” as well as other matters not yet known to the Company or not currently considered material by the Company, which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to:

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

PART II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.23+	Deferred Compensation Plan of Home Products International, Inc.
10.24+	Employment Agreement dated as of May 19, 1999, as amended October 14, 1999, and as further amended December 15, 1999, between the Company and James R. Tennant.
10.25+	Retention and Non-Competition and Non-Solicitation Agreement dated January 28, 2000, as amended March 21, 2000, between the Company and James E. Winslow.
10.26+	Retention Agreement dated January 28, 2000, as amended January 17, 2002, between the Company and Charles F. Avery, Jr.
10.27+	Retention Agreement dated January 28, 2000, as amended January 17, 2002, between the Company and Peter Graves.
10.28+	Retention Agreement dated January 28, 2000, as amended January 17, 2002, between the Company and Joseph Lacambra.
10.29+	Employment letter dated October 18, 1994, as amended May 15, 2000, between the Company and James E. Winslow.
10.30+	Employment offer summary, between the Company and Charles F. Avery, Jr.
10.31+	Employment arrangement dated August 23, 2001, between the Company and Joseph Lacambra.
99.1

Certification of James R. Tennant, Chief Executive Officer and Chairman of the Board, dated May 12, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

99.2

Certification of James E. Winslow, Executive Vice President and Chief Financial Officer, dated May 12, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

+	Indicates compensatory plan or arrangement.

(b) Current reports on Form 8-K.

Registrant filed a Current Report on Form 8-K dated February 24, 2003 to disclose that the Registrant issued a press release disclosing its financial results for its fourth quarter 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PRODUCTS INTERNATIONAL, INC.

By:	/s/ JAMES E. WINSLOW
James E. Winslow
Executive Vice President and Chief Financial Officer

Dated: May 12, 2003

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	By:	/s/ JAMES R. TENNANT
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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003
	By:	/s/ JAMES E. WINSLOW
James E. Winslow
Executive Vice President and Chief Financial Officer