Form 10-Q
period 2003-06-28
HOME PRODUCTS INTERNATIONAL INC
filed 2003-08-11
CIK 814457

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

 [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 28, 2003

                                      or

 [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-17237

                        HOME PRODUCTS INTERNATIONAL, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



            Delaware                                     36-4147027
  -------------------------------                   -------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                    Identification No.)


     4501 West 47th Street
       Chicago, Illinois                                   60632
     ---------------------                               ----------
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

 Indicate by check mark  whether the registrant is  an accelerated filer  (as
 defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]

 Common shares, par value $0.01, outstanding as of August 2, 2003 - 7,865,434

                      HOME PRODUCTS INTERNATIONAL, INC.

                                    INDEX


                                                                     Page
                                                                    Number
                                                                    ------
  Part I. Financial Information
          ---------------------

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets               3

                   Condensed Consolidated Statements of Operations     4

                   Condensed Consolidated Statements of Cash Flows     5

                   Notes to Condensed Consolidated Financial
                     Statements                                        6

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations      12

          Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                20

          Item 4.  Controls and Procedures                            21


  Part II. Other Information
           -----------------

          Items 1, 2, 3 and 5                                        n/a

          Item 4.  Submission of Matters to a Vote of
                     Security Holders                                 23

          Item 6.  Exhibits and Reports on Form 8-K                   23


  Signature                                                           25

 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements


                        HOME PRODUCTS INTERNATIONAL, INC.
                      Condensed Consolidated Balance Sheets
                   (Amounts in thousands, except share amounts)

                                                     (Unaudited)
                                                       June 28,   December 28,
                                                         2003         2002
                                                       --------     --------
                       Assets
 Current assets:
   Cash and cash equivalents ...............          $   3,495    $   3,974
   Accounts receivable, net ................             36,083       48,937
   Inventories .............................             27,887       25,357
   Deferred income taxes ...................              2,559        2,559
   Prepaid expenses and other current assets              1,519        1,879
                                                       --------     --------
     Total current assets...................             71,543       82,706
                                                       --------     --------

 Property, plant and equipment - at cost ...             95,054       91,917
 Less accumulated depreciation .............            (58,533)     (54,728)
                                                       --------     --------
 Property, plant and equipment, net ........             36,521       37,189
                                                       --------     --------
 Deferred income taxes .....................              5,207        5,207
 Other intangibles, net ....................                859        1,111
 Goodwill, net .............................             73,752       73,752
 Other non-current assets ..................              3,264        3,553
                                                       --------     --------
     Total assets...........................          $ 191,146    $ 203,518
                                                       ========     ========

       Liabilities and Stockholders' Equity
 Current liabilities:
   Accounts payable ........................          $  24,188    $  22,986
   Accrued liabilities .....................             21,711       28,993
   Current maturities of long-term
     obligations............................                158          158
                                                       --------     --------
     Total current liabilities..............             46,057       52,137
                                                       --------     --------
 Long-term obligations - net of current
   maturities ..............................            129,576      129,621
 Other liabilities .........................              4,380        4,293
 Stockholders' equity:
   Preferred Stock - authorized, 500,000
     shares, $.01 par value; - None issued..                  -            -
   Common Stock - authorized 15,000,000
    shares, $.01 par value; 8,681,196 shares
    issued at June 28, 2003 and 8,671,079
    shares issued at December 28, 2002......                 87           87
   Additional paid-in capital ..............             50,064       50,036
   Accumulated deficit .....................            (32,433)     (25,958)
   Common stock held in treasury - at cost;
    822,394 shares at June 28, 2003 and
    December 28, 2002 ......................             (6,528)      (6,528)
   Unearned employee benefits ..............                (57)        (170)
                                                       --------     --------
     Total stockholders' equity.............             11,133       17,467
                                                       --------     --------
     Total liabilities and stockholders'
       equity ..............................          $ 191,146    $ 203,518
                                                       ========     ========

 The accompanying notes are an integral part of the condensed consolidated financial statements.

                      HOME PRODUCTS INTERNATIONAL, INC.
              Condensed Consolidated Statements of Operations
                                (Unaudited)
         (Amounts in thousands, except share and per share amounts)



                                        Thirteen weeks      Twenty-six weeks
                                             ended               ended
                                       --------------------------------------
                                      June 28,  June 29,  June 28,   June 29,
                                        2003      2002      2003       2002
                                       --------------------------------------
 Net sales .......................... $54,049   $59,623   $103,178   $110,630
 Cost of goods sold .................  46,425    44,092     86,884     82,326
                                       ------    ------    -------    -------
     Gross profit ...................   7,624    15,531     16,294     28,304

 Operating expenses:
    Selling and marketing ...........   4,085     4,503      8,405      8,820
    General and administrative ......   3,297     3,376      7,209      6,685
    Amortization of intangible assets     126       123        252        253
                                       ------    ------    -------    -------
     Operating profit ...............     116     7,529        428     12,546
                                       ------    ------    -------    -------

 Non-operating income (expense):
     Interest income.................      15         5         62         54
     Interest expense................  (3,451)   (3,454)    (6,928)    (6,938)
     Other income (expense), net.....      11      (169)         7       (197)
                                       ------    ------    -------    -------
     Net non-operating expense.......  (3,425)   (3,618)    (6,859)    (7,081)
                                       ------    ------    -------    -------
     Earnings (loss) before
       income taxes .................  (3,309)    3,911     (6,431)     5,465

 Income tax expense .................     (20)     (176)       (44)      (300)
                                       ------    ------    -------    -------
     Net earnings (loss)  ........... $(3,329)  $ 3,735   $ (6,475)  $  5,165
                                       ======    ======    =======    =======

 Net earnings (loss) per common share:
     Basic .......................... $ (0.42)  $  0.48    $ (0.82)  $   0.67
                                       ======    ======    =======    =======
     Diluted ........................ $ (0.42)  $  0.45    $ (0.82)  $   0.63
                                       ======    ======    =======    =======
 Weighted average common shares
   outstanding-basic ................   7,936     7,750      7,935      7,744
                                       ======    ======    =======    =======
 Weighted average common shares
   outstanding-diluted ..............   7,936     8,212      7,935      8,161
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

                      HOME PRODUCTS INTERNATIONAL, INC.
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)
                          (Amounts in thousands)


                                                       Twenty-six weeks ended
                                                        ---------------------
                                                        June 28,     June 29,
                                                          2003         2002
                                                        --------     --------
 Operating activities:
  Net earnings (loss) .............................    $  (6,475)   $   5,165
  Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities:
   Depreciation and amortization ..................        4,498        5,422
   Amortization of restricted stock compensation...          113          113
   Loss on the abandonment of assets ..............            3          186
   Other, net .....................................          462         (627)
   Changes in current assets and liabilities:
    (Increase) decrease in accounts receivable.....       12,769       (3,337)
    (Increase) in inventories .....................       (2,530)      (9,140)
    Decrease in prepaid expenses and other                   360          903
    Increase in accounts payable ..................        1,202        2,806
    (Decrease) in accrued liabilities .............       (7,282)        (612)
                                                        --------     --------
 Net cash provided by operating activities                 3,120          879
                                                        --------     --------
 Investing activities:
  Capital expenditures, net .......................       (3,582)      (2,059)
                                                        --------     --------
 Net cash used in investing activities ............       (3,582)      (2,059)
                                                        --------     --------
 Financing activities:
  Net borrowings under loan and security agreement.            -          592
  Payments of capital lease obligation ............          (45)         (93)
  Exercise of stock options, issuance of common
   stock under stock purchase plan and other.......           28           91
                                                        --------     --------
 Net cash provided by (used in) financing activities         (17)         590
                                                        --------     --------

  Net decrease in cash and cash equivalents.........        (479)        (590)
  Cash and cash equivalents at beginning of period..       3,974        1,091
                                                        --------     --------
  Cash and cash equivalents at end of period........   $   3,495    $     501
                                                        ========     ========
 Supplemental disclosures
 Cash paid in the period:
  Interest .........................................   $   6,633    $   6,178
                                                        --------     --------
  Income taxes, net ................................   $      54    $     155
                                                        --------     --------
 Non-cash financing activities:
  Capital lease obligation .........................   $       -    $     123
                                                        --------     --------

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

      The condensed consolidated financial statements for the thirteen and twenty-six weeks ended June 28, 2003 and June 29, 2002, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 28, 2003 and for all periods presented.

      Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company's Form 10-K for the year ended December 28, 2002. The results of operations for the thirteen and twenty-six weeks ended June 28, 2003 are not necessarily indicative of the operating results to be expected for the full year.

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


 Note 2. Stock-Based Compensation Plans

      The Company has a stock-based compensation plan under which stock options are granted to key employees and certain key non-employees. There were no stock options granted during the first and second quarters of 2003. Stock options were granted during the first quarter of 2002 under stock-based compensation plans approved by shareholders in 1999. The stock options granted during the first quarter of 2002 are fully exercisable after four years and have a ten-year life. The Company also issued shares in 2003 and 2002 under the Company's employee stock purchase plan relating to the Company's first purchase period (January through June).

      Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" encourages companies to adopt a fair value approach to valuing stock-based compensation that would require compensation cost to be recognized based upon the fair value of the stock-based instrument issued. The Company has elected, as permitted by SFAS No. 123, to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Based Compensation" and the related interpretations in accounting for stock option awards under the stock option plans. Under APB Opinion No. 25, compensation expense is recognized if the market price on the date of grant exceeds the exercise price. All options granted by the Company have been granted at market price on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.


                                        Thirteen weeks      Twenty-six weeks
                                             ended               ended
                                       --------------------------------------
                                      June 28,  June 29,  June 28,   June 29,
                                        2003      2002      2003       2002
                                       -------   -------   -------    -------
 Net earnings (loss)                  $ (3,329) $  3,735  $ (6,475)  $  5,165
 Deduct: Total stock-based employee
  compensation expense determined
  under fair value method for all
  awards, net of related tax effects       (48)      (63)      (95)      (102)
                                       -------   -------   -------    -------
 Pro forma net earnings (loss)        $ (3,377) $  3,672  $ (6,570)  $  5,063
                                       =======   =======   =======    =======
 Earnings (loss) per share:
   Basic-as reported                  $  (0.42) $   0.48  $  (0.82)  $   0.67
                                       =======   =======   =======    =======
   Basic-pro forma                    $  (0.43) $   0.47  $  (0.83)  $   0.65
                                       =======   =======   =======    =======

   Diluted-as reported                $  (0.42) $   0.45  $  (0.82)  $   0.63
                                       =======   =======   =======    =======
   Diluted-pro forma                  $  (0.43) $   0.45  $  (0.83)  $   0.62
                                       =======   =======   =======    =======

      The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.


 Note 3. Net Earnings (Loss) Per Share

      The following information presents net earnings (loss) per share basic and diluted (in thousands, except per share data):

                                  Thirteen weeks        Twenty-six weeks
                                      ended                   ended
                              ---------------------------------------------
                               June 28,    June 29,    June 28,    June 29,
                                 2003        2002        2003        2002
                                -------     -------     -------     -------
 Net earnings (loss)           $ (3,329)   $  3,735    $ (6,475)   $  5,165

 Weighted average shares
   outstanding - basic        7,936,215   7,750,251   7,935,349   7,744,052
 Impact of stock options,
   warrants and restricted
   stock                              -     461,844           -     417,116
                              ---------   ---------   ---------     -------
 Weighted average shares
   outstanding - diluted      7,936,215   8,212,095   7,935,349   8,161,168
                              =========   =========   =========   =========
 Net earnings (loss)
   per share - basic            $ (0.42)    $  0.48     $ (0.82)    $  0.67
                                =======     =======     =======     =======
 Net earnings (loss)
   per share - diluted          $ (0.42)    $  0.45     $ (0.82)    $  0.63
                                =======     =======     =======     =======
 Anti-dilutive stock options,
   warrants and restricted
   stock excluded from
   calculation                  425,075           -     457,799           -
                                =======     =======     =======     =======

      Net earnings (loss) per share - basic is computed based on the weighted average number of outstanding common shares. Net earnings (loss) per share
 - diluted includes the weighted average effect of dilutive stock options, warrants and restricted stock on the weighted average shares outstanding. There were no dilutive stock options, warrants and restricted stock included in the computation of diluted earnings per share during the thirteen and twenty-six weeks ended June 28, 2003 because the assumed exercise of such common stock equivalents would have been antidilutive.


 Note 4. Goodwill and Other Intangibles

      Goodwill and other intangibles principally relate to the excess of the purchase price over the fair value of tangible assets acquired. Goodwill and intangible assets that have indefinite useful lives are no longer amortized, but rather are tested at least annually for impairment. Intangible assets with indefinite lives are evaluated annually to determine whether events and circumstances continue to support an indefinite useful life. Intangible assets that have definite useful lives are amortized over their useful lives, and are evaluated annually to determine whether events and circumstances warrant a revision to the remaining period of amortization.

      During the first quarter of 2003 the Company performed its annual impairment test, which indicated that the Company's goodwill was not impaired. As of June 28, 2003 and December 28, 2002, the carrying amount of goodwill was $73,752.

      Other intangibles consist of the following:


                                    June 28, 2003        December 28, 2002
                                ---------------------- ----------------------
                       Average   Gross                  Gross
                         Life   Carrying  Accumulated  Carrying  Accumulated
                        (Yrs.)   Amount   Amortization  Amount   Amortization
                       ------------------------------------------------------
 Amortized intangible
 assets:
   Patents             7 to 14  $ 1,008   $    (759)   $  1,008   $   (710)
   Non-compete
     agreements          10       2,928      (2,318)      2,928      (2,115)
                                 ------    --------     -------    --------
   Total                        $ 3,936   $  (3,077)   $  3,936   $  (2,825)
                                 ======    ========     =======    ========

      Aggregate amortization expense for the twenty-six weeks ended June 28, 2003 and June 29, 2002 was $252 and $253, respectively. Aggregate amortization expense in the second quarter of 2003 and 2002 was $126 and $123, respectively.

      Estimated amortization expense for the remaining six months of fiscal 2003 and the next two fiscal years based on intangible assets at June 28, 2003 is as follows:

                                 Estimated
                                Amortization
        Fiscal Year               Expense
        -----------               -------
           2003                    $253
           2004                    $505
           2005                    $101


 Note 5. Recent Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required that all gains and losses from extinguishment of debt be reported as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 must be applied in fiscal years beginning after May 15, 2002. Previously recorded losses on the early extinguishment of debt that were classified, as an extraordinary item in prior periods will be reclassified to interest income (expense), net. The adoption of SFAS No. 145 will have no effect on the Company's financial position, results of operations, or liquidity but will result in a reclassification on the Company's condensed consolidated statement of operations for 2001.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and will be effective for the Company for exit or disposal activities initiated after December 28, 2002. The Company adopted this statement effective December 29, 2002.

      In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation clarifies that a guarantor is required to recognize a liability for the fair value of the obligation undertaken in issuing a guarantee and requires certain related disclosures. The Company has not guaranteed the indebtedness or obligations of others and therefore the adoption of FIN 45 has had no impact on the Company's financial position, results of operations, or liquidity.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. The statement permits two transition methods for companies that adopt the fair value method of accounting for stock-based compensation, which include the modified prospective and retroactive restatement methods. The modified prospective method recognizes stock-based employee compensation cost from the beginning of the fiscal year in which the provisions are first applied, as if the fair value method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. Under the retroactive restatement method, all periods presented are restated to reflect stock-based employee compensation cost under the fair value method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results with a prescribed specific tabular format and disclosure in the "Summary of Significant Accounting Policies" or its equivalent. The Company adopted the new disclosure requirements in 2002 and the effects of adoption are disclosed in Note 2 of the Company's condensed consolidated financial statements.

      In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. As the Company does not currently have any derivative instruments the adoption of the statement in 2003 will have no impact on its financial position, results of operations, or liquidity.

      In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement changes the accounting for mandatory redeemable shares, put options, forward purchase contracts and obligations that can be settled with shares. As the Company does not currently have any interests in such types of instruments the adoption of this statement in 2003 will have no impact on its financial position, results of operations, or liquidity.


 Note 6.  Inventories

      The components of the Company's inventories consist of direct labor, direct materials and the applicable portion of the overhead required to manufacture the goods.


                                           June 28,    December 28,
                                             2003          2002
                                            -------       -------
   Finished goods.....................     $ 21,588      $ 17,611
   Work-in-process....................        1,809         1,891
   Raw materials......................        4,490         5,855
                                            -------       -------
                                           $ 27,887      $ 25,357
                                            =======       =======

 Note 7. 2001 and 2000 Special, Restructuring and Other Charges Update

      During 2000 and 2001 the Company implemented a restructuring plan to reduce fixed costs and better position the Company for sustained profitability. The restructuring plan entailed the closure of the Leominster, Massachusetts manufacturing and warehouse facilities, reconfiguration of remaining manufacturing facilities, a reduction in headcount and a realignment of the selling process. The restructuring charges were accounted for under EITF No. 94-3. The Company identified a total of 124 hourly and salaried Leominster employees to be terminated in accordance with the 2001 restructuring initiatives. As of June 28, 2003, all but one of these employees had been terminated. All planned restructuring initiatives were completed in 2001.

      Restructuring reserves were determined based on estimates prepared at the time the restructuring actions were approved by management and also reflect any subsequent changes in management estimates. Restructuring reserves of $1,734, as of June 28, 2003, are considered adequate. Total net cash outlays were $445 in the twenty-six week period ended June 28, 2003. Restructuring reserve balances as of December 28, 2002, activity during the current period and restructuring reserve balances as of June 28, 2003, were as follows:

                                        Reserve     Amounts      Reserve
                                       balance at   utilized    balance at
                                        12/28/02    in 2003      06/28/03
                                         -------     ------       ------
  Inventory                             $     27    $   (10)     $    17
  Leased plant and facilities              1,821       (407)       1,414
  Obsolete and duplicate leased
    assets                                   289        (38)         251
  Employee related costs                      52          -           52
                                         -------     ------       ------
                                        $  2,189    $  (455)     $ 1,734
                                         =======     ======       ======

      As of June 28, 2003, inventory reserves of $17 are primarily related to the estimated cost to liquidate the obsolete inventory; leased plant and facilities reserves of $1,414 are primarily related to future minimum lease payments on a partially vacated facility; obsolete and duplicate leased assets reserves of $251 are related to future minimum lease payments on machinery and equipment no longer used in the Company's manufacturing process and employee related reserves of $52 are primarily related to employee severance and benefits.


 Note 8.  Income Taxes

      The Company uses the asset and liability method of SFAS No. 109 in accounting for income taxes. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, tax credits and operating loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As required by SFAS No. 109, the Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that the deferred tax assets will not be fully utilized.


 Note 9. Segment of an Enterprise

      The Company consists of a single operating segment that designs, manufactures and markets quality consumer housewares products. This segmentation is based on the financial information presented to the chief operating decision maker. The following table sets forth the net sales by product category within the Company's single operating segment.

 Product Category Information - Net Sales

                                  Thirteen weeks        Twenty-six weeks
                                      ended                   ended
                              ---------------------------------------------
                               June 28,    June 29,    June 28,    June 29,
                                 2003        2002        2003        2002
                                -------     -------    --------    --------
 General storage  ..........   $ 21,457    $ 19,695   $  41,627   $  34,243
 Laundry management  .......     19,818      24,643      36,439      45,098
 Closet storage  ...........      6,818       6,757      13,451      15,148
 Bathware  .................      3,585       5,691       7,296      10,373
 Kitchen storage  ..........      2,371       2,837       4,365       5,768
                                -------     -------    --------    --------
   Total net sales .........   $ 54,049    $ 59,623   $ 103,178   $ 110,630
                                =======     =======    ========    ========

 Major Customers

      The Company is dependent upon a few customers for a large portion of its net sales. In the second quarter of 2003, three customers each accounted for more than 10% of consolidated net sales. The Company's top three customers, Walmart, Kmart and Target accounted for 29.9%, 28.0% and 12.7% of consolidated net sales, respectively, in the second quarter of 2003. These same three customers accounted for 30.0%, 30.4% and 11.0% of consolidated net sales, respectively, during the twenty-six weeks ended June 28, 2003. In the second quarter of 2002 three customers each accounted for more than 10% of consolidated net sales. Walmart, Kmart, and Target accounted for 28.2%, 27.7% and 13.7% of the Company's consolidated net sales, respectively, in the second quarter of 2002. These same three customers accounted for 31.7%, 24.0% and 13.9% of consolidated net sales, respectively, during the twenty-six weeks ended June 29, 2002. The loss of one of these customers could have a material effect on the Company. No other customer accounted for more than 10% of consolidated net sales in either 2003 or 2002.


 Note 10. Subsequent Events

      On July 29,  2003, the  Company announced  its intention  to close  its
 Eagan, Minnesota manufacturing and warehouse facility as of January 31, 2004. This closure is being done to reduce operating costs and utilize capacity in the Company's other injection molding plants. The Company identified a total of approximately 130 hourly and salaried employees to be terminated as part of the Eagan facility closure. The total cost of the closing is expected to be about $4.5 million of which $2.5 million will relate to non-cash asset writedowns. Remaining expenditures relate primarily to employee severance and the relocation of equipment and inventory. The Company expects to realize annual cash savings as a result of the plant closing and currently estimates that the cash savings in the first year will be approximately $2 million (excluding plant closing costs).


 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       This commentary should be read in conjunction with the Company's consolidated financial statements and related notes and management's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-K for the year ended December 28, 2002


 Critical Accounting Policies

      The Company has identified the most critical accounting principles upon which its financial status depends. The Company determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. The Company states these accounting policies in the notes to the annual consolidated financial statements and at relevant sections in this discussion and analysis. This discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and related notes included elsewhere in this report and in the Form 10-K.

   The Company's most critical accounting policies are those relating to revenue recognition, allowance for doubtful accounts, inventory valuation, restructuring reserves, valuation of deferred income tax assets and valuation of long-lived and intangible assets. A summary of the critical accounting policies is as follows:

 * Revenue recognition. The Company recognizes revenues and freight billed to customers upon shipment and after the transfer of all substantial risks of ownership. Allowances for estimated returns, discounts and retailer programs are recognized when sales are recorded and are based on various market data, historical trends and information from customers. Although the best available information is used to establish the allowances, such information is often based on estimates of retailer recovery rates. Retailer recovery can sometimes take up to several years depending on the particular program. Allowances are reviewed quarterly and are adjusted based on current estimates of retailer recovery. Due to changes in estimates, changes in retailer activity and the length of time required for many programs to run their course, it is possible for allowance activity to impact earnings in either a positive or negative manner in any given period.

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

 * Restructuring reserves. The Company's historical policy has been to record restructuring charges for certain costs associated with plant closures and business reorganization activities upon approval by management with the appropriate level of authority in accordance with Emerging Issues Task Force ("EITF") Issue no. 94-3, "Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". Such costs were recorded as a liability and include lease termination costs, employee severance and certain employee termination benefits. These costs were neither associated with nor do they benefit continuing business activities. Inherent in the determination of these costs were assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. The Company reviews the status of restructuring activities on an ongoing basis and, if appropriate, records changes based on such activities. In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal
   Activities". This standard requires costs associated with exit or disposal activities to be recognized when they are incurred. The requirements of SFAS No. 146 apply prospectively to activities that are initiated after December 31, 2002.

 * Valuation of Deferred Income Tax Assets. The Company regularly evaluates its ability to recover the reported amount of our deferred tax assets. The evaluation considers several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. This evaluation is based primarily on our historical earnings and projected operating results, applicable net operating loss carryforward expiration dates, and identified actions under the control of the Company in realizing the associated carryforward benefits. In the event that actual results differ from our estimates or we revise future projections, we may need to adjust the valuation allowance.

 * Valuation of Long-Lived and Intangible Assets. The Company assesses the recoverability of long-lived assets whenever it determines that events or changes in circumstances indicate that their carrying amount may not be recoverable. In accordance with generally accepted accounting principles, indefinite lived intangible assets are subject to annual impairment tests. The Company's assessments and impairment testing are primarily based upon management estimates of future cash flows associated with these assets. Based on the Company's assessments, we have determined that there has not been a material impairment of any of our long-lived assets or intangible assets. However, should the Company's operating results deteriorate, we may determine that some portion of our long-lived tangible or intangible assets are impaired. Such determination could result in non-cash charges to income that could materially affect the Company's consolidated financial position or results of operations for that period.

 Thirteen weeks ended June 28, 2003 compared to the thirteen weeks ended June 29, 2002

      In the discussion and analysis that follows, all references to 2003 are for the thirteen week period ended June 28, 2003 and all references to 2002 are for the thirteen week period ended June 29, 2002.

      The following discussion and analysis compares the actual results for the second quarter of 2003 to the actual results for the second quarter of 2002 with reference to the following (in thousands, except earnings per share; unaudited):

                                                  Thirteen weeks ended
                                          ---------------------------------
                                          June 28, 2003       June 29, 2002
                                          --------------     --------------
 Net sales .......................       $ 54,049  100.0%   $ 59,623  100.0%
 Cost of goods sold ..............         46,425   85.9      44,092   74.0
                                          -------  -----     -------  -----
   Gross profit ..................          7,624   14.1      15,531   26.0

 Selling, general and
   administrative expenses........          7,382   13.7       7,879   13.2
 Amortization of intangible assets            126    0.2         123    0.2
                                          -------  -----     -------  -----
   Operating profit ..............            116    0.2       7,529   12.6

 Interest expense ................         (3,451)  (6.4)     (3,454)  (5.8)
 Other income, net ...............             26    0.0        (164)  (0.3)
                                          -------  -----     -------  -----
   Earnings (loss) before
     income taxes ................         (3,309)  (6.2)      3,911    6.5

 Income tax expense ..............            (20)  (0.0)       (176)  (0.3)
                                          -------  -----     -------  -----
   Net earnings (loss) ...........       $ (3,329)  (6.2%)  $  3,735    6.2%
                                          =======  =====     =======  =====
 Net earnings (loss) per share:
   Basic  ........................         $(0.42)             $0.48
   Diluted  ......................         $(0.42)             $0.45

 Weighted average common shares
  outstanding:
   Basic  ........................          7,936              7,750
   Diluted  ......................          7,936              8,212


      Net sales. Net sales of $54.0 million in 2003 were down 9.3% as compared to net sales in 2002 of $59.6 million. Net sales declined between periods due primarily to Kmart store closures, a decline in shelf space at other customers and selling price declines in response to competitive pressures. In January 2003, Kmart announced the closure of 326 stores, approximately 18% of their total store count. Most of the stores had been closed by the end of April. This resulted in a reduction in net sales between periods of about $3 million. Laundry sales in the quarter were down 21% compared to a year ago due in part to lost market share and pricing actions related to far east imports. There was also a sales mix shift as sales increased in general storage products while declining in other higher margin product lines. Changes in estimates related to retailer recovery of deductions and customer programs resulted in a reduction of sales allowances between periods. Such program and deduction expenses, which are recorded as a reduction of gross sales, were 7.3% of gross sales in 2003 and 9.0% of gross sales in 2002. The Company's customer concentration was essentially unchanged between periods. Sales to the top three customers were 70.6% of net sales in 2003 as compared to 69.6% in the prior period.

      Gross profit. The Company's gross profit in the second quarter was $7.6 million in 2003 as compared to $15.5 million in 2002 and gross profit margins decreased to 14.1% of net sales from 26.0% a year ago. The increased cost of plastic resin was the primary reason for the decreased gross margins. Plastic resin increased $0.11 per pound in the second quarter as compared to the second quarter of 2002, resulting in a $3.6 million cost increase (650 basis point decline in margins). Also contributing to the gross margin decline was a change in product mix towards lower margin general storage products. The lower sales levels in the period also meant reduced production volume over which to absorb fixed manufacturing costs. Additional depreciation expense of $0.2 million was recorded due to a change in estimated useful lives for certain assets that will be effected by the closure of the Eagan, Minnesota facility.

      Selling, general, administrative expenses and amortization of intangible assets. Selling, general, administrative expenses and amortization of intangible assets decreased to $7.5 million in 2003 from $8.0 million in 2002. As a percentage of net sales, selling, general, administrative expenses and amortization of intangible assets increased to 13.9% in 2003 from 13.4% in 2002. Selling, general and administrative expenses decreased primrily due to lower bad debt expense on export receivables, reduced incentive compensation and reduced warehousing costs on the lower 2003 sales volume. Amortization of intangible assets in 2003 was unchanged from a year ago.

      Interest expense. Interest expense of $3.5 million in 2003 was flat to the prior year period. There were no variable rate borrowings outstanding during the second quarter.

      Other income. Other income was not significant to either period and consisted primarily of interest income on cash balances and gains/losses on fixed asset retirements.

      Income tax expense. The income tax provision recorded in both periods relates to state and foreign taxes. No federal income tax expense was recorded in either period due to the Company's significant tax loss carryforwards. At December 28, 2002 the Company had tax loss carryforwards of $35 million which may be used to reduce taxes in the future. However, there is no assurance that future income will be sufficient to utilize these tax loss carryforwards.

      Net earnings (loss). In 2003 the Company had a net loss of $3.3 million primarily due to increased raw material costs and lower net sales. This resulted in a loss per share of ($0.42). In the second quarter of 2002, the Company had net earnings of $3.7 million, or $0.45 per diluted share.

      The diluted weighted average number of shares outstanding decreased to 7,936,215 in 2003 from 8,212,095 in 2002. In 2003, dilutive options, warrants and restricted stock are not included in the computation of diluted weighted average shares outstanding because the assumed exercise of such equivalents would have reduced the loss per share.

 Twenty-six weeks ended June 28, 2003 compared to the twenty-six weeks ended June 29, 2002

      In the discussion and analysis that follows, all references to 2003 are for the twenty-six week period ended June 28, 2003 and all references to 2002 are for the twenty-six week period ended June 29, 2002.

      The following discussion and analysis compares the actual results for 2003 to the actual results for 2002 with reference to the following (in thousands, except earnings per share; unaudited):

                                                Twenty-six weeks ended
                                          ---------------------------------
                                          June 28, 2003       June 29, 2002
                                          --------------     --------------
 Net sales ...........................   $103,178  100.0%   $110,630  100.0%
 Cost of goods sold ..................     86,884   84.2      82,326   74.4
                                          -------  -----     -------  -----
   Gross profit ......................     16,294   15.8      28,304   25.6

 Selling, general and
   administrative expenses ...........     15,614   15.1      15,505   14.0
 Amortization of intangible assets....        252    0.2         253    0.2
                                          -------  -----     -------  -----
   Operating profit ..................        428    0.5      12,546   11.4

 Interest expense ....................     (6,928)  (6.7)     (6,938)  (6.3)
 Other income, net ...................         69    0.1        (143)  (0.1)
                                          -------  -----     -------  -----
   Earnings (loss) before income taxes     (6,431)  (6.1)      5,465    5.0

 Income tax expense ..................        (44)  (0.0)       (300)  (0.3)
                                          -------  -----     -------  -----
   Net earnings (loss)  ..............   $ (6,475)  (6.1%)  $  5,165    4.7%
                                          =======  =====     =======  =====
 Net earnings (loss) per share:
   Basic  ............................   $  (0.82)          $   0.67
   Diluted  ..........................   $  (0.82)          $   0.63

 Weighted average common shares
  outstanding:
   Basic  ............................      7,935              7,744
   Diluted  ..........................      7,935              8,161


      Net sales. Net sales of $103.2 million in 2003 were down 6.7% as compared to net sales in 2002 of $110.6 million. Net sales declined between periods due primarily to Kmart store closures, a decline in shelf space at other customers, selling price declines in response to competitive pressures and a weak retailer environment in the first quarter of 2003. In January 2003, Kmart announced the closure of 326 stores, approximately 18% of their total store count. Most of the stores had been closed by the end of April. This resulted in a reduction in net sales between periods of about $5 million. Laundry sales in the first six months were down 21% compared to a year ago due in part to lost market share and pricing actions related to far east imports. There was also a mix shift as net sales increased in general storage products while declining in all other product lines. Changes in estimates related to retailer recovery of deductions and customer programs resulted in a reduction of sales allowances between periods. Such program and deduction expenses, which are recorded as a reduction of gross sales, were 7.2% of gross sales in 2003 and 9.1% of gross sales in 2002. The Company's customer concentration increased slightly. Sales to the top three customers were 71.4% of net sales in 2003 as compared to 69.6% in the prior period.

      Gross profit. The Company's gross profit in the first half of 2003 was $16.3 million as compared to $28.3 million in 2002 and gross profit margins decreased to 15.8% of net sales from 25.6% a year ago. Increased costs of plastic resin were the primary driver behind the decreased gross margins. Plastic resin increased $0.08 per pound in the twenty-six week period as compared to the prior year period, resulting in a $6.5 million cost increase (630 basis point decline in margins). Contributing to the gross margin decline was a change in product mix towards lower margin general storage products. The lower sales levels in the period also meant reduced production volume over which to absorb fixed manufacturing costs. Additional depreciation expense of $0.2 million was recorded due to a change in estimated useful lives for certain assets that will be effected by the closure of the Eagan, Minnesota facility.

      Selling, general, administrative expenses and amortization of intangible assets. Selling, general, administrative expenses and amortization of intangible assets increased to $15.9 million in 2003 from $15.8 million in 2002. As a percentage of net sales, selling, general, administrative expenses and amortization of intangible assets increased to 15.3% in 2003 from 14.2% in 2002. Selling, general and administrative expenses increased due to premiums associated with accounts receivable insurance ($0.7 million) as well as professional fees related to corporate governance and Sarbanes-Oxley matters ($0.4 million) which were partially offset by declines in incentive compensation expense, warehousing costs and bad debt expense. Amortization of intangible assets in 2003 was unchanged from a year ago.

      Interest expense. Interest expense of $6.9 million in 2003 was flat to the prior year period. There were no variable rate borrowings outstanding during the first twenty-six weeks of 2003.

      Other income. Other income was not significant to either period and consists primarily of interest income on cash balances and gains/losses on fixed asset retirements.

      Income tax expense. The income tax provision recorded in both periods relates to state and foreign taxes. No federal income tax expense was recorded in either period due to the Company's significant tax loss carryforwards. At December 28, 2002 the Company had tax loss carryforwards of $35 million which may be used to reduce taxes in the future. However, there is no assurance that future income will be sufficient to utilize these tax loss carryforwards.

      Net earnings (loss). In the first twenty-six weeks of 2003 the Company had a net loss of $6.5 million primarily due to increased raw material costs and lower net sales. This resulted in a loss per share of ($0.82). In the comparable period of 2002, the Company had net earnings of $5.2 million, or $0.63 per diluted share.

      The diluted weighted average number of shares outstanding decreased to 7,935,349 in 2003 from 8,161,168 in 2002. In 2003, dilutive options, warrants and restricted stock are not included in the computation of diluted weighted average shares outstanding because the assumed exercise of such equivalents would have reduced the loss per share.

 Capital Resources and Liquidity

      The Company's primary sources of liquidity and capital resources include cash provided from operations and borrowings under the Company's credit facility.

      The Company's cash position decreased to $3.5 million at June 28, 2003 from $4.0 million at December 28, 2002. The decrease in cash since December 28, 2002 is primarily the result of the year-to-date loss of $6.5 million. Most of the cash reduction caused by the decline in earnings was offset by reductions in working capital. Working capital (excluding cash and short term debt) at June 28, 2003 was down $4.6 million from December 28, 2002. Receivables decreased $12.9 million due to lower sales in the second quarter of 2003 as compared to the fourth quarter of 2002 primarily attributable to a seasonal reduction in the Company's sales. Inventories increased $2.5 million in the twenty-six week period due to seasonal builds for the higher third quarter shipping period. Accrual balances declined $7.3 million during the twenty-six week period due to the $6 million payment of semi annual interest on the Company's high yield bonds, and the payment of various annual volume rebates and other sales program incentives.

      Capital spending in the twenty-six week period was $3.6 million as compared to $2.2 million in the comparable period of 2002. Capital spending was primarily related to new product tooling and normal replacement of equipment.

      The Company believes its $50 million line of credit, together with its existing cash and cash flow from operations, will provide sufficient capital to fund operations, make required interest payments and meet anticipated capital spending needs for the next 12 months. No line of credit borrowings were outstanding at June 28, 2003 and total borrowing availability under the line of credit was $43 million. There are no required debt principal repayments until May 2008.

      The Company was in compliance with all loan covenants as of June 28, 2003.

      On July 31, 2003, the Company and Fleet Capital Corporation entered into several amendments to the Company's existing $50 million asset based senior loan facility. The amendments extend the life of the facility by 29 months to March 31, 2008 and also provide expanded definitions of availability. The amendments added approximately $13 million to net availability under the senior loan facility. The expanded definition of availability will make it easier for the Company to pursue the repurchase of the Company's high yield bonds.

      The following is a table providing the aggregate annual contractual obligations of the Company including debt, capital lease obligations and future minimum rental commitments under operating leases at June 28, 2003 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

                                            Payments due by period
                                            ----------------------
                                                (in thousands)
                                                                       After
   Contractual Obligations      Total   1 year  2-3 years  4-5 years  5 years
   -----------------------     -------   -----    ------     -------   ------
 Long-term debt               $125,000  $    -   $     -    $125,000  $     -
 Capital lease obligations      14,367     954     1,876       1,848    9,689
 Minimum rental commitments
   under operating leases       22,593   6,123     9,126       5,050    2,294
                               -------   -----    ------     -------   ------
 Total contractual
   cash obligations           $161,960  $7,077   $11,002    $131,898  $11,983
                               =======   =====    ======     =======   ======

      The Company has entered into commitments to purchase certain minimum annual volumes of plastic resin at formula-based prices. The agreements expire in December 2003 and December 2004. Future related minimum commitments to purchase plastic resin, assuming current price levels, are $45,890 in 2003 and $30,840 in 2004. The purchase commitment pricing is not tied to fixed rates; therefore, the Company's results of operations or financial position could be affected by significant changes in the market cost of plastic resin. See "Item 3 Quantitative and Qualitative Disclosures About Market Risk" - Commodity Risk, which is incorporated by reference to this section, for further details.


 Management Outlook and Business Risks

 * The Company's largest customer in 2002 and the first twenty six weeks of 2003 was Kmart. The Company's net sales to Kmart were $74 million in fiscal year 2002 and $31.4 million in the first twenty six weeks of 2003. In January 2003, Kmart announced the closure of 326 stores, approximately 18% of their total store count. The store closings have resulted and will likely continue to result in a reduction in net sales to Kmart in 2003 as compared to 2002. In May 2003, Kmart emerged from bankruptcy with secured financing of $2 billion. As in 2002, opportunities exist to further expand our business with Kmart. These will be considered in light of Kmart's financial situation, our manufacturing capacity levels and other factors deemed appropriate by management. Given the dynamic nature and the size of the Company's sales to Kmart, future results may be either favorably or unfavorably impacted by any number of factors related to the retailer.

 * Historically, plastic resin has represented approximately 20% to 25% of the Company's cost of goods sold. In the first half of 2003, the percentage increased to 28% due to higher plastic resin costs and usage. Plastic resin costs are impacted by several factors outside the control of the Company including supply and demand characteristics, oil and natural gas prices and the overall health of the economy. Any of these factors could potentially have a positive or negative impact on plastic resin prices and the Company's profitability. Resin costs in the first twenty six weeks of 2003 were about $0.06 per pound higher than 5 year historic averages and $0.08 per pound over last year's comparable period. Resin costs are expected to decrease during the remainder of 2003 but are not expected to return to last year's levels. We expect that third quarter costs could be $0.08-$0.10 per pound over historic averages and $0.06-$0.08 per pound over last year's third quarter. We expect that third quarter results in 2003 as compared to the third quarter of 2002 will be negatively affected. While we will make every effort to recover the higher cost of plastic resin, there is no assurance that future resin cost increases can be passed on to customers. In 2002, the Company purchased 157 million pounds of plastic resin. Through June 2003, the Company has purchased 72 million pounds of plastic resin.

 * On July 29, 2003, the Company announced its intention to close its Eagan, Minnesota manufacturing and warehouse facility as of January 31, 2004. This closure is being done to reduce operating costs and utilize capacity in the Company's other injection molding plants. The total cost of the closing is expected to be about $4.5 million of which $2.5 million will relate to non-cash asset writedowns. Remaining expenditures relate primarily to employee severance and the relocation of equipment and inventory. The Company expects to realize annual cash savings as a result of the plant closing and currently estimates that the cash savings in the first year will be approximately $2 million (excluding plant closing costs). However, the process of closing facilities, moving equipment  and reallocating  production  and sourcing  capabilities  often involves unforeseen difficulties and may require a disproportionate amount of the Company's financial and other resources, including management time. Accordingly, there can be no assurance that the Company will not incur unanticipated plant closing costs or experience unanticipated difficulties and costs associated with the relocation of equipment or the manufacture or sourcing of products, any of which could have a material adverse effect on the Company's anticipated cash savings.

 * The Company currently manufacturers the majority of its laundry products in the U.S. and Mexico. Management believes that its current manufacturing structure provides increased flexibility to meet customer needs. All of the Company's competitors rely heavily on foreign sourced products. Such products are sourced from several countries, including a significant portion from China. These foreign sourced competitive products have been introduced at selling prices below ours. This has caused our profit margins and market share to decline. We have initiated many cost cutting and other steps to protect our market share and profit margins and have begun to aggressively explore and increase the importation of certain laundry products. We will continue to analyze the competitiveness of our North American based laundry manufacturing operations. In addition to continuing cost cutting measures, the Company filed an action with the U.S. International Trade Commission and the U.S. Department of Commerce on June 30, 2003 seeking relief from a surge in the importation of illegally priced Chinese ironing boards. The
   Company's petition demands the imposition of antidumping duties on the imported Chinese ironing boards. The Company intends to vigorously pursue this matter, which may require it to devote financial and other resources, including management time and increased legal expense. There can be no assurance as to the timing or outcome of this proceeding.

 * In 2002, our highest sales occurred in the fourth quarter. This was due to large promotional orders related to the post Christmas retail selling season. Normally, our primary selling season is during the second and third quarters of the calendar year in connection with the back to school retail season. Our profitability in 2002 was higher in the second and third quarters due to the mix of product sold and also due to lower raw material costs. There is no assurance that our seasonality of sales or profits in 2002 is indicative of future seasonality.

 * Steel tariffs announced in 2002 had a negative impact on the Company's steel costs in the second half of 2002. The tariffs had the effect of not only raising foreign steel prices, but domestic steel prices as well. We expect steel prices in 2003 to exceed prior year levels. We do not expect that this cost increase can be passed on to customers.

 * During 2002, Congress enacted legislation designed to provide higher standards of corporate governance. While the legislation provides many good measures to protect shareholders, it also will add to our cost of operations and the cost of retaining competent Board members. We estimate that the cost of compliance with the new legislation and the increased costs associated with our Board of Directors will add approximately $0.8 million to our operating expenses in 2003.

 * As a result of operating losses and restructuring write-offs incurred in 2000, the Company has significant tax loss carryforwards. These carryforwards may be used to reduce taxable income in future periods. The Company had tax loss carryforwards of $35 million (amount includes carryforwards of $9 million subject to annual limitation) as of December 28, 2002.

 * The Company is highly leveraged with total debt representing nearly two times our net tangible assets. Although all of the Company's outstanding debt at June 28, 2003 is at fixed rates, any deterioration in our business could lead to additional borrowings at adjustable rates. Thus a deterioration of our business combined with a significant change in interest rates could materially impact earnings and cash flow.
   Furthermore, the financial and operating covenants related to the Company's debt agreements place some restrictions on operations. During all of 2002 the Company operated within its financial and operating covenants and expects to continue to operate within the covenants during 2003.

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

 * Given the Company's fixed debt position and positive cash flows, management may from time-to-time look at opportunities to buy its common stock or high yield bonds. A buyback might be done if such transactions are accretive to shareholders through either a reduction of interest expense, buyback of bonds at a discount or elimination of shares.

 * Management   believes  that   acquisitions  provide   an  opportunity   to
   meaningfully grow the Company's sales and profits. We expect to consider acquisition opportunities that are synergistic to existing operations.


 ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company's primary market risk is impacted by changes in interest rates and price volatility of certain commodity based raw materials.

      Interest Rate Risk. The Company's revolving credit agreement is LIBOR-based and is subject to interest rate movements. During the thirteen and twenty-six weeks ended June 28, 2003, the Company did not experience any material changes in interest rate risk that would affect the disclosures presented in the Company's Annual Report on Form 10-K for the fifty-two week period ended December 28, 2002.

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

      The Company has entered into commitments to purchase certain minimum annual volumes of plastic resin at formula-based prices. The agreements expire in December 2003 and December 2004. Future related minimum commitments to purchase plastic resin, assuming current price levels, are $45.9 million in 2003 and $30.8 million in 2004. The purchase commitment pricing is not tied to fixed rates; therefore, the Company's results of operations or financial position could be affected by significant changes in the market cost of plastic resin. In the event there is a major change in economic conditions affecting the Company's overall annual plastic resin volume requirements, the Company and the vendor will mutually agree on how to mitigate the effects on both parties. Mitigating actions include deferral of product delivery within the agreement term, agreement term extension and/or elimination of excess quantities without liability.


 Item 4. Controls and Procedures

      Maintenance of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to Company management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

      Limitations of Disclosure Controls and Procedures. In designing and evaluating the disclosure controls and procedures, the Company's management, including its principal executive officer and principal financial officer, recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no controls and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in designing, implementing and evaluating controls can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

    Quarterly Review. Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 12a-14 promulgated under the Securities Exchange Act of 1934, as amended, as of June 28, 2003. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that, as of the date of such evaluation, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within the those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.

   Changes in internal control over financial reporting. There were no changes in the Company's internal control over financial reporting, identified in connection with the evaluation of such control, that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

 Forward Looking Statements

      This quarterly report on Form 10-Q, including the "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Management Outlook and Business Risks" and "Quantitative and Qualitative Disclosures about Market Risk" sections, contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally may be identified by the use of terminology such as "may," "will," "could," "should," "potential," "continue," "expect," "intend," "plan," "estimate," "anticipate," "believe," or similar phrases or the negatives of such terms. Such statements are based on management's current expectations and are subject to risks, uncertainties and assumptions, including those identified below and in the foregoing "Business Risks," as well as other matters not yet known to the Company or not currently considered material by the Company, which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to:

      * the Company's dependence on a few large customers
      * price fluctuations in the raw materials used by the Company, particularly plastic resin
      * unanticipated plant closing costs
      * unanticipated difficulties and costs associated with the relocation of equipment and the manufacture or sourcing of products
      * competitive conditions in the Company's markets
      * general economic conditions and conditions in the retail environment
      * the impact of the level of the Company's indebtedness
      * restrictive covenants contained in the Company's various debt documents
      * the seasonal nature of the Company's business
      * fluctuations in the stock market
      * the extent to which the Company is able to retain and attract key personnel
      * relationships with retailers
      * the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company)
      * our ability to develop and introduce new products and product modifications necessary to remain competitive
      * other factors discussed in "Management Outlook and Business Risks" above

       Given these risks and uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements do not guarantee future performance. The Company's operating results may fluctuate, especially when measured on a quarterly basis. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission. Such reports attempt to advise interested parties of the factors that affect the Company's business.


 PART II. OTHER INFORMATION

       Items 1, 2, 3 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to
 Part II.


 ITEM 4. Submission of Matters to a Vote of Security Holders

 On May 28, 2003, the 2003 Annual Meeting of Stockholders of the Company was held. The following is a brief description of the matters voted upon at the meeting and tabulation of the voting therefor:

 Proposal No. 1. The election of the following directors, who will serve until the next annual meeting of stockholders, or until their successors are elected and qualified, or their earlier death or resignation:


             Nominee            Votes Received    Votes Withheld
             -------            --------------    --------------
      Charles R. Campbell          7,446,178         207,285
      Jeffrey C. Rubenstein        7,218,687         434,776
      Daniel B. Shure              7,445,535         207,928
      Joel D. Spungin              7,378,158         275,305
      James R. Tennant             7,292,835         360,628


 ITEM 6. Exhibits and Reports on Form 8-K

       (a)       Exhibits

           10.1 First Amendment to Loan and Security Agreement made as of June 1, 2003 by and among Home Products International - North America, Inc. and Fleet Capital Corporation.

           10.2 Second Amendment to Loan and Security Agreement made as of July 31, 2003 by and among Home Products International - North America, Inc. and Fleet Capital Corporation.

           10.3 Third Amendment to Loan and Security Agreement made as of July 31, 2003 by and among Home Products International - North America, Inc. and Fleet Capital Corporation.

           31.1 Certification of James R. Tennant, Chief Executive Officer and Chairman of the Board, dated August 11, 2003 pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

           31.2 Certification of James E. Winslow, Executive Vice President and Chief Financial Officer, dated August 11, 2003 pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

           32.1 Certification of James R. Tennant, Chief Executive Officer and Chairman of the Board, dated August 11, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

           32.2 Certification of James E. Winslow, Executive Vice President and Chief Financial Officer, dated August 11, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

           99.1  Press release dated August 6, 2003.


       (b) Current reports on Form 8-K.

       Registrant filed a Current Report on Form 8-K dated May 2, 2003 to disclose that the Registrant issued a press release disclosing its financial results for its first quarter 2003.

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


 Dated:  August 11, 2003