Form 10-Q
period 2003-09-27
HOME PRODUCTS INTERNATIONAL INC
filed 2003-11-12
CIK 814457

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

 [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended September 27, 2003

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

               Common shares, par value $0.01, outstanding as of
                         November 1, 2003 - 7,865,434

                      HOME PRODUCTS INTERNATIONAL, INC.

                                    INDEX

                                                                     Page
                                                                    Number
                                                                    ------
  Part I. Financial Information
          ---------------------

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets               3

                   Condensed Consolidated Statements of Operations     4

                   Condensed Consolidated Statements of Cash Flows     5

                   Notes to Condensed Consolidated Financial
                     Statements                                        6

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations    12

          Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                20

          Item 4.  Controls and Procedures                            21


  Part II. Other Information
           -----------------

          Items 1, 2, 3, 4 and 5                                     n/a

          Item 6.  Exhibits and Reports on Form 8-K                   23


  Signature                                                           24

 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

                        HOME PRODUCTS INTERNATIONAL, INC.
                      Condensed Consolidated Balance Sheets
                   (Amounts in thousands, except share amounts)


                                                     (Unaudited)
                                                    September 27, December 28,
                                                         2003         2002
                                                       --------     --------
                    Assets
 Current assets:
   Cash and cash equivalents ..................       $   2,841    $   3,974
   Accounts receivable, net ...................          34,905       48,937
   Inventories ................................          29,418       25,357
   Deferred income taxes ......................               -        2,559
   Prepaid expenses and other current assets...           3,393        1,879
                                                       --------     --------
     Total current assets .....................          70,557       82,706
                                                       --------     --------
 Property, plant and equipment - at cost ......          94,881       91,917
 Less accumulated depreciation ................         (60,973)     (54,728)
                                                       --------     --------
 Property, plant and equipment, net ...........          33,908       37,189
                                                       --------     --------
 Deferred income taxes ........................               -        5,207
 Other intangibles, net .......................             733        1,111
 Goodwill, net ................................          73,752       73,752
 Other non-current assets .....................           4,423        3,553
                                                       --------     --------
   Total assets ...............................       $ 183,373    $ 203,518
                                                       ========     ========

       Liabilities and Stockholders' Equity
 Current liabilities:
   Current maturities of long-term obligations.       $     158    $     158
   Accounts payable ...........................          26,690       22,986
   Accrued liabilities ........................          25,665       28,993
                                                       --------     --------
   Total current liabilities ..................          52,513       52,137
                                                       --------     --------
 Long-term obligations - net of current
   maturities..................................         126,052      129,621
 Other liabilities ............................           4,400        4,293
 Stockholders' equity:
   Preferred Stock - authorized, 500,000
     shares, $.01 par value; - None issued ....               -            -
   Common Stock - authorized 15,000,000 shares,
     $.01 par value; 8,687,828 shares issued at
     September 27, 2003 and 8,671,079 shares
     issued at December 28, 2002 ..............              87           87
   Additional paid-in capital .................          50,077       50,036
   Accumulated deficit ........................         (43,228)     (25,958)
   Common stock held in treasury - at cost;
     822,394 shares at September 27, 2003 and
     December 28, 2002 ........................          (6,528)      (6,528)
   Unearned employee benefits .................               -         (170)
                                                       --------     --------
     Total stockholders' equity ...............             408       17,467
                                                       --------     --------
     Total liabilities and stockholders' equity       $ 183,373    $ 203,518
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

                      HOME PRODUCTS INTERNATIONAL, INC.
              Condensed Consolidated Statements of Operations
                                (Unaudited)
              (Amounts in thousands, except per share amounts)


                                           Thirteen weeks             Thirty-nine weeks
                                                ended                       ended
                                       -----------------------------------------------------
                                     September 27, September 28, September 27, September 28,
                                         2003          2002          2003          2002
                                       -----------------------------------------------------
 Net sales .......................... $  61,432     $  67,799     $ 164,610     $ 178,429
 Cost of goods sold .................    54,492        51,271       141,376       133,597
 Special (income), net ..............         -           (73)            -           (73)
                                       --------      --------      --------      --------
   Gross profit .....................     6,940        16,601        23,234        44,905

 Operating expenses:
   Selling and marketing ............     4,372         4,362        12,777        13,182
   General and administrative .......     2,804         3,098        10,013         9,783
   Amortization of intangible assets.       126           127           378           380
                                       --------      --------      --------      --------
     Operating profit (loss) ........      (362)        9,014            66        21,560
                                       --------      --------      --------      --------
 Non-operating income (expense):
   Interest income ..................         2             7            64            61
   Interest expense .................    (3,384)       (3,432)      (10,312)      (10,370)
   Other income, net ................       735           637           742           440
                                       --------      --------      --------      --------
     Net non-operating expense.......    (2,647)       (2,788)       (9,506)       (9,869)
                                       --------      --------      --------      --------
     Earnings (loss) before
       income taxes..................    (3,009)        6,226        (9,440)       11,691

 Income tax expense .................    (7,786)         (133)       (7,830)         (433)
                                       --------      --------      --------      --------
     Net earnings (loss)  ........... $ (10,795)    $   6,093     $ (17,270)    $  11,258
                                       ========      ========      ========      ========

 Net earnings (loss) per common share:
     Basic .......................... $   (1.35)    $    0.78     $   (2.17)    $    1.45
                                       ========      ========      ========      ========
     Diluted ........................ $   (1.35)    $    0.74     $   (2.17)    $    1.37
                                       ========      ========      ========      ========
 Weighted average common shares
   outstanding-basic.................     7,978         7,796         7,973         7,785
                                       ========      ========      ========      ========
 Weighted average common shares
   outstanding-diluted...............     7,978         8,259         7,973         8,217
                                       ========      ========      ========      ========

       The accompanying notes are an integral part of the condensed consolidated financial statements.


                      HOME PRODUCTS INTERNATIONAL, INC.
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)
                          (Amounts in thousands)


                                                      Thirty-nine weeks ended
                                                    ---------------------------
                                                    September 27, September 28,
                                                         2003         2002
                                                       --------     --------
 Operating activities:
  Net earnings (loss) .............................   $ (17,270)   $  11,258
  Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities:
   Depreciation and amortization ..................       7,540        7,868
   Amortization of restricted stock compensation ..         170          170
   Gain on the sale of servingware product line ...           -         (663)
   (Gain) loss on the disposal of assets...........         (15)         186
   Gain on the repurchase of bonds ................        (900)           -
   Deferred income taxes ..........................       7,766            -
   Other, net .....................................         494         (317)
   Changes in current assets and liabilities:
    (Increase) decrease in accounts receivable ....      13,947       (4,299)
    Increase in inventories .......................      (5,104)     (15,719)
    (Increase) decrease in prepaid expenses
      and other ...................................        (471)         523
    Increase in accounts payable ..................       3,704        8,688
    Increase (decrease) in accrued liabilities ....      (3,328)         869
                                                       --------     --------
 Net cash provided by operating activities ........       6,533        8,564
                                                       --------     --------
 Investing activities:
  Capital expenditures, net .......................      (5,038)      (3,578)
                                                       --------     --------
 Net cash used in investing activities ............      (5,038)      (3,578)
                                                       --------     --------
 Financing activities:
  Net borrowings under loan and security agreement            -         (859)
  Repayments of long-term debt ....................      (2,600)           -
  Payments of capital lease obligation ............         (69)         (68)
  Exercise of stock options, issuance of common
    stock under stock purchase plan and other .....          41          114
                                                       --------     --------
 Net cash used in financing activities                   (2,628)        (813)
                                                       --------     --------
   Net increase (decrease) in cash and
    cash equivalents ..............................      (1,133)       4,173
  Cash and cash equivalents at beginning of period        3,974        1,091
                                                       --------     --------
  Cash and cash equivalents at end of period ......   $   2,841    $   5,264
                                                       ========     ========
 Supplemental disclosures
 Cash paid in the period:
  Interest ........................................   $   7,017    $   6,979
                                                       --------     --------
  Income taxes, net ...............................   $      54    $     230
                                                       --------     --------
 Non-cash financing activities:
  Capital lease obligation ........................   $       -    $      73
                                                       --------     --------

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

      The condensed consolidated financial statements for the thirteen and thirty-nine weeks ended September 27, 2003 and September 28, 2002, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 27, 2003 and for all periods presented.

      Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company's Form 10-K for the year ended December 28, 2002. The results of operations for the thirteen and thirty-nine weeks ended September 27, 2003 are not necessarily indicative of the operating results to be expected for the full year.

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


 Note 2. Stock-Based Compensation Plans

      The Company has a stock-based compensation plan under which stock options are granted to key employees and Directors. There were no stock options granted during the first, second and third quarters of 2003. Stock options were granted during the first quarter of 2002 under stock-based compensation plans approved by shareholders in 1999. The stock options granted during the first quarter of 2002 are fully exercisable after four years and have a ten-year life. The Company also issued shares in 2003 and 2002 under the Company's employee stock purchase plan relating to the Company's first purchase period (January through June).

      Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" encourages companies to adopt a fair value approach to valuing stock-based compensation that would require compensation cost to be recognized based upon the fair value of the stock-based instrument issued. The Company has elected, as permitted by SFAS No. 123, to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Based Compensation" and the related interpretations in accounting for stock option awards under the stock option plans. Under APB Opinion No. 25, compensation expense is recognized if the market price of stock options on the date of grant exceeds the exercise price. All options granted by the Company have been granted at market price on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


                                        Thirteen weeks     Thirty-nine weeks
                                             ended               ended
                                       --------------------------------------
                                     Sept. 27, Sept. 28, Sept. 27,  Sept. 28,
                                        2003      2002      2003       2002
                                       -------   -------   -------    -------
 Net earnings (loss)                  $(10,795) $  6,093  $(17,270)  $ 11,258
 Deduct: Total stock-based employee
  compensation expense determined
  under fair value method for all
  awards, net of related tax effects       (46)      (46)     (141)      (149)
                                       -------   -------   -------    -------
 Pro forma net earnings (loss)        $(10,841) $  6,047  $(17,411)  $ 11,109
                                       =======   =======   =======    =======
 Earnings (loss) per share:
   Basic-as reported                  $  (1.35) $   0.78  $  (2.17)  $   1.45
                                       =======   =======   =======    =======
   Basic-pro forma                    $  (1.36) $   0.78  $  (2.18)  $   1.43
                                       =======   =======   =======    =======

   Diluted-as reported                $  (1.35) $   0.74  $  (2.17)  $   1.37
                                       =======   =======   =======    =======
   Diluted-pro forma                  $  (1.36) $   0.73  $  (2.18)  $   1.35
                                       =======   =======   =======    =======

      The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.


 Note 3. Net Earnings (Loss) Per Share

      The following information presents net earnings (loss) per share basic and diluted (in thousands, except share and per share data):

                                  Thirteen weeks        Thirty-nine weeks
                                      ended                   ended
                              ---------------------------------------------
                               Sept. 27,   Sept. 28,   Sept. 27,   Sept. 28,
                                 2003        2002        2003        2002
                                -------     -------     -------     -------
 Net earnings (loss)           $(10,795)   $  6,093    $(17,270)   $ 11,258
                                =======     =======     =======     =======
 Weighted average shares
   outstanding - basic        7,978,326   7,795,873   7,973,434   7,785,076
 Impact of stock options,
   warrants and restricted
   stock                              -     462,643           -     431,707
                              ---------   ---------   ---------     -------
 Weighted average shares
   outstanding - diluted      7,978,326   8,258,516   7,973,434   8,216,783
                              =========   =========   =========   =========
 Net earnings (loss)
   per share - basic           $  (1.35)   $   0.78    $  (2.17)   $   1.45
                                =======     =======     =======     =======
 Net earnings (loss)
   per share - diluted         $  (1.35)   $   0.74    $  (2.17)   $   1.37
                                =======     =======     =======     =======
 Anti-dilutive stock options,
   warrants and restricted
   stock excluded from
   calculation                    7,667           -     307,561           -
                                =======     =======     =======     =======

      Net earnings (loss) per share - basic is computed based on the weighted average number of outstanding common shares. Net earnings (loss) per share
 - diluted includes the weighted average effect of dilutive stock options, warrants and restricted stock on the weighted average shares outstanding. There were no stock options, warrants and restricted stock included in the computation of diluted earnings per share during the thirteen and thirty-nine weeks ended September 27, 2003 because the assumed exercise of such common stock equivalents would have been anti-dilutive.


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

      During the first quarter of 2003 the Company performed its annual impairment test, which indicated that the Company's goodwill was not impaired. As of September 27, 2003 and December 28, 2002, the carrying amount of goodwill was $73,752.

      Other intangibles consist of the following:


                                  September 27, 2003      December 28, 2002
                                ---------------------- ----------------------
                       Average   Gross                  Gross
                         Life   Carrying  Accumulated  Carrying  Accumulated
                        (Yrs.)   Amount   Amortization  Amount   Amortization
                       ------------------------------------------------------

 Amortized intangible
 assets:
   Patents             7 to 14  $ 1,008   $    (783)   $  1,008   $    (710)
   Non-compete
     agreements          10       2,928      (2,420)      2,928      (2,115)
                                 ------    --------     -------    --------
     Total                      $ 3,936   $  (3,203)   $  3,936   $  (2,825)
                                 ======    ========     =======    ========

      Aggregate amortization expense in the third quarter of 2003 and 2002 was $126 and $127, respectively. Aggregate amortization expense for the thirty-nine weeks ended September 27, 2003 and September 28, 2002 was $378 and $380, respectively.

      Estimated amortization expense for the remaining three months of fiscal 2003 and the next two fiscal years based on intangible assets at September 27, 2003 is as follows:

                                 Estimated
                                Amortization
        Fiscal Year               Expense
        -----------               -------
           2003                    $127
           2004                    $505
           2005                    $101


 Note 5. Recent Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required that all gains and losses from extinguishment of debt be reported as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 must be applied in fiscal years beginning after May 15, 2002. Previously recorded losses on the early extinguishment of debt that were classified as an extraordinary item in prior periods will be reclassified to other income (expense), net. The adoption of SFAS No. 145 had no effect on the Company's financial position, results of operations, or liquidity but will result in a reclassification on the Company's consolidated statement of operations for 2001.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and was effective for the Company for exit or disposal activities initiated after December 28, 2002. The Company adopted this statement effective December 29, 2002 and has accounted for the Eagan facility shutdown in accordance with SFAS No. 146.

      In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation clarifies that a guarantor is required to recognize a liability for the fair value of the obligation undertaken in issuing a guarantee and requires certain related disclosures after December 31, 2002. The Company has not guaranteed the indebtedness or obligations of others and therefore the adoption of FIN 45 has had no impact on the Company's financial position, results of operations, or liquidity.

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

      In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for derivative contracts entered into or modified after June 30, 2003. As the Company does not currently have any derivative instruments the adoption of the statement had no impact on its financial position, results of operations, or liquidity.

      In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement changes the accounting for mandatorily redeemable shares, put options, forward purchase contracts and obligations that can be settled with shares. As the Company does not currently have any interests in such types of instruments the adoption of this statement had no impact on its financial position, results of operations, or liquidity.


 Note 6.  Inventories

      The components of the Company's inventories consist of direct labor, direct materials and the applicable portion of the overhead required to manufacture the goods.

                                         September 27,  December 28,
                                              2003          2002
                                            -------       -------
   Finished goods.....................     $ 24,155      $ 17,611
   Work-in-process....................        1,670         1,891
   Raw materials......................        3,593         5,855
                                            -------       -------
                                           $ 29,418      $ 25,357
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

      Restructuring reserves were determined based on estimates prepared at the time the restructuring actions were approved by management and also reflect any subsequent changes in management estimates. Restructuring reserves of $1,616, as of September 27, 2003, are considered adequate. Total net cash outlays were $546 in the thirty-nine week period ended September 27, 2003. Restructuring reserve balances as of December 28, 2002, activity during the current period and restructuring reserve balances as of September 27, 2003, were as follows:

                                         Reserve                   Reserve
                                        balance at   Amounts      balance at
                                         Dec. 28,    utilized      Sept. 27,
                                           2002      in 2003         2003
                                         -------     -------       -------
  Inventory                             $     27    $    (27)     $      -
  Leased plant and facilities              1,821        (487)        1,334
  Obsolete and duplicate leased assets       289         (57)          232
  Employee related costs                      52          (2)           50
                                         -------     -------       -------
                                        $  2,189    $   (573)     $  1,616
                                         =======     =======       =======

      As of September 27, 2003, leased plant and facilities reserves of $1,334 are primarily related to future minimum lease payments on a partially vacated facility; obsolete and duplicate leased assets reserves of $232 are related to future minimum lease payments on machinery and equipment no longer used in the Company's manufacturing process and employee related reserves of $50 are primarily related to employee severance and benefits.


 Note 8. Eagan Shutdown

      On July 29, 2003, the Company announced its intention to close its Eagan, Minnesota manufacturing and warehouse facility as of January 31, 2004 ("Eagan Shutdown"). This closure is being done to reduce operating costs and utilize capacity in the Company's other injection molding plants. The Company identified a total of approximately 130 hourly and salaried employees to be terminated as part of the Eagan Shutdown. The total cost of the Eagan Shutdown is expected to be about $3.8 million of which $1.8 million is associated with the accelerated depreciation of property, plant and equipment that will be sold or abandoned at the time the Company exits the Eagan facility. Remaining expenditures relate primarily to employee severance and the relocation of equipment and inventory. Eagan Shutdown charges for the thirteen and thirty-nine weeks ended September 27, 2003 are included in cost of goods sold.

                                     Thirteen     Thirty-nine
                                   weeks ended    weeks ended     Reserve
                                    Sept. 27,      Sept. 27,     balance at
                                      2003           2003        Sept. 27,
                                     Charge         Charge          2003
                                    --------       --------       --------
   Employee separations            $     552      $     552      $     552
   Other                                  16             16             12
                                    --------       --------       --------
   Total costs                     $     568      $     568      $     564
                                    --------       --------       --------
   Accelerated depreciation              729            969              -
                                    --------       --------       --------

   Total Eagan Shutdown charges    $   1,297      $   1,537      $     564
                                    ========       ========       ========

   The components of the charge for the thirty-nine weeks ended September 27, 2003 included:

 * Employee separation charges associated with approximately 130 salaried and hourly employees. The majority of the separations are expected to be completed during the fourth quarter of 2003;
 * Other costs primarily relate to minor costs associated with the Eagan plant closure and costs associated with the relocation of equipment and inventory that have been incurred; and
 * Charges associated with the accelerated depreciation of property, plant and equipment that will be sold or abandoned at the time the Company exits the Eagan facility.

   Eagan Shutdown reserves will be re-evaluated as plans are being executed. As a result, there may be changes in estimates.


 Note 9.  Income Taxes

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

      SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including historical earnings and projected operating results, applicable net operating loss carryforward expiration dates, and identified actions under the control of the Company in realizing the associated carryforward benefits. It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years and current operating losses. Therefore, cumulative and current operating losses weigh heavily in the overall assessment. The Company identified several significant developments which it considered in determining the need for a full valuation allowance recorded in the third quarter of 2003. As a result of the review undertaken at September 27, 2003, the Company concluded that it was appropriate to establish a full valuation allowance for its net deferred tax assets. Accordingly, the valuation allowance for deferred tax assets increased from $22.6 million at December 28, 2002, to approximately $30.4 million at September 27, 2003. In addition, the Company expects to provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the deferred tax assets.


 Note 10. Segment of an Enterprise

      The Company consists of a single operating segment that designs, manufactures and markets quality consumer housewares products. This segmentation is based on the financial information presented to the chief operating decision maker. The following table sets forth the net sales by product category within the Company's single operating segment.

 Product Category Information - Net Sales

                                  Thirteen weeks         Thirty-nine weeks
                                       ended                   ended
                               ---------------------------------------------
                               Sept. 27,   Sept. 28,   Sept. 27,   Sept. 28,
                                 2003        2002        2003        2002
                                -------     -------    --------    --------
 General storage  ..........   $ 25,786    $ 27,077   $  67,399   $  61,289
 Laundry management  .......     20,847      24,866      57,298      69,977
 Closet storage  ...........      9,023       8,490      22,463      23,643
 Bathware  .................      3,336       5,122      10,643      15,501
 Kitchen storage  ..........      2,440       2,244       6,807       8,019
                                -------     -------    --------    --------
   Total net sales .........   $ 61,432    $ 67,799   $ 164,610   $ 178,429
                                =======     =======    ========    ========

 Major Customers

      The Company is dependent upon a few customers for a large portion of its net sales. In the third quarter of 2003, three customers each accounted for more than 10% of consolidated net sales. The Company's top three customers, Walmart, Kmart and Target accounted for 30.6%, 30.5% and 11.4% of consolidated net sales, respectively, in the third quarter of 2003. These same three customers accounted for 30.2%, 30.4% and 11.2% of consolidated net sales, respectively, during the thirty-nine weeks ended September 27, 2003. In the third quarter of 2002 three customers each accounted for more than 10% of consolidated net sales. Walmart, Kmart, and Target accounted for 32.4%, 28.2% and 14.7% of the Company's consolidated net sales, respectively, in the third quarter of 2002. These same three customers accounted for 32.0%, 25.5% and 14.2% of consolidated net sales, respectively, during the thirty-nine weeks ended September 28, 2002. The loss of one of these customers could have a material effect on the Company. No other customer accounted for more than 10% of consolidated net sales in either 2003 or 2002.


 Note 11. Insurance Claim

      On September 23, 2003 the Company's Reynosa, Mexico facility sustained damage due to a fire. At September 27, 2003 prepaid expenses and other current assets include $1,043 and other non-current assets include $1,172 of receivables related to expected insurance recoveries.


 Note 12. Long-Term Debt

        On November 5, 2003 the Company entered into a contract to repurchase a portion of its high yield bonds. Bonds with a face value of $5.5 million were purchased at a total cost of $4.0 million on November 10, 2003.


 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       This commentary should be read in conjunction with the Company's consolidated financial statements and related notes and management's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-K for the year ended December 28, 2002.


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

 * Restructuring reserves. The Company's historical policy has been to record restructuring charges for certain costs associated with plant closures and business reorganization activities upon approval by management with the appropriate level of authority in accordance with Emerging Issues Task Force ("EITF") Issue no. 94-3, "Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". Such costs were recorded as a liability and include lease termination costs, employee severance and certain employee termination benefits. These costs were neither associated with nor do they benefit continuing business activities. Inherent in the determination of these costs were assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. The Company reviews the status of restructuring activities on an ongoing basis and, if appropriate, records changes based on such activities. In July 2002, the Financial Accounting Standards
   Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard requires costs associated with exit or disposal activities to be recognized when they are incurred. The requirements of SFAS No. 146 apply prospectively to activities that were initiated after December 31, 2002. The Company adopted this standard in fiscal year 2003 and has accounted for the Eagan facility shutdown in accordance with SFAS No. 146.

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

   The Company currently has significant deferred tax assets resulting from net operating loss carryforwards, anticipated net operating losses and other deductible temporary differences, which may reduce taxable income in future periods to the extent the Company generates profits. Because the realization of the deferred tax assets was not considered more likely than not, the Company established a full valuation allowance for its remaining deferred tax assets and recognized a $7.8 million charge during the third quarter of 2003.

 * Valuation of Long-Lived and Intangible Assets. The Company assesses the recoverability of long-lived assets whenever it determines that events or changes in circumstances indicate that their carrying amount may not be recoverable. In accordance with generally accepted accounting principles, indefinite lived intangible assets are subject to annual impairment tests. The Company's assessments and impairment testing are primarily based upon management estimates of future cash flows associated with these assets. Based on the Company's assessments, we have determined that there has not been a material impairment of any of our long-lived assets or intangible assets. However, should the Company's operating results deteriorate, we may determine that some portion of our long-lived tangible or intangible assets are impaired. Such determination could result in non-cash charges that could materially affect the Company's consolidated financial position or results of operations for that period.

 Thirteen weeks ended September 27, 2003 compared to the thirteen weeks ended September 28, 2002

      In the discussion and analysis that follows, all references to 2003 are for the thirteen week period ended September 27, 2003 and all references to 2002 are for the thirteen week period ended September 28, 2002.

      The following discussion and analysis compares the actual results for the third quarter of 2003 to the actual results for the third quarter of 2002 with reference to the following (in thousands, except earnings (loss) per share; unaudited):

                                                 Thirteen weeks ended
                                        --------------------------------------
                                        September 27, 2003  September 28, 2002
                                        ------------------  ------------------
 Net sales ...........................   $ 61,432  100.0%    $ 67,799  100.0%
 Cost of goods sold ..................     54,492   88.7       51,271   75.6
 Special (income), net ...............          -      -          (73)  (0.1)
                                          -------  -----      -------  -----
   Gross profit ......................      6,940   11.3       16,601   24.5

 Selling, general and
   administrative expenses............      7,176   11.7        7,460   11.0
 Amortization of intangible assets....        126    0.2          127    0.2
 Restructuring and other charges, net.          -      -            -      -
                                          -------  -----      -------  -----
   Operating profit (loss) ...........       (362)  (0.6)       9,014   10.3

 Interest expense ....................     (3,384)  (5.5)      (3,432)  (5.1)
 Other income, net ...................        737    1.2          644    0.9
                                          -------  -----      -------  -----
   Earnings (loss) before income taxes     (3,009)  (4.9)       6,226    9.1

 Income tax expense ..................     (7,786) (12.7)        (133)  (0.2)
                                          -------  -----      -------  -----
   Net earnings (loss)  ..............   $(10,795) (17.6%)   $  6,093    8.9%
                                          =======  =====      =======  =====
 Net earnings (loss) per share:
   Basic  ............................     $(1.35)              $0.78
   Diluted  ..........................     $(1.35)              $0.74

 Weighted average common shares
  outstanding:
   Basic  ............................      7,978               7,796
   Diluted  ..........................      7,978               8,259

      Net sales. Net sales of $61.4 million in 2003 were down 9.4% as compared to net sales in 2002 of $67.8 million. Net sales declined between periods due primarily to Kmart store closures, selling price declines in response to competitive pressures and a decline in shelf space at other customers. In January 2003, Kmart announced the closure of 326 stores, approximately 18% of their total store count. Most of the stores had been closed by the end of April. This resulted in a reduction in net sales between periods of about $2.7 million. Selling prices were $2.0 million lower than in the third quarter of 2002 due to competitive price challenges. In addition, shelf space was lost at certain customers as we failed to meet price challenges on low margin items. Laundry sales in the third quarter of 2003 were down 16% compared to a year ago due in part to lost market share and pricing actions related to far east imports. Changes in estimates related to retailer recovery of deductions and customer programs resulted in a reduction of sales allowances between periods. Such program and deduction expenses, which are recorded as a reduction of gross sales, were 5.7% of gross sales in 2003 and 8.4% of gross sales in 2002. The Company's customer concentration improved slightly from a year ago. Sales to the top three customers were 72.5% of net sales in 2003 as compared to 75.3% in the prior period.

   Gross profit. The Company's gross profit in the third quarter was $6.9 million in 2003 as compared to $16.6 million in 2002 and gross profit margins decreased to 11.3% of net sales from 24.5% a year ago. Contributing factors to the decline in margins were as follows:

   * The increased cost of plastic resin. Plastic resin increased $0.06 per pound in the third quarter as compared to the third quarter of 2002, resulting in a $3.1 million cost increase (500 basis point decline in margins).
   *  Selling price decreases of $2.0 million.
   * Changes in product mix towards lower margin general storage products. General storage products accounted for 42% of total sales, up from 40% a year ago. General storage is our largest sales product line and also has the lowest margins. The continuing mix shift towards general storage and away from laundry and bath had a negative impact on margins.
   * Lower sales levels in the period meant reduced production volume over which to absorb fixed manufacturing costs.
   * Costs related to the closure of the Eagan, Minnesota manufacturing facility were $1.3 million. These costs include employee separation charges of $0.6 million, and $0.7 million of charges associated with the accelerated depreciation of property, plant and equipment that will be sold or abandoned at the time the Company exits the facility.

      Special (income), net. No such income was recorded in the third quarter of 2003. In the third quarter of 2002, the company recorded income from Special Charges of $0.1 million. The income resulted from the final closeout of discontinued inventories related to the 2001 closure of the Company's former Leominster manufacturing facility.

      Selling, general, administrative expenses and amortization of intangible assets. Selling, general, administrative expenses and amortization of intangible assets decreased to $7.3 million in 2003 from $7.6 million in 2002. As a percentage of net sales, selling, general, administrative expenses and amortization of intangible assets increased to 11.9% in 2003 from 11.2% in 2002. Selling, general and administrative expenses decreased primarily due to reduced incentive compensation. Amortization of intangible assets in 2003 was unchanged from a year ago.

      Restructuring and other charges, net. There were no such charges recorded in the third quarter of 2003. In connection with the Company's 2000 restructuring plan, which was announced during the fourth quarter of 2000, changes in management estimates were recorded in the third quarter of 2002. Charges of $0.3 million and $0.1 million were recorded related to litigation on the early termination of a lease and employee benefit related costs respectively. Other costs of $0.4 million were reversed to income due to the favorable resolution of customer accruals.

      Interest expense. Interest expense of $3.4 million in 2003 was flat to the prior year period. There were no variable rate borrowings outstanding during the third quarter.

      Other income. Other income of $0.7 million in 2003 primarily relates to a $0.9 million gain on the purchase of the Company's high yield bonds. The Company used its revolving line of credit to buyback bonds at a discount to face value. In 2002, other income relates to the final purchase price settlement of the 2001 sale of the Company's servingware product line ($0.7 million).

      Income tax expense. The income tax provision in 2003 includes a $7.8 million increase in the Company's valuation allowance for deferred tax assets. The increase in the valuation allowance means that the Company's deferred tax assets are now completely reserved. Such allowance reflects the uncertain nature of future taxable income and management's determination that it is more likely than not that all of the deferred tax assets may not be realized. In 2002, the tax provision relates to state and foreign taxes. No federal income tax expense was recorded in either period due to the
 Company's significant tax loss carryforwards. At December 28, 2002 the Company had tax loss carryforwards of $35 million, which expire in years 2010 through 2020, which may be used to reduce taxes in the future. However, there is no assurance that future income will be sufficient to utilize these tax loss carryforwards.

      Net earnings (loss). In the third quarter of 2003, the Company had a net loss of $10.8 million primarily due to increased valuation allowances for deferred tax assets, increased raw material costs and lower net sales. This resulted in a loss per diluted share of ($1.35). In the third quarter of 2002, the Company had net earnings of $6.1 million, or $0.74 per diluted share.

      The diluted weighted average number of shares outstanding decreased to 7,978,326 in 2003 from 8,258,516 in 2002. In 2003, dilutive options, warrants and restricted stock are not included in the computation of diluted weighted average shares outstanding because the assumed exercise of such equivalents would have reduced the loss per share.


 Thirty-nine weeks ended September 27, 2003 compared to the thirty-nine weeks ended September 28, 2002

      In the discussion and analysis that follows, all references to 2003 are for the thirty-nine week period ended September 27, 2003 and all references to 2002 are for the thirty-nine week period ended September 28, 2002.

      The following discussion and analysis compares the actual results for 2003 to the actual results for 2002 with reference to the following (in thousands, except earnings (loss) per share; unaudited):


                                                Thirty-nine weeks ended
                                        --------------------------------------
                                        September 27, 2003  September 28, 2002
                                        ------------------  ------------------
 Net sales ...........................   $164,600  100.0%    $178,429  100.0%
 Cost of goods sold ..................    141,376   85.9      133,597   74.9
 Special (income), net ...............          -      -          (73)  (0.0)
                                          -------  -----      -------  -----
   Gross profit ......................     23,234   14.1       44,905   25.1

 Selling, general and
   administrative expenses............     22,790   13.8       22,965   12.9
 Amortization of intangible assets....        378    0.2          380    0.2
 Restructuring and other charges, net.          -      -            -      -
                                          -------  -----      -------  -----
   Operating profit ..................         66    0.1       21,560   12.0

 Interest expense ....................    (10,312)  (6.3)     (10,370)  (5.7)
 Other income, net ...................        806    0.5          501    0.3
                                          -------  -----      -------  -----
   Earnings (loss) before income taxes     (9,440)  (5.7)      11,691    6.5

 Income tax expense ..................     (7,830)  (4.8)        (433)  (0.2)
                                          -------  -----      -------  -----
   Net earnings (loss) ...............   $(17,270) (10.5%)   $ 11,258    6.3%
                                          =======  =====      =======  =====
 Net earnings (loss) per share:
   Basic .............................     $(2.17)              $1.45
   Diluted ...........................     $(2.17)              $1.37

 Weighted average common shares
  outstanding:
   Basic .............................      7,973               7,785
   Diluted ...........................      7,973               8,217


      Net sales. Net sales of $164.6 million in 2003 were down 7.7% as compared to net sales in 2002 of $178.4 million. Net sales declined between periods due primarily to Kmart store closures, selling price declines in response to competitive pressures, a decline in shelf space at other customers, and a weak retailer environment in the first quarter of 2003. In January 2003, Kmart announced the closure of 326 stores, approximately 18% of their total store count. Most of the stores had been closed by the end of April. This resulted in a reduction in net sales between periods of about $8.0 million. Selling prices were $4.0 million lower than in the year ago period due to competitive price challenges. In addition, shelf space was lost at certain customers as we failed to match low price challenges on low margin items. Laundry sales in the first nine months were down 18% compared to a year ago due in part to lost market share and pricing actions related to far east imports. Changes in estimates related to retailer recovery of deductions and customer programs resulted in a reduction of sales allowances between periods. Such program and deduction expenses, which are recorded as a reduction of gross sales, were 6.6% of gross sales in 2003 and 8.8% of gross sales in 2002. The Company's customer concentration was unchanged from a year ago. Sales to the top three customers were 72% of net sales in both periods.

   Gross profit. The Company's gross profit in the thirty-nine week period was $23.2 million in 2003 as compared to $44.8 million in 2002 and gross profit margins decreased to 14.1% of net sales from 25.1% a year ago. Contributing factors to the decline in margins were as follows:

   * The increased cost of plastic resin. Plastic resin increased $0.07 per pound in the nine-month period as compared to the same period a year ago, resulting in a $9.6 million cost increase (580 basis point decline in margins).
   *  Selling price decreases of $4.0 million.
   * Changes in product mix towards lower margin general storage products. General storage products accounted for 41% of total sales, up from 34% a year ago. General storage is our largest sales product line and also has the lowest margins. The continuing mix shift towards general storage and away from laundry and bath had a negative impact on margins.
   * Lower sales levels in the period also meant reduced production volume over which to absorb fixed manufacturing costs.
   * Costs related to the closure of the Eagan, Minnesota manufacturing facility were $1.5 million. These costs include employee separation charges of $0.6 million, and $0.9 million of charges associated with the accelerated depreciation of property, plant and equipment that will be sold or abandoned at the time the Company exits the facility.

      Special (income), net. No such income was recorded in 2003. In 2002, the Company recorded income from Special Charges of $0.1 million. The income resulted from the final closeout of discontinued inventories related to the 2001 closure of the Company's former Leominster manufacturing facility.

      Selling, general, administrative expenses and amortization of intangible assets. Selling, general, administrative expenses and amortization of intangible assets decreased to $23.2 million in 2003 from $23.3 million in 2002. As a percentage of net sales, selling, general, administrative expenses and amortization of intangible assets increased to 14.0% in 2003 from 13.1% in 2002. Selling, general and administrative expenses were impacted by premiums associated with accounts receivable insurance as well as professional fees related to corporate governance, Sarbanes-Oxley matters and the pursuit of antidumping relief. Offsetting these expense increases were declines in incentive compensation expense, warehousing costs and bad debt expense. Amortization of intangible assets in 2003 was unchanged from a year ago.

      Restructuring and other charges, net. There were no such charges recorded in 2003. In connection with the Company's 2000 restructuring plan, which was announced during the fourth quarter of 2000, changes in management estimates were recorded in the third quarter of 2002. Charges of $0.3 million and $0.1 million were recorded related to litigation on the early termination of a lease and employee benefit related costs respectively. Other costs of $0.4 million were reversed to income due to the favorable resolution of customer accruals.

      Interest expense. Interest expense of $10.3 million in the thirty-nine week period was essentially unchanged from the prior year period. There were no variable rate borrowings outstanding during the first thirty-nine weeks of 2003.

      Other income. Other income of $0.8 million in 2003 primarily relates to a $0.9 million gain on the repurchase of the Company's high yield bonds. The Company used its revolving line of credit to buyback bonds at a discount to face value. In 2002, other income relates to the final purchase price settlement of the 2001 sale of the Company's servingware product line ($0.7 million).

      Income tax expense. The income tax provision in 2003 includes a $7.8 million increase in the Company's valuation allowance for deferred tax assets. The increase in the valuation allowance means that the Company's deferred tax assets are now completely reserved. Such allowance reflects the uncertain nature of future taxable income and management's determination that it is more likely than not that all of the deferred tax assets may not be realized. In 2002, the tax provision relates to state and foreign taxes. No federal income tax expense was recorded in either period due to the
 Company's significant tax loss carryforwards. At December 28, 2002 the Company had tax loss carryforwards of $35 million, which expire in years 2010 through 2020, which may be used to reduce taxes in the future. However, there is no assurance that future income will be sufficient to utilize these tax loss carryforwards.

      Net earnings (loss). In the first thirty-nine weeks of 2003 the Company had a net loss of $17.3 million primarily due to increased valuation allowances for deferred tax assets, increased raw material costs and lower net sales. This resulted in a loss per diluted share of ($2.17). In the comparable period of 2002, the Company had net earnings of $11.3 million, or $1.37 per diluted share.

      The diluted weighted average number of shares outstanding decreased to 7,973,434 in 2003 from 8,216,783 in 2002. In 2003, dilutive options, warrants and restricted stock are not included in the computation of diluted weighted average shares outstanding because the assumed exercise of such equivalents would have reduced the loss per share.


 Capital Resources and Liquidity

      The Company's primary sources of liquidity and capital resources include cash provided from operations and borrowings under the Company's credit facility.

      The Company's cash and cash equivalents decreased to $2.8 million at September 27, 2003 from $4.0 million at December 28, 2002. The decrease in cash since December 28, 2002 is primarily the result of the Company's buy back of high yield bonds and the Company's year-to-date operating loss. Bonds with a face value of $3.5 million have been purchased at a total cost of $2.6 million. Although the Company reported a $17.3 million loss for the first thirty-nine weeks, $15.3 million of the loss relates to non-cash charges for depreciation, amortization and valuation allowances for deferred tax assets. Most of the cash reduction caused by the decline in earnings was offset by reductions in working capital. Working capital (excluding cash and short term debt) at September 27, 2003 was down $11.4 million from December 28, 2002. Receivables decreased $14.0 million due to lower sales in the third quarter of 2003 as compared to the fourth quarter of 2002 primarily attributable to a seasonal reduction in the Company's sales. Inventories increased $5.1 million in the thirty-nine week period due to seasonal builds for the higher fourth quarter shipping period. Accounts payable increased $3.7 million in line with inventory increases and higher raw material costs. Accrual balances declined $3.3 million during the thirty-nine week period due to the payment of various annual volume rebates and other sales program incentives.

      Capital spending in the thirty-nine week period was $5.0 million as compared to $3.6 million in the comparable period of 2002. Capital spending was primarily related to new product tooling and normal replacement of equipment.

      The Company believes its $50 million line of credit, together with its existing cash and cash flow from operations, will provide sufficient capital to fund operations, make required interest payments and meet anticipated capital spending needs for the next 12 months. No line of credit borrowings were outstanding at September 27, 2003, but there were approximately $3 million in issued letters of credit. Total borrowing availability under the line of credit was $47 million. There are no required debt principal repayments until May 2008.

      The Company was in compliance with all loan covenants as of September 27, 2003.

      During the third quarter of 2003 the Company's Board of Directors authorized the buyback of up to $15 million of the Company's outstanding high yield bonds. As of September 27, 2003 the Company had repurchased bonds at a cost of $2.6 million.

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

      On September 19, 2003, the Company and Fleet Capital Corporation entered into a fourth amendment to the Company's existing $50 million asset based senior loan facility. The amendment significantly decreased the Company's one financial covenant, cash interest coverage ratio, to accommodate management's forecast of future operating results. The cash interest coverage ratio was reduced from 1.25 to 0.70 as of September 27, 2003, the end of the Company's third fiscal quarter. The cash interest coverage ratio will remain at 0.70 until June 2004 at which point the ratio begins a quarterly increase until it returns to the 1.25 level in June 2005. The amendment had no impact on the Company's borrowing base, line of credit or interest rates. For a definition of cash interest coverage ratio as it is used in the senior loan facility refer, to the Company's Current Report on Form 8-K filed on September 24, 2003.

      The following is a table providing the aggregate annual contractual obligations of the Company including debt, capital lease obligations and future minimum rental commitments under operating leases at September 27, 2003 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

                                            Payments due by period
                                            ----------------------
                                                (in thousands)
                                                                       After
   Contractual Obligations      Total   1 year  2-3 years  4-5 years  5 years
   -----------------------     -------   -----    ------     -------   ------
 Long-term debt               $121,500  $    -   $     -    $121,500  $     -
 Capital lease obligations      14,127     949     1,873       1,847    9,458
 Minimum rental commitments
   under operating leases       21,070   5,742     8,677       4,730    1,921
                               -------   -----    ------     -------   ------
 Total contractual
   cash obligations           $156,697  $6,691   $10,550    $128,077  $11,379
                               =======   =====    ======     =======   ======


                                 Financing commitments expiring by period
                                 ----------------------------------------
                                             (in thousands)
                                                                       After
                                Total  1 year  2-3 years  4-5 years  5 years
                                -----   -----    ------     -------   ------
 Standby letters of credit     $3,000  $3,000   $     -    $      -  $     -
                                =====   =====    ======     =======   ======


      The Company has entered into commitments to purchase certain minimum annual volumes of plastic resin at formula-based prices. The agreements expire in December 2003 and December 2004. Future related minimum commitments to purchase plastic resin, assuming current price levels, are $13 million in 2003 and $35 million in 2004. The purchase commitment pricing is not tied to fixed rates; therefore, the Company's results of operations or financial position could be affected by significant changes in the market cost of plastic resin. See "Item 3 Quantitative and Qualitative Disclosures About Market Risk" - Commodity Risk, which is incorporated by reference to this section, for further details.


 Management Outlook and Business Risks

 * The Company's largest customer in 2002 and during the first thirty-nine weeks of 2003 was Kmart. The Company's net sales to Kmart were $74 million in fiscal year 2002 and $50.1 million in the first thirty-nine weeks of 2003. In January 2003, Kmart announced the closure of 326 stores, approximately 18% of their total store count. The store closings have resulted and will likely continue to result in a reduction in net sales to Kmart in 2003 as compared to 2002. In May 2003, Kmart emerged from bankruptcy with secured financing of $2 billion. As in 2002, opportunities exist to further expand our business with Kmart. These will be considered in light of Kmart's financial situation, our manufacturing capacity levels and other factors deemed appropriate by management. Given the dynamic nature and the size of the Company's sales to Kmart, future results may be either favorably or unfavorably impacted by any number of factors related to the retailer.

 * Historically, plastic resin has represented approximately 20% to 25% of the Company's cost of goods sold. In the first thirty-nine weeks of 2003, the percentage increased to 31% due to higher plastic resin costs and usage. Plastic resin costs are impacted by several factors outside the control of the Company including supply and demand characteristics, oil and natural gas prices and the overall health of the economy. Any of these factors could potentially have a positive or negative impact on plastic resin prices and the Company's profitability. Resin costs in the first thirty-nine weeks of 2003 were approximately $0.07 per pound higher than our 5 year historic averages and $0.08 per pound over last year's comparable period. Resin costs are expected to increase slightly during the remainder of 2003 and into 2004. We expect that fourth quarter costs could be $0.07-$0.09 per pound over historic averages and $0.03-$0.04 per pound over last year's fourth quarter. We expect that fourth quarter results in 2003 as compared to the fourth quarter of 2002 will be negatively affected. While we will make every effort to recover the higher cost of plastic resin, there is no assurance that future resin cost increases can be passed on to customers

 * On July 29, 2003, the Company announced its intention to close its Eagan, Minnesota manufacturing and warehouse facility as of January 31, 2004. This closure is being done to reduce operating costs and utilize capacity in the Company's other injection molding plants. The total cost of the closing is expected to be about $3.8 million of which $1.8 million will relate to non-cash net asset writedowns. Remaining expenditures relate primarily to employee severance and the relocation of equipment and inventory. The Company expects to realize annual cash savings as a result of the plant closing and currently estimates that the cash savings in the first year will be approximately $2 million (excluding plant closing costs). However, the process of closing facilities, moving equipment  and reallocating  production  and sourcing  capabilities  often involves unforeseen difficulties and may require a disproportionate amount of the Company's financial and other resources, including management time. Accordingly, there can be no assurance that the Company will not incur unanticipated plant closing costs or experience unanticipated difficulties and costs associated with the relocation of equipment or the manufacture or sourcing of products, any of which could have a material adverse effect on the Company's anticipated cash savings.

 * The Company currently manufacturers the majority of its laundry products in the U.S. and Mexico. Management believes that its current manufacturing structure provides increased flexibility to meet customer needs. All of the Company's laundry competitors rely heavily on foreign sourced products. Such products are sourced from several countries, including a significant portion from China. These foreign sourced competitive products have been introduced at selling prices below ours. This has caused our profit margins and market share to decline. We have initiated many cost cutting and other steps to protect our market share and profit margins and have begun to aggressively explore and increase the importation of certain laundry products. We will continue to analyze the competitiveness of our North American based laundry manufacturing operations. In addition to continuing cost cutting measures, the Company filed an action with the U.S. International Trade Commission and the U.S. Department of Commerce on June 30, 2003 seeking relief from a surge in the importation of illegally priced Chinese ironing boards. The Company's petition demands the imposition of antidumping duties on the imported Chinese ironing boards. The Company intends to vigorously pursue this matter, which may require it to devote financial and other resources, including management time and increased legal expense. There can be no assurance as to the timing or outcome of this proceeding.

 * During 2002, Congress enacted legislation designed to provide higher standards of corporate governance. While the legislation provides many good measures to protect shareholders, it also will add to our cost of operations and the cost of retaining competent Board members. We estimate that the cost of compliance with the new legislation and the increased costs associated with our Board of Directors will add approximately $0.5 million to our operating expenses in 2003.

 * As a result of operating losses and restructuring write-offs in prior years, the Company has significant tax loss carryforwards. These carryforwards may be used to reduce taxable income in future periods. The Company had tax loss carryforwards of $35 million (amount includes carryforwards of $9 million subject to annual limitation) as of December 28, 2002. The tax loss carryforwards are expected to increase in 2003.

 * The Company is highly leveraged with total debt representing over two times our net tangible assets. Although all of the Company's outstanding debt at September 27, 2003 is at fixed rates, any deterioration in our business could lead to additional borrowings at adjustable rates. Thus a deterioration of our business combined with a significant change in interest rates could materially impact earnings and cash flow.
   Furthermore, the financial and operating covenants related to the Company's debt agreements place some restrictions on operations. During all of 2002 and during the first thirty-nine weeks of 2003, the Company operated within its financial and operating covenants, which were amended during the third quarter of 2003, and expects to continue to operate within the covenants during the fourth quarter of 2003 and fiscal year 2004.

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

 * Given the Company's line of credit availability, management may from time-to-time look at opportunities to buy its high yield bonds. A buyback might be done if such transactions are accretive to shareholders through either a reduction of interest expense or a buyback of bonds at a discount.

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

      Interest Rate Risk. The Company's revolving credit agreement is LIBOR-based and is subject to interest rate movements. During the thirteen and thirty-nine weeks ended September 27, 2003, the Company did not experience any material changes in interest rate risk that would affect the disclosures presented in the Company's Annual Report on Form 10-K for the fifty-two week period ended December 28, 2002.

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

      The Company has entered into commitments to purchase certain minimum annual volumes of plastic resin at formula-based prices. The agreements expire in December 2003 and December 2004. Future related minimum commitments to purchase plastic resin, assuming current price levels, are $13 million in 2003 and $35 million in 2004. The purchase commitment pricing is not tied to fixed rates; therefore, the Company's results of operations or financial position could be affected by significant changes in the market cost of plastic resin. In the event there is a major change in economic conditions affecting the Company's overall annual plastic resin volume requirements, the Company and the vendor will mutually agree on how to mitigate the effects on both parties. Mitigating actions include deferral of product delivery within the agreement term, agreement term extension and/or elimination of excess quantities without liability.


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

    Quarterly Review. Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 12a-14 promulgated under the Securities Exchange Act of 1934, as amended, as of September 27, 2003. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that, as of the date of such evaluation, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.

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


 Item 5. Other Information

        On November 7, 2003, Jeffrey C. Rubenstein resigned from his position as a director serving on the Company's Board of Directors. Mr. Rubenstein did not resign because of a disagreement on any matter relating to the Company's operations, policies or practices.


 Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits

           10.1 Fourth Amendment to Loan and Security Agreement made as of September 19, 2003 by and among Home Products International - North America, Inc. and Fleet Capital Corporation. Incorporated by reference from Exhibit 10.1 to Form 8-K filed on September 24, 2003.

           31.1 Certification of James R. Tennant, Chief Executive Officer and Chairman of the Board, dated November 11, 2003 pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

           31.2 Certification of James E. Winslow, Executive Vice President and Chief Financial Officer, dated November 11, 2003 pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

           32.1 Certification of James R. Tennant, Chief Executive Officer and Chairman of the Board, dated November 11, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

           32.2 Certification of James E. Winslow, Executive Vice President and Chief Financial Officer, dated November 11, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

       (b) Current reports on Form 8-K.

       Registrant filed a Current Report on Form 8-K dated June 30, 2003 to disclose that the Registrant issued a press release disclosing that it filed an action with the U.S. International Trade Commission and the U.S. Department of Commerce.

       Registrant filed a Current Report on Form 8-K dated July 29, 2003 to disclose that the Registrant issued a press release disclosing its financial results for its second quarter 2003.

       Registrant filed a Current Report on Form 8-K dated September 24, 2003 to disclose that on September 19, 2003 the Registrant reached an agreement with Fleet Capital Corporation, to amend the registrant's loan and security agreement.


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


 Dated:  November 11, 2003