Form 10-K
period 2003-12-27
HOME PRODUCTS INTERNATIONAL INC
filed 2004-03-26
CIK 814457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2003

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

(773) 890-1010

Registrant’s telephone number, including area code

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

Aggregate market value of common stock held by non-affiliates (assuming solely for the purpose of this calculation that all directors, officers and 10% beneficial owners of the registrant are “affiliates” as of June 28, 2003 was $14,044,740. At March 1, 2004 7,873,664 shares of common stock, par value $0.01, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s definitive Proxy Statement relating to its 2004 Annual Meeting of Stockholders scheduled to be held on June 2, 2004.

HOME PRODUCTS INTERNATIONAL, INC.

INDEX TO FORM 10-K

For the Fiscal Year Ended December 27, 2003

PART I

Item 1.	Business

(a)    General Development of Business

Home Products International, Inc. (the “Company” or “HPI”) through its wholly owned subsidiary designs, manufactures and markets a broad range of quality consumer housewares products. The Company is a leading supplier to large national retailers of value-priced laundry management products, general storage products, closet storage products, bathware products, kitchen storage products and juvenile products. The Company holds a significant market share in the United States in each of its key product categories. The Company’s products are sold in the United States through most of the large national retailers, including Wal-Mart, Target, Kmart, Home Depot, Toys ‘R Us, Walgreen’s and Bed Bath & Beyond. The Company generated $233.6 million in net sales for 2003, which makes HPI one of the largest companies in the fragmented U.S. consumer housewares industry.

The Company was originally founded as Selfix, Inc. (“Selfix”) in 1952. In February 1997, the Company became the holding company for, and successor registrant under the Securities Exchange Act of 1934 (“Exchange Act”) to, Selfix and Selfix became a wholly owned subsidiary of the Company through a holding company reorganization under the laws of the State of Delaware. Currently, the Company has one operating subsidiary, Home Products International – North America, Inc. (“HPNA”). Effective December 26, 1999, all of the Company’s operating subsidiaries were merged into HPNA.

Over the last several years, the Company has undertaken a number of acquisitions and has completed one divestiture. These actions were taken as part of the Company’s growth strategy and to enhance the Company’s market presence in its core businesses, all with the ultimate goal of strengthening shareholder value. The following is an overview of these transactions:

Acquisitions:

•	Epic product lines. Effective May 12, 1999, the Company acquired certain assets (primarily inventory and molds) from Austin Products, Inc. which were sold under the Epic brand name. The product lines obtained included the following plastic housewares products: laundry baskets, tote caddys, crates, bins and utility buckets.

•	Prestige Plastics, Inc. (AHP and PI). Effective September 8, 1998, the Company acquired the assets and assumed certain liabilities comprising the businesses of Anchor Hocking Plastics (“AHP”) and Plastics, Inc. (“PI”). AHP is a leading supplier of food storage containers and PI is a leading supplier of disposable plastic servingware. Prestige Plastics, Inc. (a subsidiary of the Company created to facilitate the acquisition of AHP and PI) was merged into HPNA effective December 26, 1999.

•	Tenex Corporation’s consumer product storage line. Effective August 14, 1998, the Company acquired certain assets (inventory and molds) which comprised Tenex Corporation’s consumer product storage line. This product line consisted of plastic storage bins and containers, rolling carts and stacking drawer systems.

•	Seymour. Effective December 30, 1997, the Company acquired Seymour Sales Corporation and its wholly owned subsidiary, Seymour Housewares Corporation (collectively, “Seymour”), a privately held company originally founded in 1942. Seymour is a leading designer, manufacturer, and marketer of consumer laundry care products. Seymour produces a full line of ironing boards, ironing board covers and pads and numerous laundry related accessories. Seymour was merged into HPNA effective December 26, 1999.

•	Tamor. Effective January 1, 1997, the Company acquired Tamor Plastics Corporation, a privately held company founded in 1947, and its affiliated product distribution company, Houseware Sales, Inc. (collectively “Tamor”). Tamor designs, manufactures and markets quality plastic housewares products within the general storage, closet storage and juvenile product categories. Tamor was merged into HPNA effective December 26, 1999.

Divestiture:

•	Divestiture of the Plastics, Inc. Product Line. Effective July 6, 2001, the Company completed the sale of its servingware product line, to A & E Products Group LP, an affiliate of Tyco International.

The Company’s Internet address is www.homz.biz. On its web site, located at www.homz.biz, the Company posts the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings on the Company’s Investor Relations web site are available free of charge. The information contained on or connected to such website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that the Company files or furnishes to the Commission.

(b) Financial information about segments.

Based upon the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 131, management of the Company has determined that HPI operates within a single segment – Housewares. As such, the required information for this section is contained in the Consolidated Financial Statements as included in Part II, Item 8 of this Form 10-K.

(c) Narrative description of business.

Historical Consolidated Net Sales by Product Category

The following table sets forth the amounts and percentages of the Company’s historical consolidated net sales by product categories within the housewares segment for the periods indicated. During 2001, a realignment of the Company’s product categories resulted in certain prior year amounts being reclassified (in thousands, except percentages).

	2003		2002		2001
	Net Sales	%	Net Sales	%	Net Sales	%
General storage	$106,659	46%	$102,718	41%	$74,334	30%
Laundry management	73,631	31%	86,626	35%	90,584	36%
Closet storage	30,255	13%	29,287	12%	29,447	12%
Bathware	13,843	6%	18,580	7%	22,972	9%
Kitchen storage	9,214	4%	11,981	5%	13,216	5%
Servingware	—	-%	—	-%	19,168	8%

Total net sales	$233,602	100%	$249,192	100%	$249,721	100%

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

Laundry management products.    The Company offers a variety of ironing boards (approximately 185 individual SKU’s) and management believes that the Company has a leading U.S. market share. Key products in this category include the EasyBoard (perforated board), SureFoot (vented, four-leg board), ReadyPress (over-the-door), IP2000 (vented, four-leg with hanger rack), Ultimate Ironing Table and the Professional Series. The Company is also a leading manufacturer of ironing board covers and pads. The Company offers a variety of different types of covers and pads in a multitude of different designs that fit not only its own ironing boards, but all regular size boards. The Company’s covers are known for their scorch resistance and HPI is the only seller of form fitting ironing board covers, Elasticord™ drawstrings and Cordlock™ fasteners. The Company markets proprietary Martha Stewart laundry products at Kmart and Michael Graves branded products at Target. Additionally, the Company is a leading U.S. producer of laundry accessories. Key products within this category include: wood and metal drying racks, laundry bags, hampers and sorters, clotheslines and clothes pins.

Closet storage products.    This category is comprised primarily of plastic clothes hangers. Due to the commodity nature of the hanger category, margins in this category are inherently lower, while unit volumes are substantially higher than in the Company’s other product lines. Management believes that the Company has a leading U.S. market share in plastic clothes hangers, and that its broad product offering gives it a competitive advantage over other hanger manufacturers. Also included in this category are other plastic organizers, closet and clothing organization products.

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

Kitchen storage products.    With the 1998 acquisition of AHP, the Company established a position in the food storage arena. Food storage products are plastic items of varying size and shape and are approved for use in contact with food by the United States Food and Drug Administration. Food storage products are sold in value packs ranging from two to sixty-four piece sets. The Company introduced a disposable food storage line in 2003 to complement its core food storage products. Also included in this product line are sinkware and wire organization products.

Servingware products.    Products in this category include a wide range of upscale, plastic disposable beverage and food servingware products lines. This product line was sold during July 2001.

Customers

The Company is dependent upon a few customers for a large portion of its consolidated net sales. The table below sets forth the customers that each account for more than 10% of consolidated net sales. The loss of one of these customers could have a material effect on the Company. No other customer accounted for more than 10% of consolidated net sales in 2003, 2002 or 2001.

	2003	2002	2001
	Net Sales %	Net Sales %	Net Sales %
Kmart	33.2%	29.6%	20.4%
Walmart	27.6%	27.5%	25.4%
Target	12.5%	16.6%	12.4%

Total	73.3%	73.7%	58.2%

In January 2002, Kmart Corporation filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and in May 2003 emerged from bankruptcy. Throughout 2002 and into 2003 Kmart continued to close underperforming stores. Kmart accounted for approximately 33% of the Company’s consolidated net sales in 2003. Although the Company plans to continue doing business with Kmart for the foreseeable future and, based upon the information currently available, believes that Kmart’s prior bankruptcy proceedings and store closings will not have any material adverse effect on the Company’s business, financial condition or results of operations, there can be no assurances that further deterioration, if any, in Kmart’s financial condition will not have such an effect on the Company.

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

The Company’s primary marketing strategy is to design innovative products with features and benefits attractive to consumers, and focus on marketing the products to its retail selling partners. Management believes that one of its competitive advantages is prompt and reliable delivery of value-priced, high-volume products, allowing its retail partners to maintain minimal inventories. The Company provides its customers with a variety of retail support services, including customized merchandise planogramming, small shipping packs, point-of-purchase displays, Electronic-Data-Interchange (EDI) order transmission, and just-in-time (JIT) product delivery.

The Company’s marketing efforts also include advertising, promotional and differentiated packaging programs. Promotions include cooperative advertising, customer rebates targeted at the Company’s value added feature products and point-of-purchase displays.

Product Research and Development

The Company’s product research and development effort is enhanced through the use of internal and outsourced product design experts. Although the Company’s historical accounting records do not separately present research and development expenses, the Company estimates that for 2003, 2002 and 2001, expenses associated with research and development (which are classified as selling and marketing in the Company’s consolidated statements of operations) were $0.9 million, $0.9 million and $0.6 million, respectively.

Foreign and Export Sales Information

The Company’s fiscal year 2003, 2002 and 2001 net sales outside the United States accounted for approximately 3.6%, 4.4% and 5.6% of its total net sales, respectively. The Company’s foreign assets were not material as of fiscal year end 2003, 2002 and 2001.

Seasonality

Sales of the Company’s houseware products are generally higher in the second and third quarter of the calendar year. This seasonality is primarily attributable to the spring and summer wedding season, increased home buying during the spring and summer months, and the back to school season. Laundry management products and general and kitchen storage products are gifts typically given at bridal showers that are held during the spring to fall wedding season. The surge in home buying during the spring and summer months increases the demand for new housewares products. The back-to-school season, including college students moving out of the house for the first time, also contributes to an increase in demand for the Company’s housewares products. In 2003 and 2002, the Company’s fourth quarter sales were significantly higher than the fourth quarter 2001 due to new Christmas storage promotional events. This trend is not necessarily indicative of future performance.

Competition

The consumer products business is highly competitive. The Company competes with numerous other manufacturers and distributors of consumer products, many of which are larger and have substantially greater resources than the Company, and which may therefore have the ability to spend more aggressively on advertising and marketing and have more flexibility than the Company to respond to changing business and economic conditions. The Company’s principal customers are national and regional discounters, hardware/home centers, food/drug stores, juvenile stores and specialty stores. The rapid growth of these large mass merchandisers, together with changes in consumer shopping patterns, have contributed to a significant consolidation of the consumer products retail industry and the formation of dominant multi-category retailers, many of which have strong bargaining power with suppliers. This environment significantly limits the Company’s ability to recover cost increases through selling prices. Other trends among retailers are to foster high levels of competition among suppliers, to demand that manufacturers supply innovative new products and to require suppliers to maintain or reduce product prices and deliver products with shorter lead times. Another trend, in the absence of a strong new product development effort or strong end-user brands, is for the retailer to import generic products directly from foreign sources. The combination of these market influences has created an intensely competitive environment in which the Company’s principal customers continuously evaluate which product suppliers to use, resulting in pricing pressures and the need for new product introductions and line extensions and continuing improvements in customer service.

The Company believes that large mass merchandisers are continuing to reduce the number of suppliers of housewares products with which they do business to improve margins and operating efficiencies. These retailers are forming key relationships with suppliers that can provide complete product lines within product categories, profitable fast-turning products, timely delivery and merchandising support. With its numerous product lines and strong relationships with these retailers, the Company believes that it is well positioned to continue to meet their needs.

The Company currently manufacturers the majority of its laundry products in the U.S. and Mexico. Management believes that its current manufacturing structure provides increased flexibility to meet customer needs. All of the Company’s major laundry competitors rely heavily on foreign sourced products. Such products are produced in several countries, including a significant portion from China. These foreign sourced competitive products have been introduced at selling prices below ours. This has caused our profit margins and market share to decline. We have initiated many cost cutting and other steps to protect our market share and profit margins. We are also aggressively pursuing the increased importation of certain laundry products. We will continue to analyze the competitiveness of our North American based laundry manufacturing operations.

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

Raw Materials and Production

The Company manufactures the majority of its products at its various manufacturing facilities in the United States and one facility in Mexico. In certain instances the Company has contracted with 3rd party custom molders to produce various plastic products.

The primary raw material used in the Company’s plastic injection molding products is plastic resin, primarily polypropylene. Resin is a spot commodity with pricing parameters tied to supply and demand characteristics beyond the Company’s control. The Company purchases a portion of its resin through supply contracts that guarantee discount pricing from industry market indexes. Some resin is purchased through brokers in a secondary market. Plastic resin is utilized by a number of different industries, many of which are quite different from the Company’s housewares business. For example, the automobile and housing industries are very large users of plastic resin. As such, demand changes in the automobile industry or the number of new housing starts can have an impact on plastic resin pricing. Changes in market rates for crude oil and natural gas can also impact resin prices.

The Company has entered into a commitment to purchase certain minimum annual volumes of plastic resin at formula-based prices. The agreement expires in December 2004. Future related minimum commitments to purchase plastic resin, assuming current price levels, are approximately $33.8 million in 2004. In the event there is a major change in economic conditions affecting the Company’s overall annual plastic resin volume requirements, the Company and the vendor will mutually agree on how to mitigate the effects on both parties. Mitigating actions include deferral of product delivery within the agreement term, agreement term extension and/or elimination of excess quantities without liability.

The primary raw materials used in the Company’s laundry management products are cold rolled steel and griege fabric. The Company purchases approximately 14,000 tons of cold rolled steel annually, typically at spot prices. Griege fabric, purchased from brokers, is a cotton based product with pricing tied to the world cotton markets. The Company’s purchases of griege fabric approximate 7 million yards annually.

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

Backlog

The dollar amount of backlog orders of the Company is not considered significant in relation to the total annual dollar volume of sales. Because it is the Company’s practice to maintain a level of inventory sufficient to cover anticipated shipments and since most of the Company’s orders are generally shipped in less than one month from receipt of order, a large backlog would be unusual.

Environment

An environmental report obtained in connection with the Company’s 1998 acquisition of PI from Newell Co., indicated that certain remedial work might be required for ground contamination of PI’s Coon Rapids, Minnesota facility. Accordingly, the Company obtained an indemnification from Newell Co. (the “Newell Indemnification”) for the remediation of any ground contamination, subject to certain limitations. In July 2001, the Company sold PI, together with the Coon Rapids facility, to A & E Products Group LP, an affiliate of Tyco International (“A & E”). In connection with the sale, the Company provided an environmental indemnification, subject to certain limitations, to A & E. The Company has not been informed as of the date of this Annual Report that any remediation is required nor does the Company have any present reason to believe that the Newell Indemnification would be insufficient to cover any required remediation. Except as described above, the Company believes that compliance with federal, state or local provisions relating to protection of the environment is not expected to have a material effect on the Company’s capital expenditures, earnings or competitive position.

Employees

As of March 1, 2004, the Company employed approximately 883 persons in the United States and Mexico. Approximately 248 are hourly employees at its Chicago, Illinois facilities, covered by a collective bargaining agreement which expires in January, 2007; and 190 are hourly employees at its Reynosa, Mexico facility covered by a collective bargaining agreement which expires in December, 2004. Although we believe that our relations with our employees are satisfactory, there can be no assurance that we will not face labor disputes in the future or that such disputes will not be material to us.

In addition, as of March 1, 2004, the Company utilized the services of approximately 319 temporary workers in its injection molding operations and in certain warehouses. The number of these personnel varies seasonally.

Item 2.	Properties

The Company maintains facilities with an aggregate of 1,867,127 square feet of space. The Company considers all of its facilities to be in good operating condition. The Company exited a leased facility in Eagan, Minnesota at the end of January 2004, when its lease expired. For additional information on the closure of this facility refer to Note 3 to the Company’s Consolidated Financial Statements.

The following table summarizes the principal physical properties (both owned and leased) used by the Company in its operations:

Facility	Use	Size (Square Feet)	Owned/Leased
Thomasville, GA	Manufacturing	45,000	Owned
Thomasville, GA	Distribution/Storage	31,000	Leased
Chicago, IL	Manufacturing/Storage	286,000	Leased
Chicago, IL	Distribution/Storage	157,000	Leased
Seymour, IN:
East Plant	Manufacturing	70,000	Owned
West Plant	Manufacturing	150,000	Owned
Logistics Center	Distribution/Storage	115,000	Owned
Logistics Center	Distribution/Storage	100,000	Leased
Storage Warehouse	Storage	59,227	Leased

Facility	Use	Size (Square Feet)	Owned/Leased

Louisiana, MO	Manufacturing/Distribution/Storage	340,000	Owned
Mooresville, NC	Manufacturing	72,500	Leased
El Paso, TX	Manufacturing/Distribution/Storage	401,400	Leased
McAllen, TX	Storage	10,000	Leased
Reynosa, Mexico	Manufacturing	30,000	Owned

The Company uses public warehouse space for storage and distribution of certain laundry and bath products. The warehouse is located in California. The amount of square footage used at the public warehouse varies from month to month.

Item 3.	Legal Proceedings

The Company is not aware of any pending or threatened legal proceedings to which it or any of its subsidiaries is a party or of which any of their property is the subject that reasonably could be expected to have a material adverse effect on its business or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The executive officers of the Company, and their respective ages and principal positions as of March 1, 2004, are as follows:

Name	Age	Position

James R. Tennant	50	Chairman of the Board of Directors and Chief Executive Officer
James E. Winslow	49	Executive Vice President, Chief Financial Officer and Secretary
Peter Graves	47	Senior Vice President, Sales
Joseph Lacambra	63	Senior Vice President, Operations
Charles F. Avery, Jr.	39	Senior Vice President, Finance

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

Peter Graves    has served as the Company’s Senior Vice President, Sales since January 2004. Mr. Graves served as the Company’s Senior Vice President, Sales and Marketing from April 2001 until January 2004. From June 1999 until April 2001, Mr. Graves was the Company’s Senior Vice President, Marketing. Mr. Graves has served in various capacities since joining the Company in 1981, including Vice President, Sales and Marketing from 1997 to June 1999.

Joseph Lacambra    has served as the Company’s Senior Vice President, Operations since June 1999. Mr. Lacambra joined the Company as Vice President, Operations in November, 1997.

Charles F. Avery, Jr. has served as the Company’s Senior Vice President, Finance since January, 2000. Mr. Avery joined the Company as Vice President, Finance in August, 1998. From 1987 to 1998, Mr. Avery worked in the audit and business advisory practice at Arthur Andersen LLP.

Officers serve at the discretion of the Board of Directors, except as provided in the employment agreement of Mr. Tennant. There is no family relationship between any of the foregoing executive officers.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Repurchases of Equity Securities

The Company’s common stock is traded on The NASDAQ SmallCap MarketSM under the symbol “HOMZ”. The Company believes that as of March 1, 2004 there were approximately 220 holders of record and in excess of 1,250 beneficial holders of the Company’s common stock.

The Company has never paid a cash dividend on its common stock and currently anticipates that all of its future earnings, if any, will be retained for use in the operation and expansion of its business. The Company’s 9.625% Senior Subordinated Notes due 2008 issued in a public offering in May 1998 contain certain restrictions on the Company’s ability to pay dividends.

The following table sets forth for the periods indicated the high and low bid prices for the common stock as reported on The NASDAQ SmallCap MarketSM. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2003		2002
	High	Low	High	Low
First Quarter	$5.03	$2.25	$4.19	$1.90
Second Quarter	$3.13	$2.00	$5.45	$3.31
Third Quarter	$2.43	$1.20	$4.75	$2.98
Fourth Quarter	$1.91	$1.00	$4.75	$2.52

During the fourth quarter of fiscal 2003, the Company did not repurchase (in the open market or otherwise) any of its outstanding Common Stock. As of December 27, 2003, the Company did not have any plan or program in place with respect to the repurchase of its outstanding Common Stock.

Item 6.	Selected Consolidated Financial Data

The following Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements of the Company, including the Notes thereto, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. See “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of business combinations and dispositions of business assets that materially affected the comparability of the information set forth below and material uncertainties that could cause future results to differ from such information.

	2003	2002	2001	2000	1999
	(in thousands, except share data)
Statement of Operations Data:
Net sales	$233,602	$249,192	$249,721	$297,048	$294,297
Cost of goods sold	197,560	190,705	188,299	235,144	209,641
Special charges (income), net	—	(106)	(414)	1,920	8,589

Gross profit	36,042	58,593	61,836	59,984	76,067
Selling, general and administrative expenses	29,801	30,729	36,910	39,382	40,420
Amortization of intangible assets	503	505	3,190	5,350	5,425
Restructuring and other charges (income), net	(1,245)	(1,303)	(480)	10,482	5,966
Asset impairment charges	—	567	—	53,348	—
Other nonrecurring charges	—	—	—	—	445

Operating profit (loss)	6,983	28,095	22,216	(48,578)	23,811
Interest expense	(13,653)	(13,823)	(18,284)	(22,363)	(20,271)
Other income (expense), net	2,204	559	14,023	(467)	542

Earnings (loss) before income taxes	(4,466)	14,831	17,955	(71,408)	4,082
Income tax expense	(6,871)	(527)	(975)	(103)	(2,072)

Net earnings (loss)	$(11,337)	$14,304	$16,980	$(71,511)	$2,010

Earnings (loss) per common share—basic	$(1.42)	$1.83	$2.24	$(9.77)	$0.27

Earnings (loss) per common share—diluted	$(1.42)	$1.73	$2.19	$(9.77)	$0.26

	As of Fiscal Year Ended
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet and Cash Flow Data:
Working capital	$19,714	$30,569	$9,010	$18,626	$33,012
Property, plant and equipment, net	32,812	37,189	42,631	55,881	67,258
Goodwill and other intangible assets	74,360	74,863	76,375	116,833	172,177
Total assets	180,275	203,518	187,343	265,652	343,906
Revolving line of credit and other current debt	9,969	158	158	6,558	5,571
Long-term obligations (net of current debt)	120,578	129,621	130,447	215,051	221,334
Stockholders’ equity (deficit)	6,341	17,467	2,820	(14,497)	56,622
Cash provided by operating activities	443	8,796	23,326	17,706	14,615

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company designs, manufactures and markets a broad range of quality houseware products. The following are key factors in understanding the Company’s performance:

•	Customer base

•	Cost of raw materials

•	Product mix

•	Molding machine utilization

•	Financial liquidity

Customer base

The Company’s business is highly concentrated among mass merchandisers, including discount stores, home centers and other category specific retailers. Sales to our top three customers, Kmart, Wal-Mart and Target, were 73% of net sales in 2003 and 74% of net sales in 2002. Products generally are sold at entry level price points and have few unique or patented features. As such, the Company’s financial success is highly dependent on profitably meeting certain price points as demanded by customers. The competitive atmosphere created sometimes results in the erosion of selling prices for commodity products. When raw material cost increases occur, the Company often has little opportunity for price increases. In 2003, selling price declines reduced profits and cash flow by approximately $6 million.

The size of the mass merchandisers gives them strong bargaining power with suppliers. They encourage high levels of competition among suppliers, demand that manufacturers supply innovative new products, require suppliers to match or beat quoted prices received from other potential suppliers, demand reduced lead times and that product be warehoused until the customer desires delivery. These customers also will consider the direct import of generic products from multiple sources.

The high concentration of sales to mass merchandisers also makes the Company’s results dependent upon the operating results and financial viability of its key customers. As described in more detail below, the Company’s operating results in recent years have been impacted by developments at Kmart, the Company’s largest customer in 2003, including Kmart’s store closings and bankruptcy reorganization. Since emerging from bankruptcy in May 2003, Kmart has improved its financial performance and has operated within its financial covenants. However, Kmart continues to experience declines in same store sales and its long term viability cannot be assured. Kmart has paid all of its current obligations to the Company on time and we do not believe that Kmart’s current situation will negatively impact the Company in the near term.

Cost of raw materials

The Company’s primary raw materials are plastic resin and steel. Changing prices for such raw materials can cause the Company’s results of operations to fluctuate significantly. The cost of raw materials are impacted by several factors outside the control of the Company including supply and demand characteristics, oil and natural gas prices and the overall health of the economy. Generally, as the cost of raw materials rises it results in immediate declines in profitability since we generally are unable to recover the cost increase by passing it through to customers. Conversely, when raw material costs decline, our margins generally are favorably impacted in the short-term though competitive factors may force a decrease in selling prices that erodes some of the improved profitability that reduced costs can provide. During 2003, the cost of plastic resin increased approximately 20% and steel prices remained relatively constant. The rise in plastic resin cost added approximately $10 million to cost of goods sold that was not recovered from customers. Current resin costs are such that several of our products cannot be sold at a profit. In 2004, management expects the cost of both plastic resin and steel to increase.

Product mix

The Company sells a variety of household items. For various reasons, some items provide a better return than others. As the mix of items sold changes, profitability and cash flow are affected. During 2003, the volume of lower margin items sold increased while the volume of higher margin items decreased. This had a negative effect on profitability. During 2004, we expect that certain unprofitable products will be discontinued. The costs related to discontinuing a product are relatively minor and relate primarily to the non-cash write-off of related tooling.

Molding machine utilization

The Company has four injection molding facilities with a variety of injection molding machines sizes. Customer ordering patterns and mix of product manufactured impacts utilization of these machines. When demand exceeds our capacity, we must place production at 3rd party facilities that are more costly than internal manufacturing. In addition, the mix of product sold impacts profitability since low margin items take the same amount of production time as higher margin items. During 2003, sales demand for certain items exceeded our manufacturing capacity and forced us to outsource these items at higher cost. Further, the product mix sold in 2003 changed such that lower margin items used more capacity than in prior years. In 2003, we decided to close our most expensive molding facility and relocate the machines to lower cost operations. We expect this action to save over $2 million a year (excluding plant closing costs). It will also allow us to be more selective in the business we pursue since we have less molding capacity going forward due to such closure. Future profitability is dependent on selling to our optimum capacity and product mix so that constrained capacity is devoted to products with higher margins. We have no plans for expansion of our molding capacity until we can profitably operate the facilities we currently own.

Financial liquidity

Seasonal working capital needs are provided by the Company’s $50 million asset based line of credit. Ability to borrow is a function of our eligible asset based availability and our outstanding borrowings. During 2003, the line of credit provided sufficient funds for operations. At December 27, 2003, our unused available line of credit was $35 million. A significant decline in eligible asset base or cash flow could result in constrained funds for operations. However management believes it has sufficient borrowing capability for at least the next 12 months. See “Capital Resources and Liquidity” below for additional discussion of the Company’s cash flows and financing situation.

Recent Development

As previously reported in our Form 8-K filed on February 5, 2004, the Company received a proposal letter to negotiate a transaction contemplating the acquisition of all of the Company’s outstanding shares for $1.50 cash per share by an entity formed by James R. Tennant, the Company’s chairman and chief executive officer. A special committee of the Company’s independent directors, together with its outside counsel and financial advisors, are considering the proposed transaction. That special committee is actively pursuing alternatives. The Company cautions that there cannot be any assurance that further negotiations with Mr. Tennant will result in a completed transaction, and the terms and conditions of any such transaction may differ materially from the terms of the proposal letter.

Critical Accounting Estimates

The estimates and assumptions involved in the application of generally accepted accounting principles (“GAAP”) have an impact on the Company’s reported financial condition and operating performance. The Company identified the critical accounting estimates as those that involve high levels of subjectivity and judgment to account for uncertain or difficult to predict matters that could have a material impact on financial condition or operating performance.

A summary of the critical accounting estimates is as follows:

•

Allowances for retailer deductions and trade programs. Allowances for retailer deductions and customer programs are recognized when sales are recorded. Allowances are based on various market data, historical trends and information from customers. Although the best information reasonably available to the Company is used to establish the allowances, such information is often based on estimates of retailer recovery rates and sales to retailers. Retailer programs are often based on annual sales levels in total and by product category. Different recovery rates apply depending on the annual sales levels achieved. As such, judgments are required on an interim basis of the expected full year sales level by customer and product category. Because of the judgment involved, interim estimates can vary significantly from the full year actual determination of program costs. Only at year-end can an accurate assessment of the current year’s costs be made. Retailers recover the program costs through deductions against future amounts owed to the Company. It is not unusual for retailers to have a different judgment of the amounts earned than does the Company. Accordingly, the Company maintains allowances for any differences that may arise. Resolution of such differences can sometimes take up to several years depending on the particular program. Allowances are reviewed quarterly and are adjusted based on current estimates of retailer recovery and future sales. Due to changes in estimates, changes in retailer activity and the length of time required for many programs to run their course, it is possible for allowance activity to materially impact operating performance and financial condition in any given period. In 2003, the allowances for retailer deductions and trade programs as a percentage of gross sales were 5.9% compared to 8.4% in 2002. The change in percentage is a function of the assortment of trade programs, the level of retailer deductions and the sales levels achieved by customers. Due to changes in estimates during the year, interim results can vary from the full year result. In 2003, retailer deduction and trade program costs as a percentage of gross sales were 7.1% in the first quarter, 7.3% in the second quarter, 5.7% in the third quarter and 4.1% in the fourth quarter.

•	Allowance for doubtful accounts. The Company evaluates the collectibility of its accounts receivable based upon an analysis of historical trends, aging of accounts receivable, write-off experience and credit evaluations of selected high risk customers. In the event of a specific customer bankruptcy or reorganization, specific allowances are established to write down accounts receivable to the level of anticipated recovery. The Company may consult with third-party purchasers of bankruptcy receivables when establishing specific allowances. The determination of specific allowances involves management judgments about the expected financial viability of its customers. Changes in specific allowances for doubtful accounts would only be material to financial condition and operating performance to the extent any change involved one of the Company’s 10 largest customers. The 10 largest customers account for approximately 83% of net sales and receivables. There are currently no doubtful account allowances recorded for any of the Company’s 10 largest customers.

•	Inventory valuation. The Company values inventory at cost (not in excess of market) determined by the first-in, first-out (FIFO) method. Inventory costs are based on standard costs, adjusted for actual manufacturing and raw material purchase price variances. The Company includes materials, labor and manufacturing overhead in the cost of inventories. Management regularly reviews inventory for salability and has established allowances to record inventory at the lower of cost or market. The allowances are based on management judgments regarding future selling prices and costs of disposal. Such judgments are impacted by economic conditions, condition of the inventory and age of the inventory. Such judgments involve high degrees of uncertainty and subjectivity. Accordingly, changes in the estimates can have a material impact on reported results or financial condition. There were no changes in the Company’s key judgments in any of the years presented herein.

•	Valuation of deferred income tax assets. The Company regularly evaluates its ability to recover the reported amount of its deferred tax assets. The evaluation considers several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. This evaluation is based primarily on our historical earnings and projected operating results, applicable net operating loss carryforward expiration dates, and identified actions under the control of the Company in realizing the associated carryforward benefits.

The Company currently has $32.1 million of deferred tax assets resulting from net operating loss carryforwards, and other deductible temporary differences, which may reduce taxable income in future periods to the extent the Company generates profits. Because the realization of the deferred tax assets was not considered more likely than not, the Company established additional valuation allowances in the third quarter of 2003 and recognized a $7.6 million charge for income tax expense. Because the value of the deferred tax assets are now fully reserved, changes in estimates of future operating performance could result in a reduction of the valuation allowances and a corresponding decrease in income tax expense. The changes in the valuation allowances in any future interim period or fiscal year could be material.

•

Restructuring reserves. In 2000 and 2001, the Company recorded restructuring charges for certain costs associated with plant closures and business reorganization activities upon approval by management with the appropriate level of authority in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a

Restructuring)”. Such costs were recorded as a liability and included lease termination costs, employee severance and certain employee termination benefits. These costs were neither associated with nor do they benefit continuing business activities. Inherent in the determination of these costs were assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. The Company reviews the status of restructuring activities on an ongoing basis and, if appropriate, records changes based on such activities. In the fourth quarter of 2003, the Company determined that it no longer needed certain accruals for leased facilities. Accordingly, $1.2 million of accruals were reversed to income. At December 27, 2003, remaining accruals related to the 2000 and 2001 restructuring charges are less than $0.5 million.

•	Valuation of Long-Lived and Intangible Assets. The Company assesses the recoverability of long-lived assets whenever it determines that events or changes in circumstances indicate that their carrying amount may not be recoverable. In accordance with GAAP, indefinite lived intangible assets are subject to annual impairment tests. The Company’s assessments and impairment testing are primarily based upon management estimates of future cash flows associated with these assets. Based on the Company’s assessments, we have determined that there has not been a material impairment of any of our long-lived assets or intangible assets. However, should the Company’s operating results, or estimated future results, deteriorate, we may determine that some portion of our long-lived tangible or intangible assets are impaired. Such determination could result in non-cash charges that could materially affect the Company’s consolidated financial position or results of operations for that period. At December 27, 2003, intangible assets were $74.4 million and long lived assets (property, plant and equipment) were $32.8 million.

Restructuring and special charges (income)

In 2000 and 2001, the Company began several restructuring actions that were undertaken to reduce fixed costs and better position the Company for sustained profitability. The restructuring plan entailed the closure of the Leominster, Massachusetts facility, a reconfiguration of remaining manufacturing facilities, a reduction in headcount and a realignment of the selling process. In 2000, restructuring and special charges for these actions totaled $12.4 million. On a quarterly basis, we review remaining accrual balances related to these actions and adjust them to our best estimate of remaining cost. These adjustments resulted in the recognition of $1.2 million of income in 2003, $1.4 million of income in 2002 and $0.9 million of income in 2001.

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

During 2001, PI contributed net sales of $19.2 million and operating profits of $3.7 million.

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

Fiscal Year 2003 as Compared to Fiscal Year 2002

In the discussion and analysis that follows, all references to 2003 are for the fifty-two week year ended December 27, 2003 and all references to 2002 are for the fifty-two week year ended December 28, 2002.

The following discussion and analysis compares the actual results for 2003 to the actual results for 2002 with reference to the following (in thousands, except earnings (loss) per share):

	2003		2002
Net sales	$233,602	100.0%	$249,192	100.0%
Cost of goods sold	197,560	84.6	190,705	76.5
Special income, net	—	—	(106)	(0.0)

Gross profit	36,042	15.4	58,593	23.5

Selling, general and administrative expenses	29,801	12.8	30,729	12.3
Amortization of intangible assets	503	0.2	505	0.2
Restructuring and other income, net	(1,245)	(0.5)	(1,303)	—
Asset impairment charge	—	—	567	0.2

Operating profit	6,983	2.9	28,095	11.3

Interest expense	(13,653)	(5.8)	(13,823)	(5.5)
Other income, net	2,204	0.9	559	0.2

Earnings (loss) before income taxes	(4,466)	(2.0)	14,831	6.0

Income tax expense	(6,871)	(2.9)	(527)	(0.2)

Net earnings (loss)	$(11,337)	(4.9%)	$14,304	5.8%

Net earnings (loss) per share:
Basic	$(1.42)		$1.83
Diluted	$(1.42)		$1.73

Weighted average common shares outstanding:
Basic	7,975		7,804
Diluted	7,975		8,287

Net sales.    Net sales of $233.6 million in 2003 were down $15.6 million or 6.3% compared to 2002 net sales of $249.2 million. Net sales declined between years due primarily to selling price declines in response to competitive pressures and the decision not to renew or pursue sales with unacceptable profit margins.

•	Selling prices resulted in $6.0 million in lower sales in 2003 than in 2002 due to competitive price challenges.

•	Shelf space was lost at certain customers as we failed to match low price challenges on low margin items.

•	Changes in estimates related to retailer recovery of deductions and customer programs resulted in a reduction of sales allowances between years. Such program and deduction expenses, which are recorded as a reduction of gross sales, were 5.9% of gross sales in 2003 and 8.4% of gross sales in 2002.

•	Sales to our top three customers were 73% of net sales in 2003 and 74% of net sales in 2002.

Laundry Management Products.    Net sales in the laundry management category of $73.6 million in 2003 were down 15% compared to 2002. Laundry sales were down due primarily to pricing actions, lost market share related to Far East imports and the reduction in Kmart’s store count.

General Storage Products.    Net sales in the general storage category were $106.7 million, up 4% compared to 2002. Unit volume was up significantly, however selling price declines offset some of the increase in volume and reduced the profitability of these items. Certain items and customers were exited due to unacceptable profit margins.

Closet Storage Products.    Net sales of $30.3 million in 2003 were up 3% compared to 2002. Additional placement of plastic hangers drove the increase.

Bathware Products.    Net sales in the category of $13.8 million in 2003 decreased 25% from net sales in 2002. Approximately half of the decline in sales was at Kmart, where store closings, a switch by Kmart to direct import as well as a reduction in shelf space all contributed to the decline. At other customers, new competitive products took market share.

Kitchen Storage Products.    Net sales in the kitchen storage category of $9.2 million in 2003 decreased 23% from 2002. The decrease was due to continuing market share loss to branded disposable product offerings. The Company’s introduction of new disposable products was not ready for shipment until late in the year.

Gross profit.    The Company’s gross profit in 2003 was $36.0 million as compared to $58.6 million in 2002 and gross profit margins decreased to 15.4% of net sales in 2003 from 23.5% of net sales in 2002. The key contributing factors to the decline in margins were as follows:

•	The cost of plastic resin increased during the year, resulting in a $10.1 million cost increase (430 basis point decline in margins).

•	Selling price decreases of $6 million (250 basis point decline in margins).

•	Gross sales decline (net of selling price decreases) of $18 million resulted in a reduction of gross profit of $3.6 million

•	Changes in product mix towards lower margin general storage products. General storage products accounted for 46% of total sales, up from 41% a year ago. General storage is our largest sales product line and also has the lowest margins. The continuing mix shift towards general storage and away from laundry and bath had a negative impact on margins.

•	Costs related to the closure of the Eagan, Minnesota manufacturing facility were $1.7 million. These costs include employee separation charges of $0.6 million, $0.4 million of assorted costs related to the move and abandonment of certain equipment and inventory and $1.4 million of charges associated with the accelerated depreciation of property, plant and equipment that will be sold or abandoned at the time the Company exits the facility. Due to the closure of the plant, retirement accruals of $0.7 million are no longer needed and were reversed to income.

•	The decline in program and deduction expenses improved margins by 250 basis points.

Special income, net.    No such income or charges were recorded in 2003. In 2002, the Company recorded income from Special Charges of $0.1 million. The income resulted from the final closeout of discontinued inventories related to the 2001 closure of the Company’s former Leominster, Massachusetts manufacturing facility.

Selling, general and administrative expenses.    SG&A expenses decreased to $29.8 million in 2003 from $30.7 million in 2002. As a percentage of net sales, SG&A expenses increased to 12.8% in 2003 from 12.3% in 2002. SG&A expenses were impacted by premiums associated with accounts receivable insurance and legal fees for the pursuit of antidumping relief. Offsetting the expense increases were declines in incentive compensation and bad debt expenses.

Restructuring and other income, net.    In 2003, changes in estimates regarding restructuring reserves for excess capacity costs resulted in $1.2 million of income. In 2002, changes in management estimates regarding certain restructuring reserves resulted in $1.3 million of income. The main component of the restructuring income in 2002 related to a $1.0 million reserve reversal for the fourth quarter settlement of threatened litigation on the early termination of a warehouse lease.

Asset impairment charges.    Asset impairment charges in 2002 related to molds and tooling for products that were discontinued. Remaining book values were written down to the expected net present value of future cash flows from such products. There were no such charges in 2003.

Interest expense.    Interest expense of $13.7 million in 2003 was essentially unchanged from the prior year. Nearly all of the Company’s interest expense relates to the Company’s outstanding high-yield bonds.

Other income, net.    Other income of $2.2 million in 2003 primarily relates to a $2.3 million gain on the repurchase of the Company’s high-yield bonds. The Company used its revolving line of credit to buyback bonds at a discount to face value. In 2002, other income was primarily attributable to the final purchase price settlement of the 2001 sale of PI, upon which the Company was able to reverse accruals of $0.7 million to income.

Income tax expense.    The income tax provision in 2003 includes a $7.6 million charge, recorded in the third quarter of 2003, to increase in the Company’s valuation allowance for deferred tax assets. The increase in the valuation allowances means that the Company’s deferred tax assets are now completely reserved. Such allowance reflects the uncertain nature of future taxable income and management’s determination that it is more likely than not that all of the deferred tax assets may not be realized. During the fourth quarter of 2003, the Company recognized a one-time tax benefit of $0.8 million from the reversal of income tax accruals as a result of the closing of certain tax years. The remaining tax provision relates to state and foreign taxes. No federal income tax expense was recorded in either period due to the Company’s significant tax loss carryforwards. At December 27, 2003 the Company had tax loss carryforwards of approximately $51 million (which expire in years 2010 through 2023) which may be used to reduce taxes in the future. However, there is no assurance that future income will be sufficient to utilize these tax loss carryforwards.

Net earnings (loss).    In 2003, the Company had a net loss of $11.3 million primarily due to increased valuation allowances for deferred tax assets, increased raw material costs and lower selling prices. This resulted in a loss per diluted share of ($1.42). In 2002, the Company had net earnings of $14.3 million, or $1.73 per diluted share.

The diluted weighted average number of shares outstanding decreased to 7,975,399 in 2003 from 8,286,790 in 2002. In 2003, dilutive options, warrants and restricted stock are not included in the computation of diluted weighted average shares outstanding because the assumed exercise of such equivalents would have reduced the loss per share.

Fiscal Year 2002 as Compared to Fiscal Year 2001

In the discussion and analysis that follows, all references to 2002 are for the fifty-two week year ended December 28, 2002 and all references to 2001 are for the fifty-two week year ended December 29, 2001.

The following discussion and analysis compares the actual results for 2002 to the actual results for 2001 with reference to the following (in thousands, except earnings (loss) per share):

	2002		2001

Net sales	$249,192	100.0%	$249,721	100.0%
Cost of goods sold	190,705	76.5	188,299	75.4
Special income, net	(106)	(0.0)	(414)	(0.2)

Gross profit	58,593	23.5	61,836	24.8

Selling, general and administrative expenses	30,729	12.3	36,910	14.8
Amortization of intangible assets	505	0.2	3,190	1.3
Restructuring and other income, net	(1,303)	(0.5)	(480)	(0.2)
Asset impairment charge	567	0.2	—	—

Operating profit	28,095	11.3	22,216	8.9

Interest expense	(13,823)	(5.5)	(18,284)	(7.3)
Other income, net	559	0.2	14,023	5.7

Earnings before income taxes	14,831	6.0	17,955	7.3

Income tax expense	(527)	(0.2)	(975)	(0.4)

Net earnings	$14,304	5.8%	$16,980	6.9%

Net earnings (loss) per share:
Basic	$1.83		$2.24
Diluted	$1.73		$2.19

Weighted average common shares outstanding:
Basic	7,804		7,564
Diluted	8,287		7,755

Net sales.    Net sales of $249 million in 2002 were flat compared to 2001, however, 2001 included $19 million of sales from the servingware product line that was sold in July 2001. These sales did not repeat in 2002. An additional $8 million of sales was lost due to the bankruptcy of several customers, primarily Ames. More than offsetting the lost sales to bankrupt customers was favorable sales gains at the Company’s largest three customers. Sales to the top three customers totaled $184 million in 2002 as compared to $146 million in 2001, an increase of 26%. The higher sales at these customers are the result of increased product placement and the continuing increase in store count at Wal-Mart and Target. The growth in the largest customers was partially offset by declines in the Company’s remaining customer base. Changes in estimates related to retailer recovery of deductions and customer programs resulted in a reduction of sales allowances between years. Such program and deduction expenses, which are recorded as a deduction from gross sales, were 8.4% of gross sales in 2002 and 10.2% of gross sales in 2001.

Laundry Management Products.    Net sales in the laundry management category of $87 million in 2002 were down 4% compared to 2001. During 2001, sales were favorably impacted by the introduction of several new private label ironing boards as well as growth within the hotel/lodging trade channel. The new ironing boards provided a one-time lift in 2001 sales as the retailers needed to build inventories. Declines in the travel industry during 2002 reduced year to year sales in the hotel/lodging trade channel.

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

Special income, net.    In 2002, the Company recorded income from Special Charges of $0.1 million. The income resulted from the final liquidation of discontinued inventories related to the 2001 closure of the Company’s former Leominster, Massachusetts manufacturing facility. In 2001, the Company recorded special charge income of $0.4 million primarily related to changes in estimates regarding the final determination of inventory disposal values.

Gross profit.    The Company’s gross profit in 2002 was $58.6 million as compared to $61.8 million in 2001 and gross profit margins decreased to 23.5% from 24.8% in 2001. The divested servingware product line, which had higher margins than the housewares product lines, contributed $7.2 million of gross profit in 2001. Excluding the servingware product line, gross margins were the same in both years, 23.5%. Gross margins benefited from productivity and efficiency initiatives as well as other factory cost reduction programs. Additional margin improvements were the result of favorable prices on component parts, purchased finished goods and lower freight and selling commission costs. Offsetting the margin upside was a change in product mix towards lower margin general storage products.

Selling, general and administrative expenses.    SG&A expenses decreased to $30.7 million in 2002 from $36.9 million in 2001. As a percentage of net sales, SG&A expenses decreased to 12.3% in 2002 from 14.8% in 2001. Selling expenses (which include internal sales force costs, marketing costs and all finished goods warehousing costs) were down $0.7 million from 2001. The sale of PI reduced selling expenses by $2.0 million but this was offset by increased spending on new product development and packaging. General and administrative expenses were down $5.5 million of which $1.0 million related to the sale of PI. Other SG&A expense reductions were the result of lower bad debt charges (down $3.8 million) and a decrease in management bonuses. Bad debt expense in 2001 included write-offs related to the Kmart and Ames bankruptcies.

Amortization of intangible assets.    Amortization of intangible assets in 2002 was 0.2% of net sales or $0.5 million versus 1.3% or $3.2 million in 2001. The decrease in 2002 reflects the change in accounting principles that eliminates goodwill amortization. Remaining amortization of intangible assets relates to patents, non-compete agreements and trademarks.

Restructuring and other income, net.    In 2002, changes in management estimates regarding certain restructuring reserves resulted in $1.3 million of income. The main component of the restructuring income related to a $1.0 million reserve reversal for the fourth quarter settlement of threatened litigation on the early termination of a warehouse lease.

In 2001, the Company recorded income of $0.5 million as a net result of the resolution of several items. $3.0 million of income was recorded from the favorable resolution of several restructuring matters. The favorable results came from higher than expected proceeds from the sale of the Company’s Leominster, Massachusetts manufacturing facility, the favorable settlement of a claim relating to abandoned enterprise planning systems and better than expected results from the sublease of vacated warehouse space. The favorable results offset first quarter 2001 charges totaling $2.5 million related to the decision to close the Leominster manufacturing and warehouse facilities.

Asset impairment charges.    Asset impairment charges in 2002 related to molds and tooling for products that were discontinued. Remaining book values were written down to the expected net present value of future cash flows from such products. There were no such charges in 2001.

Interest expense.    Interest expense of $13.8 million in 2002 decreased $4.5 million from $18.3 million in 2001. The decrease in interest expense is primarily due to the significant retirement of debt during the fifteen months ended December 28, 2002. Debt paydowns were due to the proceeds from the Sale of PI, improved operating results and reductions in average working capital.

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

The Company generates cash by the profitable sale of its products. Disbursements of cash for materials and services generally occur during the manufacturing and purchasing process, which is usually 30-90 days prior to sale. Collection of receivables generally occurs approximately 45-60 days after shipment. For certain large promotional items that typically ship in the fourth quarter, we begin building inventory in the second and third quarters. The inventory for these promotional items typically is not turned to cash until the first quarter. The timing of cash flows is further impacted by the semi-annual interest payments on the high-yield bonds. Interest payments of about $6.0 million occur in May and November. As a result of the operational seasonality and the timing of the interest payments, the Company normally has positive cash flow in the first quarter and negative cash flow for the balance of the year. In 2003, cash flow (defined as the change in net debt and cash) was positive

$9.4 million in the first quarter and was a negative $13.4 million for the last 9 months. Cash flow in the last nine months of the year benefited from a buy back of high-yield bonds. Bonds with a face value of $9.0 million were purchased at a total cost of $6.5 million, resulting in a $2.5 million overall reduction of debt.

Collection of receivables is highly dependent on the financial strength of the Company’s top three customers: Kmart, Wal-Mart, and Target. These three customers accounted for 73% of the Company’s net sales in 2003. To the extent that any of them fall into financial distress and fail to timely pay amounts due, it would have an adverse impact on ongoing operations.

In 2004, the Company’s expects that its cash usage will be similar to 2003. Significant sales growth is not expected, there are no current plans for significant expansion, no debt comes due and capital spending is expected to remain at about $6.5 million. There are plans, however, to increase the Company’s procurement of inventory manufactured outside the United States. This will likely result in higher inventories and additional risk of obsolescence. It is therefore likely that the Company will again have negative cash flow in 2004. Such negative cash flow would be funded by the Company’s asset based $50,000 Loan and Security Agreement (the “Loan Agreement”). Unused availability under the Loan Agreement was $35.1 million as of December 27, 2003, and there is expected to be sufficient financing capability to fund operations throughout 2004. There are no required debt principal repayments until May 2008.

During 2003, the Company’s cash and cash equivalents decreased to $0.8 million at December 27, 2003 from $4.0 million at December 28, 2002. The decrease in cash since December 28, 2002 is primarily the result of the Company’s loss from operations for the year. In addition, the buyback of high-yield bonds was financed with Loan Agreement borrowings. The Loan Agreement borrowings currently have interest rates that are about 600 basis points less than the high-yield bonds thus the buyback of bonds provided interest expense savings. Borrowings under the Company’s Loan Agreement increased $9.8 million during the year to fund the operating losses and the bond buybacks.

Although the Company reported an $11.3 million loss for the year, $18.0 million of the loss relates to non-cash charges for depreciation, amortization and valuation allowances for deferred tax assets. Working capital (excluding cash and short term debt) at December 27, 2003 was $28.9 million, up $2.1 million from December 28, 2002. Receivables decreased $0.9 million due to lower sales in the fourth quarter of 2003 as compared to the fourth quarter of 2002. Inventories decreased $6.4 million during the year due to reduced factory running rates in the fourth quarter and the pending closure of the Company’s Eagan, Minnesota warehouse. Current liabilities declined $10.6 million during the year due to a reduced need for volume rebate accruals and other sales program incentives on the Company’s reduced sales year to year, a reduction in incentive compensation accruals and a reduction in reserves for restructuring.

Capital spending for the year was $6.5 million as compared to $5.1 million in 2002. Capital spending was primarily related to new product tooling and normal replacement of equipment.

During the third quarter of 2003 the Company’s Board of Directors authorized the buyback of up to $15 million of the Company’s outstanding high-yield bonds. As of December 27, 2003 the Company had repurchased bonds at a cost of $6.5 million.

The Loan Agreement covenants require the Company to maintain excess availability at all times of at least $7.5 million. At December 27, 2003, the eligible asset base was $55.5 million. Thus, we could borrow up to $48 million under the Loan Agreement. At December 27, 2003, our borrowings under the Loan Agreement were $9.8 million and outstanding letters of credit totaled $3.1 million. Accordingly, we still had availability under the Loan Agreement of $35.1 million.

The Company was in compliance with all Loan Agreement covenants as of December 27, 2003.

On July 31, 2003, the Company and Fleet Capital Corporation entered into several amendments to the Company’s Loan Agreement. The amendments extend the life of the facility by 29 months to March 31, 2008 and also provide expanded definitions of availability. The amendments added approximately $13 million to net availability under the Loan Agreement.

On September 19, 2003, the Company and Fleet Capital Corporation entered into a fourth amendment to the Company’s Loan Agreement. The amendment significantly decreased the Company’s one financial covenant, cash interest coverage ratio, to accommodate management’s forecast of future operating results. The cash interest coverage ratio was reduced from 1.25 to 0.70 as of September 27, 2003, the end of the Company’s third fiscal quarter. The cash interest coverage ratio will remain at 0.70 until June 2004 at which point the ratio begins a quarterly increase until it returns to the 1.25 level in June 2005. The amendment had no impact on the Company’s borrowing base, line of credit or interest rates. At December 27, 2003, the Company’s cash interest coverage ratio was 1.25. The earnings component of the covenant is the trailing twelve-month earnings before interest, taxes, depreciation and amortization. Certain costs related to factory realignments are also excluded. For the twelve months ended December 27, 2003, the earnings component of the covenant was $16.3 million. For a definition of cash interest coverage ratio as it is used in the Loan Agreement, refer to the Company’s Current Report on Form 8-K filed on September 24, 2003.

The Company believes amounts available under the Loan Agreement, together with its existing cash and cash flow from operations, will provide sufficient capital to fund operations, make required interest payments and meet anticipated capital spending needs for the next 12 months.

The following is a table providing the aggregate annual contractual obligations of the Company including debt, capital lease obligations, future minimum rental commitments under operating leases and purchase obligations at December 27, 2003 and the effect such obligations are expected to have on our liquidity and cash flows in the future periods indicated.

Contractual Obligations	Payments Due by Period (in thousands)
	Total	1 year	2-3 years	4-5 years	After 5 years
Revolving line of credit	$9,811	$9,811	$—	$—	$—
Long-term debt	116,050	—	—	116,050	—
Capital lease obligations	13,887	944	1,870	1,846	9,227
Minimum rental commitments under operating leases	21,444	5,131	8,516	5,661	2,136
Purchase obligations (estimated) (1)	33,832	33,832	—	—	—

Total contractual cash obligations	$195,024	$49,718	$10,386	$123,557	$11,363

(1)	The Company has entered into a commitment to purchase certain minimum annual volumes of plastic resin at formula-based prices. The agreement expires in December 2004. Future related minimum commitments to purchase plastic resin, assuming January 2004 price levels, are $33.8 million in 2004. The purchase commitment pricing is not tied to fixed rates; therefore, the Company’s results of operations or financial position could be affected by significant changes in the market cost of plastic resin. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Commodity Risk”, which is incorporated herein by reference, for further details.

	Financing commitments expiring by period (in thousands)
	Total	1 year	2-3 years	4-5 years	After 5 years
Standby letters of credit	$3,100	$3,100	$—	$—	$—

Off-Balance Sheet Transactions

The Company does not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, or results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Standards

Refer to Note 1 in the Consolidated Financial Statements for further information regarding recent accounting standards.

Related Party Transactions

Mr. Jeffrey Rubenstein, a former director of the Company, is the executor and trustee of certain estates and trusts (the “Trusts”) which lease a facility to the Company. In addition, Mr. Rubenstein is a partner in a law firm that is the Company’s primary outside general counsel. Mr. Rubenstein is responsible for overseeing all legal work performed by the law firm on the Company’s behalf. Mr. Rubenstein had been a director since September 1986 until his resignation on November 7, 2003. Until his resignation, Mr. Rubenstein was also a member of the Compensation Committee of the Board of Directors. Until August 13, 2002, Mr. Rubenstein was also a member of the Audit Committee of the Board of Directors. Payments made to the law firm were $150,000 in 2003, $331,000 in 2002 and $455,000 in 2001.

The Trusts own the Company’s Chicago headquarters, manufacturing and distribution facility. The Company leases the facility from the Trusts under a lease that expires in July 2020. The Company has options to extend the lease as well as an option to purchase the facility. The lease was last amended in October 1998. The Board of Directors has approved the lease and its amendments. Lease payments made to the Trusts were $922,000 in 2003, $909,000 in 2002 and $848,000 in 2001.

The Company believes that the terms of all transactions with the law firm and the Trusts are “arms length”. In accordance with revised Nasdaq listing standards, the Company has adopted a policy to conduct an appropriate review of all “related party transactions” (as defined in Nasdaq rules) for potential conflict of interest situations on an ongoing basis and to require all such related party transactions to be approved by the Company’s audit committee comprised solely of independent directors.

Business Risks and Management Outlook

•	The Company’s largest customer in 2003 was Kmart. The Company’s net sales to Kmart were $77 million in 2003 and $74 million in 2002, even though Kmart reduced its store count by 18% during 2003. After emerging from bankruptcy in May 2003, Kmart has improved its financial performance and has operated within its financial covenants. However, Kmart continues to experience declines in same store sales and its long term viability cannot be assured. Kmart has paid all of its current obligations to the Company on time and we do not believe that Kmart’s current situation will negatively impact the Company in the near term. Given the size of the Company’s sales to Kmart, future results may be either favorably or unfavorably impacted by any number of factors related to the retailer. Should Kmart again enter into bankruptcy, the negative impact on sales and cash flow could have an adverse impact on the Company.

•

Historically, plastic resin has represented approximately 20% to 25% of the Company’s cost of goods sold. In 2003, the percentage increased to 30% due to higher plastic resin costs and usage. Plastic resin costs are impacted by several factors outside the control of the Company including supply and demand characteristics, oil and natural gas prices and the overall health of the economy. Any of these factors could potentially have a positive or negative impact on plastic resin prices and the Company’s profitability. Resin costs in 2003 were approximately 17% per pound higher than our five year historic averages and 20% per pound over 2002. Resin costs are expected to increase during 2004. We expect that first quarter results in 2004 as compared to the first quarter of 2003 will be negatively affected. While we will make every effort to recover the higher cost of plastic resin, there is no assurance that future resin cost increases can be passed on to customers.

•	On January 31, 2004, the Company closed its Eagan, Minnesota manufacturing and warehouse facility. This closure was done to reduce operating costs and utilize capacity in the Company’s other injection molding plants. The Company expects to realize annual cash savings as a result of the plant closing and currently estimates that the cash savings in the first year will be approximately $2 million (excluding plant closing costs). However, the process of closing facilities, moving equipment and reallocating production and sourcing capabilities often involves unforeseen difficulties and may require a disproportionate amount of the Company’s financial and other resources, including management time. Accordingly, there can be no assurance that the Company will not incur unanticipated plant closing costs or experience unanticipated difficulties and costs associated with the relocation of equipment or the manufacture or sourcing of products, any of which could have a material adverse effect on the Company’s anticipated cash savings.

•	The Company currently manufacturers the majority of its laundry products in the U.S. and Mexico. Management believes that its current manufacturing structure provides increased flexibility to meet customer needs. All of the Company’s major laundry competitors rely heavily on foreign sourced products. Such products are produced in several countries, including a significant portion from China. These foreign sourced competitive products have been introduced at selling prices below ours. This has caused our profit margins and market share to decline. We have initiated many cost cutting and other steps to protect our market share and profit margins. We are also aggressively pursuing the increased importation of certain laundry products. We will continue to analyze the competitiveness of our North American based laundry manufacturing operations.

In addition, the Company filed an action with the U.S. International Trade Commission (ITC) and the U.S. Department of Commerce (Commerce) on June 30, 2003 seeking relief from a surge in the importation of illegally priced Chinese ironing boards. The Company’s petition demands the imposition of antidumping duties on the imported Chinese ironing boards. On August 14, 2003, ITC preliminarily determined that there is a reasonable indication that an industry in the United States is threatened with material injury by reason of imports of ironing boards from China. On January 27, 2004, Commerce announced that ironing boards from China are being sold, or are likely to be sold, in the United States at less than fair value. Estimated duty rates ranging from 7.66% to 153.76% were assigned. Commerce is scheduled to issue its final determination in the antidumping investigation on these imports on or about June 11, 2004. ITC is scheduled to issue its final determination on or about July 26, 2004. An affirmative injury or threat determination by ITC will require Commerce to publish an antidumping order, paving the way for the government’s collection of antidumping duties. The deadlines may be extended under the governing statute and there can be no assurance as to the timing or outcome of this proceeding, including whether or not the assigned duty rates will ultimately survive review and appeal.

The Company will continue to vigorously pursue this matter, which will require it to devote financial and other resources, including management time and legal expenses.

•	The Company’s three largest customers all have unique aspects that require additional packaging, handling and technical support. Distribution systems are constantly evolving as retailers search for additional costs to remove from the distribution system. A coming technology is radio frequency identification (RFID) which attaches a computer chip to each product. This chip gives off a radio signal that can be tracked by the retailer for inventory and sale purposes. RFID has the potential to replace current bar code technology. Wal-Mart has indicated that vendors should prepare for a conversion to RFID technology over the next 2 years. The cost to transition to RFID is unknown but is expected to be significant. It is likely that retailers will expect vendors to fund the RFID changes. The transition to RFID is expected to occur in the next 2-3 years.

•	As a result of operating losses and restructuring write-offs in prior years, the Company has significant tax loss carryforwards. These carryforwards may be used to reduce taxable income in future periods. The Company had tax loss carryforwards of $51 million which expire in years 2010 through 2023 (amount includes carryforwards of $9 million subject to annual limitation) as of December 27, 2003. The tax loss carryforwards are expected to increase in 2004. These tax loss carryforwards may be used to reduce taxes in the future. However, there is no assurance that future income will be sufficient to utilize these tax loss carryforwards. Our ability to use these operating loss carryforwards to offset any future taxable income depends on a variety of factors, including possible limitations on usage under Internal Revenue Code Section 382.

•	The Company is highly leveraged with total debt representing nearly two times our net tangible assets. Although $116 million of the Company’s outstanding debt at December 27, 2003 is at fixed rates, any deterioration in our business could lead to additional borrowings at adjustable rates. Thus a deterioration of our business combined with a significant change in interest rates could materially impact earnings and cash flow. Furthermore, the financial and operating covenants related to the Company’s debt agreements place some restrictions on operations. During all of 2003, the Company operated within its financial and operating covenants, which were amended during the third quarter of 2003, and expects to continue to operate within the covenants during 2004.

•	The Company’s Loan Agreement with Fleet Capital takes into account seasonal fluctuations and changes to the Company’s collateral base. Because the financing is asset based, availability of funds to borrow is dependent on the quality of the Company’s asset base, primarily its receivables and inventory. Should Fleet Capital determine that such assets do not meet the bank’s credit tests, availability can be restricted. Given the Company’s retail customer base, it is possible that certain customers could be excluded from the asset base thus reducing credit availability.

•	In an environment where customers largely control selling prices and vendors largely control raw material costs, sustained profitability and cash flow is a challenging goal. We will continue to focus on controlling our costs of production and holding operating expenses to below industry levels. In 2003, the throughput of our molding plants increased 15% demonstrating improved efficiencies. Unfortunately, this benefit was offset by higher raw material costs and declining selling prices. We also intend to continue to develop new products and categories, as management believes that such items have a slightly better opportunity for reasonable profit margins. Given the declining profitability of certain products and the increasing cost of raw materials, we will be announcing selective price increases. The success of these price increases is predicated on the competitive market place. If such price increases are not successfully implemented, certain products will be discontinued.

•	Given the Company’s line of credit availability, management may from time-to-time look at opportunities to buy its high-yield bonds. A buyback might be done if such transactions are accretive to shareholders through either a reduction of interest expense or a buyback of bonds at a discount.

•	Management believes that acquisitions provide an opportunity to meaningfully grow the Company’s sales and profits. We expect to consider acquisition opportunities that are synergistic to existing operations.

Forward-Looking Statements

This annual report on Form 10-K, including “General Development of Business,” “Properties,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally may be identified by the use of terminology such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” or similar phrases or the negatives of such terms. Such statements are based on management’s current expectations and are subject to risks, uncertainties and assumptions, including those identified below and in the foregoing “Business Risks and Management Outlook”, as well as other matters not yet known to the Company or not currently considered material by the Company, which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to:

•	general economic conditions and conditions in the retail environment

•	the Company’s dependence on a few large customers

•	price fluctuations in the raw materials used by the Company, particularly plastic resin

•	competitive conditions in the Company’s markets

•	the impact of the level of the Company’s indebtedness

•	restrictive covenants contained in the Company’s various debt documents

•	the seasonal nature of the Company’s business

•	fluctuations in the stock market

•	the extent to which the Company is able to retain and attract key personnel

•	relationships with retailers

•	the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company)

•	our ability to develop and introduce new products and product modifications necessary to remain competitive

•	other factors discussed in “Business Risks and Management Outlook” above

Given these risks and uncertainties, investors are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements do not guarantee future performance. The Company’s operating results may fluctuate, especially when measured on a quarterly basis. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission. Such reports attempt to advise interested parties of the factors that affect the Company’s business.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risks from changes in interest rates and commodity based raw materials (primarily resin, steel and fabric).

Interest Rate Risk. The Company’s Loan and Security Agreement is LIBOR-based and is subject to interest rate movements. A 10% increase or decrease in the average interest rate on the Company’s variable rate debt would result in a change in pretax interest expense of less than $0.1 million, based upon borrowings outstanding at December 27, 2003.

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

The Company has entered into a commitment to purchase certain minimum annual volumes of plastic resin at formula-based prices. The agreement expires in December 2004. Future related minimum commitments to purchase plastic resin, assuming current price levels, is approximately $34 million in 2004. In the event there is a major change in economic conditions affecting the Company’s overall annual plastic resin volume requirements, the Company and the vendor will mutually agree on how to mitigate the effects on both parties. Mitigating actions include deferral of product delivery within the agreement term, agreement term extension and/or elimination of excess quantities without liability.

Item 8.	Financial Statements and Supplementary Data.

The following pages contain the Financial Statements and Supplementary Data as specified by Item 8 of Part II of Form 10-K.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders

    Home Products International Inc.:

We have audited the accompanying consolidated balance sheets of Home Products International, Inc. and subsidiary (Company) as of the end of fiscal years 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The 2001 consolidated financial statements of the Company were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the revisions described in Notes 1 and 7 to the consolidated financial statements, in their report dated February 8, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home Products International Inc. and subsidiary as of the end of fiscal years 2003 and 2002, and the results of their operations and their cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Home Products International, Inc. and subsidiary for fiscal year 2001, were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been revised to reclassify the early extinguishment of debt as required by Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections”, which was adopted by the Company in fiscal year 2003. As described in Note 7, these consolidated financial statements have been revised to include the transitional disclosures required by SFAS No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of the beginning of fiscal year 2002. In our opinion, the disclosures for fiscal year 2001 in Notes 1 and 7 and the reclassification of the early extinguishment of debt are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of Home Products International, Inc. and subsidiary other than with respect to such disclosures and reclassifications and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

Chicago, Illinois

February 6, 2004

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

ARTHUR ANDERSEN LLP

Chicago, Illinois

February 8, 2002

Note: This is a copy of the Audit Report previously issued by Arthur Andersen LLP in connection with Home Products International, Inc. filing on Form 10-K for the fiscal year ended December 29, 2001. This Audit Report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K for the fiscal year ended December 27, 2003. For further discussion, see Exhibit 23.2 which is filed herewith and hereby incorporated by reference into the Form 10-K for the fiscal year ended December 27, 2003 of which this report forms a part.

HOME PRODUCTS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	As of Fiscal Year End
	2003	2002
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$797	$3,974
Accounts receivable, net of allowance for doubtful accounts and deductions of $4,824 at December 27, 2003 and $6,839 at December 28, 2002	47,963	48,937
Inventories	17,903	25,357
Deferred income taxes	—	2,559
Prepaid expenses and other current assets	2,421	1,879

Total current assets	69,084	82,706

Property, plant and equipment—at cost	91,647	91,917
Less accumulated depreciation and amortization	(58,835)	(54,728)

Property, plant and equipment, net	32,812	37,189

Deferred income taxes	—	5,207
Patents and non-compete agreements, net	608	1,111
Goodwill, net	73,752	73,752
Other non-current assets	4,019	3,553

Total assets	$180,275	$203,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit and other current debt	$9,969	$158
Accounts payable	21,425	22,986
Accrued liabilities	17,976	28,993

Total current liabilities	49,370	52,137

Long-term obligations—net of current debt	120,578	129,621
Other long term liabilities	3,986	4,293
Stockholders’ equity:
Preferred stock—authorized, 500,000 shares, $.01 par value; none issued	—	—
Common stock—authorized 15,000,000 shares, $.01 par value; 8,687,828 shares issued at December 27, 2003 and 8,671,079 shares issued at December 28, 2002	87	87
Additional paid-in capital	50,077	50,036
Accumulated deficit	(37,295)	(25,958)
Common stock held in treasury—at cost (822,394 shares at December 27, 2003 and December 28, 2002)	(6,528)	(6,528)
Unearned employee benefits	—	(170)

Total stockholders’ equity	6,341	17,467

Total liabilities and stockholders’ equity	$180,275	$203,518

The accompanying notes are an integral part of the consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2003	2002	2001
	(in thousands, except per share amounts)
Net sales	$233,602	$249,192	$249,721
Cost of goods sold	197,560	190,705	188,299
Special income, net	—	(106)	(414)

Gross profit	36,042	58,593	61,836
Operating expenses:
Selling and marketing	17,054	17,233	17,886
General and administrative	12,747	13,496	19,024
Amortization of intangible assets	503	505	3,190
Restructuring and other income, net	(1,245)	(1,303)	(480)
Asset impairment charges	—	567	—

	29,059	30,498	39,620

Operating profit	6,983	28,095	22,216

Other income (expense):
Interest income	64	86	38
Interest expense	(13,653)	(13,823)	(18,284)
Other income, net	2,140	473	13,985

	(11,449)	(13,264)	(4,261)

Earnings (loss) before income taxes	(4,466)	14,831	17,955
Income tax expense	(6,871)	(527)	(975)

Net earnings (loss)	$(11,337)	$14,304	$16,980

Net earnings (loss) per common share—basic	$(1.42)	$1.83	$2.24

Net earnings (loss) per common share—diluted	$(1.42)	$1.73	$2.19

The accompanying notes are an integral part of the consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Common Stock Held In Treasury (At Cost)	Unearned Employee Benefits	Total
Balance at December 30, 2000	$—	$86	$49,811	$(57,242)	$(6,528)	$(624)	$(14,497)

Net earnings	—	—	—	16,980	—	—	16,980
Issuance of 81,427 shares in connection with various stock plans	—	1	109	—	—	—	110
Amortization of deferred compensation	—	—	—	—	—	227	227

Balance at December 29, 2001	$—	$87	$49,920	$(40,262)	$(6,528)	$(397)	$2,820

Net earnings	—	—	—	14,304	—	—	14,304
Issuance of 50,023 shares in connection with exercise of stock options and various stock plans	—	—	116	—	—	—	116
Amortization of deferred compensation	—	—	—	—	—	227	227

Balance at December 28, 2002	$—	$87	$50,036	$(25,958)	$(6,528)	$(170)	$17,467

Net loss	—	—	—	(11,337)	—	—	(11,337)
Issuance of 16,806 shares in connection with exercise of stock options and various stock plans	—	—	41	—	—	—	41
Amortization of deferred compensation	—	—	—	—	—	170	170

Balance at December 27, 2003	$—	$87	$50,077	$(37,295)	$(6,528)	$—	$6,341

The accompanying notes are an integral part of the consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2003	2002	2001
	(in thousands)
Operating activities:
Net earnings (loss)	$(11,337)	$14,304	$16,980
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Non-cash restructuring income and asset impairment charges, net	(1,986)	(842)	—
Depreciation and amortization	10,322	10,416	13,379
Amortization of restricted stock compensation	170	227	227
Gain on the sale of the servingware product line	—	(663)	(14,489)
Gain on bond buyback	(2,258)	—	—
Charge on early retirement of debt	—	—	598
Loss on the abandonment of assets	45	169	—
Decrease in deferred income taxes	7,766	435	—
Other operating activities, net	512	936	473
Changes in assets and liabilities, excluding acquisitions and divestitures:
(Increase) decrease in accounts receivable	889	(14,588)	6,727
(Increase) decrease in inventories	6,427	(7,493)	7,238
Decrease in prepaids and other current assets	485	396	1,064
Increase (decrease) in accounts payable	(1,561)	6,152	(2,189)
Decrease in accrued liabilities	(9,031)	(653)	(6,682)

Net cash provided by operating activities	443	8,796	23,326

Investing activities:
Proceeds on sale of the servingware product line, net	—	—	69,501
Proceeds on sale of building	—	—	1,218
Capital expenditures, net	(6,467)	(5,084)	(5,213)

Net cash (used for) provided by investing activities	(6,467)	(5,084)	65,506

Financing activities:
Borrowings (payments) under loan and security agreement	9,811	(859)	859
Bond buyback at cost	(6,692)	—	—
Payment of debt issuance costs	(220)	—	—
Payments under revolving line of credit	—	—	(50,000)
Payments – $50,000 Term Loan	—	—	(40,500)
Payments on Industrial Revenue Bonds	—	—	(1,200)
Payment of capital lease obligation	(93)	(86)	(163)
Exercise of common stock options and issuance of common stock under various stock plans	41	116	111

Net cash provided by (used in) financing activities	2,847	(829)	(90,893)

Net increase (decrease) in cash and cash equivalents	(3,177)	2,883	(2,061)
Cash and cash equivalents at beginning of year	3,974	1,091	3,152

Cash and cash equivalents at end of year	$797	$3,974	$1,091

Supplemental disclosures:
Cash paid during the year for:
Interest	$13,196	$13,125	$17,017

Income taxes, net	$79	$317	$746

Non-cash financing activities:
Capital lease obligations incurred	$—	$73	$—

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

Fiscal Year.

The Company reports on a 52/53 week fiscal year. References to 2003 are for the fifty-two weeks ended December 27, 2003, 2002 is for the fifty-two weeks ended December 28, 2002 and 2001 is for the fifty-two weeks ended December 29, 2001.

Principles of Consolidation.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary (“Home Products International – North America, Inc.”) All significant intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition.

The Company recognizes revenues and freight billed to customers upon shipment and after the transfer of all substantial risks of ownership. Allowances for estimated returns, discounts and retailer programs are recognized as a reduction of sales when the related sales are recorded and are based on various market data, historical trends and information from customers. Although the best available information is used to establish the allowances, such information is often based on estimates of retailer recovery rates. Retailer recovery can sometimes take up to several years depending on the particular program. Allowances are reviewed quarterly and are adjusted based on current estimates of retailer recovery. Due to changes in estimates, changes in retailer activity and the length of time required for many programs to run their course, it is possible for reserve activity to impact earnings in either a positive or negative manner in any given period.

Research and Development.

Research and development costs are expensed as incurred and amounted to approximately $900 in 2003, $900 in 2002 and $600 in 2001. These costs are classified as selling and marketing in the Company’s consolidated statements of operations

Cash and Cash Equivalents.

The Company considers all highly liquid, short-term investments with an original maturity of three months or less, to be cash equivalents.

Inventories.

Inventories are stated at the lower of cost or net realizable value with cost determined on a first in, first out (FIFO) basis.

Accounts Receivable and Allowance for Doubtful Accounts.

The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. The Company periodically evaluates the collectibility of its accounts receivable based upon an analysis of historical trends, aging of accounts receivable, write-off experience and credit evaluations of selected high risk customers. Delinquent accounts are written off to selling, general and administrative expense when circumstances make further collection unlikely. In the event of a specific customer bankruptcy or reorganization, specific allowances are established to write down accounts receivable to the level of anticipated recovery. The Company may consult with third-party purchasers of bankruptcy receivables when establishing specific allowances.

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

The estimated service lives for financial statement purposes of the fixed assets are as follows:

Buildings	30 years
Land and building under capital lease	lease term
Machinery, equipment and vehicles	3 – 8 years
Tools, dies and molds	5 years
Furniture, fixtures and office equipment	2 – 8 years
Leasehold improvements	remaining lease term

Goodwill, Patents and Non-Compete Agreements.

Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible and intangible assets acquired. Goodwill was amortized over a period not to exceed forty years using the straight-line method until the end of 2001. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under this rule, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests, at least annually, in accordance with the SFAS No. 142 (See Note 7 Goodwill and Patents and Non-Compete Agreements).

Covenants not to compete are amortized on a straight-line basis over the terms of the respective agreements. Patents, royalty rights, trademarks acquired and licensing agreements are amortized over their estimated useful lives ranging from seven to fourteen years.

Long-Lived Assets.

The Company reviews long-lived assets, including fixed assets and intangible assets with definitive lives (patents and non-compete agreements) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company follows the guidance provided by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including historical earnings and projected operating results, applicable net operating loss carryforward expiration dates, and identified actions under the control of the Company in realizing the associated carryforward benefits. SFAS No. 109 further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years and current operating losses. Therefore, cumulative and current operating losses weigh heavily in the overall assessment. The Company expects to provide a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained.

Until an appropriate level of profitability is reached, the Company does not expect to recognize any significant tax benefits in future results of operations.

Disclosures about Fair Value of Financial Instruments.

Cash Equivalents, Accounts Receivable and Accounts Payable – The carrying amounts approximate fair value because of the short-term nature of these instruments.

Variable Rate Debt – Revolving line of credit is pursuant to floating rate instruments whose carrying amounts approximate fair value.

Long-term Debt – The fair value of the Company’s long-term debt issued under the senior subordinated notes (see Note 10 for additional information) was approximately $75,400 at December 27, 2003, based on quoted market prices.

Stock Options and Restricted Stock Plans.

SFAS No. 123, “Accounting for Stock-Based Compensation” encourages companies to adopt a fair value approach to valuing stock-based compensation that would require compensation cost to be recognized based upon the fair value of the stock-based instrument issued. The Company has elected, as permitted by SFAS No. 123, to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Based Compensation” and the related interpretations in accounting for stock option awards under the stock option plans. Under APB Opinion No. 25, compensation expense is recognized if the market price on the date of grant exceeds the exercise price. All options granted by the Company have been granted at the market price of stock on the date of grant. The fair value of these stock options was estimated at the date of grant using a Black- Scholes option pricing model. The following table shows the effect on net earnings and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123.

	2003	2002	2001
Net earnings (loss) as reported	$(11,337)	$14,304	$16,980
Less: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	189	187	133

Pro forma net earnings (loss)	$(11,526)	$14,117	$16,847

Basic earnings (loss) per common share – as reported	$(1.42)	$1.83	$2.24

Basis earnings (loss) per common share – pro forma	(1.44)	1.81	2.23

Diluted earnings (loss) per common share – as reported	$(1.42)	$1.73	$2.19

Diluted earnings (loss) per common share – pro forma	(1.44)	1.70	2.17

No stock options were granted in 2003. Stock options and restricted stock awards were granted pursuant to the 1999 Performance Incentive Plan in 2002 and 2001 (see Note 13 for additional information).

The Company’s weighted-average assumptions consisted of the following:

	2002	2001
Dividend yield	0.0%	0.0%
Stock price volatility factor	0.74	0.71
Weighted-average expected life (years)	5	5
Weighted-average fair value of options granted-stock price equals grant price	$2.64	$1.65
Weighted-average risk-free interest rate	4.5%	5.3%

Recent Accounting Standards.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, which required that all gains and losses from extinguishment of debt be reported as extraordinary items. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 must be applied in fiscal years beginning after May 15, 2002. Previously recorded losses on the early extinguishment of debt that were classified as an extraordinary item in prior periods are reclassified to other income (expense), net. The adoption of SFAS No. 145 had no effect on the Company’s financial position, results of operations, or liquidity but did result in a reclassification of the $598 charge to other expense on the Company’s consolidated statement of operations for 2001.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and was effective for the Company for exit or disposal activities initiated after December 28, 2002. The Company adopted this statement effective December 29, 2002 and has accounted for the Eagan facility shutdown in 2003 in accordance with SFAS No. 146.

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

During 2001, PI contributed net sales of $19,168 and operating profits of $3,660.

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

Note 3.	Eagan Shutdown

On July 29, 2003, the Company announced its intention to close its Eagan, Minnesota manufacturing and warehouse facility as of January 31, 2004 (“Eagan Shutdown”). This closure is being done to reduce operating costs and utilize capacity in the Company’s other injection molding plants. The Company identified a total of approximately 130 hourly and salaried employees to be terminated as part of the Eagan Shutdown. The total cost of the Eagan Shutdown is expected to be approximately $2,500 of which $1,400 is associated with the accelerated depreciation of property, plant and equipment that will be sold or abandoned at the time the Company exits the Eagan facility. Remaining expenditures relate primarily to employee severance, retirement fringes and the relocation of equipment and inventory. Eagan Shutdown charges for 2003 are included in cost of goods sold.

Description of Reserves	Reserve Balance at 2002	Charged to Earnings 2003	Cash Utilization	Non-Cash Utilization	Reserve balance at 2003
Employee separations	$—	$562	$(134)	$—	$428
Retirement fringe benefits	—	(741)	—	741	—
Other	—	484	(484)	—	—

Total costs	$—	$305	$(618)	$741	$428

Accelerated depreciation	—	1,396	—	(1,396)	—

Total Eagan Shutdown charges	$—	$1,701	$(618)	$(655)	$428

The components of the charge for 2003 included:

•	Employee separation charges associated with approximately 130 salaried and hourly employees. The majority of the separations were completed during the fourth quarter of 2003;

•	Due to the closure of the plant, retirement accruals of $741 are no longer needed and were reversed to income;

•	Other costs primarily relate to minor costs associated with the Eagan plant closure and costs associated with the relocation of equipment and inventory that have been incurred; and

•	Charges associated with the accelerated depreciation of property, plant and equipment that will be sold or abandoned at the time the Company exits the Eagan facility.

Eagan Shutdown reserves will be reevaluated as plans are being executed. As a result, there may be changes in estimates.

Note 4.	Special, Restructuring and Other Charges Update

During 2000 and 2001, the Company implemented a restructuring plan to reduce fixed costs and better position the Company for sustained profitability. The restructuring plan entailed the closure of the Leominster, Massachusetts manufacturing and warehouse facilities, reconfiguration of remaining manufacturing facilities, a reduction in headcount and a realignment of the selling process. The restructuring charges were accounted for under EITF No. 94-3. The Company identified a total of 124 hourly and salaried Leominster employees to be terminated in accordance with the 2001 restructuring initiatives. All planned restructuring initiatives were completed in 2001.

On a quarterly basis, the Company’s reviews remaining accrual balances related to these actions and adjusts them to its best estimate of remaining cost.

2003 Activity

A change in management’s estimates resulted in the recognition of $1,245 of income in the fourth quarter of 2003. The income was related to the reversal of reserves established for excess capacity costs. In the fourth quarter of 2003, it was determined that such excess capacity would be needed to accommodate our plastics business. The $ 1,245 of income was recorded as Restructuring and Other Income. This item is referred to herein as the “2003 Adjustment”.

Restructuring reserves were determined based on estimates prepared at the time the restructuring actions were approved by management and also reflect any subsequent changes in management estimates. Restructuring reserves of $273, as of December 27, 2003, are considered adequate. Total net cash outlays were $644 during 2003. Restructuring reserve balances as of 2002, activity during 2003 and restructuring reserve balances as of 2003, were as follows:

	Reserve balance at 2002	Change in estimate during 2003	Amounts utilized in 2003	Reserve balance at 2003
Inventory	$27	$—	$(27)	$—
Leased plant and facilities	1,821	(1,245)	(566)	10
Obsolete and duplicate leased assets	289	—	(76)	213
Employee related costs	52	—	(2)	50

	$2,189	$(1,245)	$(671)	$273

As of December 27, 2003, leased plant and facilities reserves of $10 related to facility repairs; obsolete and duplicate leased assets reserves of $213 are related to future minimum lease payments on machinery and equipment no longer used in the Company’s manufacturing process and employee related reserves of $50 are primarily related to employee severance and benefits.

2002 Activity

In 2002, a change in management estimates resulted in a $1,409 reversal to income. The change in management estimates resulted in a decrease to inventory liquidation allowances due to higher recovery values on disposed inventory. Additional changes in estimates were related to threatened litigation on the early termination of a warehouse lease, employee benefit items and other matters.

The inventory liquidation adjustment of $106 is deemed to be Special Income and $1,303 is Restructuring and Other Income. The two items together are referred to herein as the “2002 Adjustments”.

Restructuring reserve balances as of 2001, activity during 2002 and restructuring reserve balances as of 2002, were as follows:

	Reserve balance at 2001	Change in estimate during 2002	Amounts Utilized in 2002	Reserve balance at 2002
Inventory	$278	$(106)	$(145)	$27
Leased plant and facilities	3,116	(948)	(347)	1,821
Obsolete and duplicate leased assets	373	—	(84)	289
Employee related costs	50	46	(44)	52
Other	412	(401)	(11)	—

	$4,229	$(1,409)	$(631)	$2,189

2001 Activity

During the first quarter of 2001, the Company closed its Leominster, MA manufacturing and warehouse facilities. Accordingly, the Company recorded additional pretax charges of $2,593. These charges were comprised of (i) charge to relocate and liquidate inventory at Leominster and other facilities, (ii) charge for the relocation of machinery and equipment used at the Leominster facilities and other facilities, (iii) charge for lease termination and sub-lease costs, (iv) charge to write off obsolete and duplicate assets that were used at the Leominster facility and other facilities, (v) charge for employee related severance costs, and (vi) adjustment for other related restructuring actions.

In the fourth quarter of 2001, the Company performed a detailed review of remaining reserve balances. Due to the favorable resolution of several matters, the Company concluded that certain reserves related to the special, restructuring and other charges recorded in the first quarter of 2001 and prior years were no longer required. Accordingly, reserves totaling $3,487 were reversed to income during 2001.

The net impact was a reduction of expenses of $894, of which $414 was deemed to be Special Charges (Income) and $480 as Restructuring and Other Charges (Income). The two items together are referred to herein as the “2001 Charges”.

Total net cash outlays were $3,717 in 2001. Restructuring reserve balances as of 2000, activity during 2001 and restructuring reserve balances as of 2001, were as follows:

	Reserve balance at 2000	Additional charge during 2001	Change in estimate during 2001	Amounts utilized in 2001	Reserve balance at 2001
Inventory	$2,956	$110	$(524)	$(2,264)	$278
Leased plant and facilities	3,950	2,150	(1,865)	(1,119)	3,116
Obsolete and duplicate leased assets	1,746	29	(910)	(492)	373
Employee related costs	910	341	(85)	(1,116)	50
Other	976	(37)	(103)	(424)	412

	$10,538	$2,593	$(3,487)	$(5,415)	$4,229

Note 5.	Inventories

The components of the Company’s inventory consist of direct labor, direct materials and the applicable portion of overhead required to manufacture the goods.

	2003	2002
Finished goods	$13,562	$17,611
Work-in-process	849	1,891
Raw materials	3,492	5,855

Inventories	$17,903	$25,357

Note 6.	Property, Plant and Equipment

The components of property, plant and equipment were as follows:

	2003	2002
Buildings and land	$11,876	$13,185
Land and building under capital lease	4,168	4,168
Machinery, equipment and vehicles	26,009	27,744
Tools, dies and molds	33,455	29,511
Furniture, fixtures and office equipment	10,674	11,356
Leasehold improvements	5,008	5,417
Construction in progress	457	536

	91,647	91,917
Less accumulated depreciation and amortization	(58,835)	(54,728)

Property, plant and equipment, net	$32,812	$37,189

Depreciation expense for 2003, 2002 and 2001 was $9,819, $9,911 and $10,189, respectively.

Note 7.	Goodwill and Patents and Non-Compete Agreements

Goodwill relates to the excess of purchase price over the fair value of tangible and identifiable intangible assets acquired. Goodwill is no longer amortized, but rather is tested at least annually for impairment. During the first quarter of 2003 and 2002, the Company performed its annual impairment test, which indicated that the Company’s goodwill was not impaired. The Company also performed an impairment test during the third quarter of 2003, which indicated that the Company’s goodwill was not impaired. As of December 27, 2003 and December 28, 2002, the carrying amount of goodwill was $73,752.

Patents and non-compete agreements are amortized over their useful lives, and are evaluated annually to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Patents and non-compete agreements consist of the following:

	Average Life (Yrs)	2003		2002
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	7 to 14	$1,008	$(807)	$1,008	$(710)
Non-compete agreements	10	2,928	(2,521)	2,928	(2,115)

Total		$3,936	$(3,328)	$3,936	$(2,825)

As of December 27, 2003 and December 28, 2002, the net book value of patents and non-compete agreements was $608 and $1,111, respectively. Aggregate patents and non-compete agreements amortization expense for the 2003 and 2002 was $503 and $505, respectively.

Estimated patents and non-compete agreements amortization expense for the next two fiscal years based on patents and non-compete agreements at December 27, 2003 is as follows:

Fiscal Year Expense	Estimated Amortization Expense
2004	$505
2005	$103

The Company’s pro forma information for goodwill that is no longer being amortized effective December 30, 2001, consisted of the following:

	2003	2002	2001
Reported net earnings (loss)	$(11,337)	$14,304	$16,980
Add back goodwill amortization	—	—	2,582

Pro forma net earnings (loss)	$(11,337)	$14,304	$19,562

Reported basic net earnings (loss) per share	$(1.42)	$1.83	$2.24
Add back goodwill amortization	—	—	0.34

Pro forma basic net earnings (loss) per share	$(1.42)	$1.83	$2.58

Reported diluted net earnings (loss) per share	$(1.42)	$1.73	$2.19
Add back goodwill amortization	—	—	0.33

Pro forma diluted net earnings (loss) per share	$(1.42)	$1.73	$2.52

Weighted average shares:
Basic	7,975	7,804	7,564
Diluted	7,975	8,287	7,755

Note 8.	Other Non-Current Assets

Other non-current assets consist of the following:

	2003	2002
Deferred financing fees, net of accumulated amortization of $2,800 at December 27, 2003 and $2,109 at December 28, 2002	$2,115	$2,587
Other assets	1,904	966

	$4,019	$3,553

Note 9.	Accrued Liabilities

Accrued liabilities consist of the following:

	2003	2002
Compensation and other benefits	$3,080	$7,655
Sales incentives and commissions	7,734	12,488
Income taxes payable and taxes other than income taxes	2,059	2,445
Restructuring	701	2,162
Interest payable	1,342	1,453
Other	3,060	2,790

	$17,976	$28,993

Note 10.	Long-term obligations

Long-term obligations consist of the following:

	2003	2002
Loan and security agreement, variable rate, due March 31, 2008	$9,811	$—
Senior Subordinated Notes, 9.625%, due 2008	116,050	125,000
Capital lease obligations	4,686	4,779

	130,547	129,779
Less current debt	(9,969)	(158)

	$120,578	$129,621

Loan and security agreement, variable rate, due March 31, 2008

On October 31, 2001 the Company entered into an asset based $50,000 Loan and Security Agreement (the “Loan Agreement”) with Fleet Capital Corporation (“Fleet Capital”) as its sole lender. The Loan Agreement is secured by all of the Company’s assets. Borrowings are limited to the lesser of $50,000 or a specified percentage of the collateralized asset base. Borrowings under the Loan Agreement bear interest at an annual rate, at the option of the Company, of either (i) prime plus a margin of 0.25%-0.75%, or (ii) LIBOR plus a margin 2.25%-2.75%. The interest rate margins are adjusted quarterly based on the Company’s borrowing levels. At December 27, 2003 and December 28, 2002, the interest rate margins were 0.25% and 2.25%, respectively. The Company must pay a quarterly fee ranging from 0.375%-0.50%, based upon the unused portion of the available credit line. The Loan Agreement also contains sub-limits of up to $6,000 for letters of credit. The Loan Agreement requires the Company to maintain a dominion account pursuant to a lockbox arrangement, which Fleet Capital shall have sole and exclusive access and control for withdrawal purposes. The Loan Agreement contains affirmative and negative covenants that require the Company to maintain certain financial covenants including an interest coverage ratio and a limit on capital spending.

During the third quarter of 2003, the Company and Fleet Capital entered into several amendments to the Company’s existing Loan Agreement. The amendments extend the life of the facility by 29 months to March 31, 2008 and also provide expanded definitions of availability. The amendments added approximately $13 million to net availability under the Loan Agreement.

On September 19, 2003, the Company and Fleet Capital entered into a fourth amendment to the Company’s existing Loan Agreement. The amendment significantly decreased the Company’s one financial covenant, cash interest coverage ratio, to accommodate management’s forecast of future operating results. The cash interest coverage ratio was reduced from 1.25 to 0.70 as of September 27, 2003, the end of the Company’s third fiscal quarter. The cash interest coverage ratio will remain at the 0.70 level until June 2004 at which point the ratio begins a quarterly increase until it returns to the 1.25 level in June 2005. The amendment had no impact on the Company’s borrowing base, line of credit or interest rates. At December 27, 2003, the Company’s cash interest coverage ratio was 1.25. For definition of cash interest coverage ratio as it is used in the Loan Agreement, refer to the Company’s Current Report on Form 8-K filed on September 24, 2003.

The Loan Agreement covenants require the Company to maintain excess availability at all times of $7,500. At December 27, 2003, the Company’s eligible asset base was $55,498. The Company could borrow up to $47,998 under the Company’s Loan Agreement. At December 27, 2003, The Company’s borrowings against the line of credit were $9,811 and outstanding letters of credit totaled $3,100. Accordingly, the Company still had availability under the line of credit of $35,087. The Company was in compliance with all covenants related to the Loan Agreement as of December 27, 2003 and December 28, 2002.

Senior Subordinated Notes, 9.625%, due 2008

On May 14, 1998, the Company issued $125,000 of 9.625% Senior Subordinated Notes due 2008 (the “Notes”) in a public offering. Interest on the Notes is payable semi-annually on May 15 and November 15. The Notes are guaranteed by the Company’s subsidiary (see Note 20). After May 15, 2003, at the option of the Company, the Notes may be redeemed at various amounts as set forth in the Notes, but not at a price less than 100% of par value. Upon the occurrence of a Change in Control, as defined in the Notes, the holders of the Notes have the right to require the Company to repurchase their Notes at a price equal to 101% of par value plus accrued interest. The Notes contain certain restrictions that, among other things, will limit the Company’s ability to (i) incur additional indebtedness unless certain financial ratios are met, (ii) pay dividends, (iii) make certain asset dispositions or (iv) merge with another corporation. The Company was in compliance with all covenants related to the Notes as of December 27, 2003 and December 28, 2002.

During the third quarter of 2003, the Company’s Board of Directors authorized the buyback of up to $15,000 of the Company’s outstanding Notes. During the third quarter of 2003 the Company purchased and retired Notes with a face value of $3,500, at a cost of $2,550. During the fourth quarter of 2003 the Company purchased Notes with a face value of $5,450 at a cost of $4,006. The Notes purchased in the fourth quarter of 2003 are currently being held by the Company. As of December 27, 2003, the Company has Notes outstanding of $116,050, which are net of the $8,950 purchased during the third and fourth quarters of 2003. During 2003 the Company recorded a gain on the bond buybacks of $2,258, which is recorded as other income in the Company’s Consolidated Statement of Operations.

Capital lease obligations

Capital lease obligations include: (i) a lease agreement between the Company’s subsidiary and the Trusts (See Note 16 for a description of related parties and definition of Trusts) for a manufacturing and warehouse facility as well as the Company’s corporate offices; and (ii) various equipment lease agreements. Lease payments to the Trusts for buildings were $922, $909 and $848 in 2003, 2002 and 2001, respectively, and lease payments for machinery and equipment in 2003, 2002 and 2001 were $36, $36 and $102, respectively.

The following schedule shows future minimum lease payments together with the present value of the payments for all capital lease obligations.

Fiscal years:
2004	$944
2005	940
2006	930
2007	923
2008	923
Thereafter	9,227

13,887

Less amount representing interest	(9,201)

Present value of minimum lease payments	$4,686

Long-term portion	$4,528
Current portion	158

$4,686

Note 11.	Operating Leases

The Company leases certain manufacturing, warehouse space, office facilities and machinery under non-cancelable operating leases, expiring at various dates through 2009.

Future minimum lease payments under all non-cancelable operating leases as of December 27, 2003 are as follows:

Fiscal years:
2004	$5,131
2005	4,638
2006	3,878
2007	3,337
2008	2,324
Thereafter	2,136

Total minimum lease payments	$21,444

Rent expense totaled $6,851, $6,723 and $6,764 for 2003, 2002 and 2001, respectively.

Note 12.	Income Taxes

Significant components of the Company’s deferred tax items as of 2003 and 2002 are as follows:

	2003	2002
Deferred Tax Assets
Inventory reserves and overhead capitalized for tax purposes	$2,019	$2,507
Employee benefit expenses and other accruals	495	924
Accounts receivable allowance	2,211	2,589
Capital lease treated as operating lease for tax purposes	176	239
Accrued advertising, volume rebates and allowances for returns	752	1,398
Goodwill	15	2,883
Property, plant and equipment	430	—
Other accrued liabilities	5,694	6,200
Net operating loss carryforwards	20,356	14,021

Gross deferred tax assets	32,148	30,761
Less: valuation allowance	(32,148)	(22,623)

Total net deferred tax assets	$—	$8,138

Deferred Tax Liabilities
Property, plant and equipment	—	372

Net deferred tax asset	$—	$7,766

The Company has federal net operating loss carryforwards of approximately $50,891 (of which approximately $9,300 has a limitation on the amount that can be utilized each year) expiring in years 2010 through 2023.

SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including historical earnings and projected operating results, applicable net operating loss carryforward expiration dates, and identified actions under the control of the Company in realizing the associated carryforward benefits. SFAS No. 109 further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years and current operating losses. Therefore, cumulative and current operating losses weigh heavily in the overall assessment. The Company identified several significant developments which it considered in determining the need for a full valuation allowance recorded in the third quarter of 2003. As a result of the review undertaken at September 27, 2003, the Company concluded that it was appropriate to establish a full valuation allowance for its net deferred tax assets. Accordingly, the valuation allowance for deferred tax assets increased from $22,623 at December 28, 2002, to approximately $30,389 at September 27, 2003. During the fourth quarter of 2003, the Company continued to maintain a full valuation allowance on the tax benefits generated by net operating losses. The Company expects to provide a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained. Until an appropriate level of profitability is reached, the Company does not expect to recognize any significant tax benefits in future results of operations.

During 2003, the net increase in the valuation allowance was $9,525, of which $7,766 was to establish a full valuation on the Company’s 2002 net deferred tax assets and $1,759 was due to 2003 net operating losses. As of December 27, 2003, the Company has a valuation allowance for deferred tax assets of $32,148.

During 2002, the net decrease in the valuation allowance was $6,126, of which $515 was due to a reversal which reduced goodwill. The remainder of the decrease, $5,611 was due to 2002 taxable earnings. During 1998 a valuation allowance in the amount of $4,257 was recorded through purchase accounting against a majority of the net operating loss obtained in the Seymour Acquisition. The valuation allowance was established during 1998 due to the limited amount of the Seymour Acquisition net operating loss carryforward that can be utilized each year. The Company has since utilized a portion of the net operating loss carryforward and as a result the Company reversed $515 of the valuation allowance against goodwill during 2002.

The components of the provision for federal, foreign and state income taxes is as follows:

	2003	2002	2001
Current
U.S. federal	$—	$—	$250
Foreign	68	76	231
State	6	451	494

	74	527	975

Deferred
U.S. federal	6,797	—	—

Total income tax provision	$6,871	$527	$975

Following is a reconciliation of income taxes at the United States statutory rate to income taxes as reported:

	2003	2002	2001
U.S. federal statutory income tax (benefit) rate	$(1,563)	$5,192	$6,283
State income tax (benefit), net of federal income tax effect	(216)	651	820
Foreign income taxes	111	(112)	231
Non deductible goodwill	143	45	305
Alternative minimum tax	—	—	250
Reversals of income taxes previously accrued (1)	(820)	—	—
Other, net	(309)	362	225
Change in valuation allowance	9,525	(5,611)	(7,139)

	$6,871	$527	$975

(1)	During the fourth quarter of 2003 the Company recognized a one-time tax benefit of $820 from the reversal of accrued income taxes which were a result of the closing of certain tax years.

Note 13.	Stock Based Compensation Plans

The Company maintains a stock purchase plan, which allows employees to purchase shares of the Company’s common stock through payroll deductions. The purchase price is equal to 85 percent of the fair market value of the common stock on either the first or last day of the accumulation period, whichever is lower. Purchases under the stock purchase plan are limited to the lesser of $25,000 or 12% of an employees base salary. In connection with the Company’s stock purchase plan, 500,000 shares of common stock are authorized for issuance of which 403,091 remain available for issuance as of December 27, 2003. Under this stock purchase plan, 13,249 shares of common stock were issued at $3.67 per share in 2003.

On May 19, 1999, the shareholders of the Company approved the 1999 Performance Incentive Plan (the “1999 Plan”). In addition to allowing the grant of stock options, the 1999 Plan has provisions for granting key employees and certain key nonemployees stock appreciation rights, restricted stock, performance grants and other stock based grants. All stock option grants are authorized by the Compensation Committee of the Board of Directors.

All options granted subsequent to December 1997, with the exception of those granted to the Chief Executive Officer, have vesting periods ranging from 30 to 48 months. Options granted prior to December 1997 vested over a five year period. The options granted to the Chief Executive Officer prior to December 1997 vested over a three year period. Specific options granted during 2000 to the Chief Executive Officer vest in predetermined increments if the daily average closing price of the Company’s common stock during any thirty consecutive day period equals or exceeds certain predetermined prices, or in full on May 24, 2006. All options granted expire ten years from the date of grant.

During the fourth quarter of 2000, the Board of Directors of the Company elected to offer certain senior executive officers the opportunity to cancel outstanding stock options and convert such canceled options into restricted stock (the “Agreement”). Senior executive officers cancelled options to purchase 1,035,600 shares of the Company’s Common Stock. Under the Agreement, 427,500 shares of the Company’s Common Stock were issued as restricted stock in the fourth quarter of 2000. The restriction on the shares lapsed in October 2003. The Company recorded compensation expense related to the issuance of restricted stock during 2003, 2002 and 2001 of $170, $227 and $227, respectively.

The maximum number of shares of common stock that may be granted under the 1999 Performance Incentive Plan and prior stock option plans (“Stock Option Plans”) is 2,475,000. Shares available for future grant amounted to 913,963, 870,163 and 1,052,500 as of December 27, 2003, December 28, 2002 and December 29, 2001, respectively.

A summary of the transactions in the Stock Option Plans is as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance at December 30, 2000	435,900	$5.37
Options granted	541,333	1.85
Options exercised	(12,500)	1.76
Options cancelled/forfeited	(115,100)	5.98

Balance at December 29, 2001	849,633	2.92
Options granted	125,000	2.65
Options exercised	(1,250)	1.44
Options cancelled/forfeited	(21,767)	2.57

Balance at December 28, 2002	951,616	2.89
Options granted	—	—
Options exercised	(3,500)	1.44
Options cancelled/forfeited	(43,900)	2.40

Balance at December 27, 2003	904,216	$2.92

The following table summarizes information about the Stock Option Plans options outstanding, at December 27, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Years Remaining	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 1.44 – $ 1.76	445,516	7.3	$ 1.71	282,865	$ 1.70
$ 2.19 – $ 2.65	199,500	7.8	$ 2.47	83,208	$ 2.36
$ 4.13 – $ 4.63	17,100	2.4	$ 4.58	17,100	$ 4.58
$ 5.00 – $ 5.38	230,100	3.1	$ 5.03	230,100	$ 5.03
$10.38 – $13.50	12,000	4.6	$13.00	12,000	$13.00

	904,216		$ 2.92	625,273	$ 3.31

Note 14.	Net Earnings (Loss) Per Common Share

The following table reconciles net earnings (loss) per share for 2003, 2002 and 2001:

	2003	2002	2001
Net earnings (loss)	$(11,337)	$14,304	$16,980

Weighted average common shares outstanding – basic	7,975	7,804	7,564
Dilutive impact of stock options, warrants and restricted stock	—	483	191

Weighted average common shares outstanding – diluted	7,975	8,287	7,755

Net earnings (loss) per common share – basic	$(1.42)	$1.83	$2.24

Net earnings (loss) per common share – diluted	$(1.42)	$1.73	$2.19

Earnings per common share—basic is computed based on the weighted average number of outstanding common shares. Earnings per common share—diluted includes the weighted average effect of dilutive options, warrants and restricted stock on the weighted average shares outstanding. In 2003 dilutive options and warrants were not included in the computation of diluted earnings per share because the assumed exercise of such equivalents would have reduced the loss per share (antidilutive).

Note 15.	Benefit Plans

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

The contributions to all the profit sharing, savings, and retirement plans for 2003, 2002 and 2001 were $656, $1,195 and $1,262, respectively.

Due to the closure of the Company’s Eagan, Minnesota plant, profit sharing, savings and retirements plan accruals were no longer required and $741 was reversed to income during the fourth quarter of 2003.

Note 16.	Related Parties

Mr. Jeffrey Rubenstein, a former director of the Company, is the executor and trustee of certain estates and trusts (the “Trusts”) which lease a facility to the Company. In addition, Mr. Rubenstein is a partner in a law firm that is the Company’s primary outside general counsel. Mr. Rubenstein is responsible for overseeing all legal work performed by the law firm on the Company’s behalf. Mr. Rubenstein had been a director since September 1986 until his resignation on November 7, 2003. Until his resignation, Mr. Rubenstein was also a member of the Compensation Committee of the Board of Directors. Until August 13, 2002, Mr. Rubenstein was also a member of the Audit Committee of the Board of Directors. Payments made to the law firm were $159 in 2003, $331 in 2002 and $455 in 2001.

The Trusts own the Company’s Chicago headquarters, manufacturing and distribution facility. The Company leases the facility from the Trusts under a lease that expires in July 2020. The Company has options to extend the lease as well as an option to purchase the facility. The lease was last amended in October 1998. The Board of Directors has approved the lease and its amendments.

Lease payments made to the Trusts were $922 in 2003, $909 in 2002 and $848 in 2001. The Company believes that all transactions with the law firm and the Trusts are consummated at “arms length”.

Note 17.	Other Commitments and Contingencies

The Company has entered into a commitment to purchase certain minimum annual volumes of plastic resin at formula-based prices. The agreement expires in December 2004. Future related minimum commitments to purchase plastic resin, assuming year-end 2003 price levels, are approximately $33,832 in 2004. In the event there is a major change in economic conditions affecting the Company’s overall annual plastic resin volume requirements, the Company and the vendor will mutually agree on how to mitigate the effects on both parties. Mitigating actions include deferral of product delivery within the agreement term, agreement term extension and/or elimination of excess quantities without liability.

Note 18.	Segment of an Enterprise

The Company consists of a single operating segment that designs, manufactures and markets quality consumer housewares products. This segmentation is based on the financial information presented to the chief operating decision maker. The following table sets forth the net sales by product category within the Company’s single operating segment.

Product Category Information – Net Sales

	2003	2002	2001
General storage	$106,659	$102,718	$74,334
Laundry management	73,631	86,626	90,584
Closet storage	30,255	29,287	29,447
Bathware	13,843	18,580	22,972
Kitchen storage	9,214	11,981	13,216
Servingware	—	—	19,168

Total net sales	$233,602	$249,192	$249,721

Major Customers

The Company is dependent upon a few customers for a large portion of its consolidated net sales. The table below sets forth the customers that each account for more than 10% of consolidated net sales. The loss of one of these customers could have a material effect on the Company. No other customer accounted for more than 10% of consolidated net sales in 2003, 2002 or 2001.

	2003	2002	2001
	Net Sales %	Net Sales %	Net Sales %
Kmart	33.2%	29.6%	20.4%
Walmart	27.6%	27.5%	25.4%
Target	12.5%	16.6%	12.4%

Total	73.3%	73.7%	58.2%

In January 2002, Kmart Corporation filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and in May 2003 emerged from bankruptcy. Throughout 2002 and into 2003 Kmart continued to close underperforming stores. Kmart accounted for approximately 33% of the Company’s consolidated net sales in 2003. Although the Company plans to continue doing business with Kmart for the foreseeable future and, based upon the information currently available, believes that Kmart’s prior bankruptcy proceedings and store closings will not have any material adverse effect on the Company’s business, financial condition or results of operations, there can be no assurances that further deterioration, if any, in Kmart’s financial condition will not have such an effect on the Company.

Foreign and Export Sales Information

The Company’s fiscal year 2003, 2002 and 2001 net sales outside the United States accounted for approximately 3.6%, 4.4% and 5.6% of its total net sales, respectively. The Company’s foreign assets were not material as of fiscal year end 2003, 2002 and 2001.

Note 19.	Insurance Claim

On September 23, 2003, the Company’s Reynosa, Mexico facility sustained damage due to a fire. At December 27, 2003, prepaid expenses and other current assets include $488 and other non-current assets include $1,058 of receivables related to expected insurance recoveries.

Note 20.	Subsidiary Guarantees of Senior Subordinated Notes

The Company is a holding company with no assets or operations other than its investment in its subsidiary. The $116,050 9.625% Senior Subordinated Notes due 2008 are guaranteed by the Company’s subsidiary, Home Products International – North America, Inc. (the “Subsidiary Guarantor”). The guarantee obligations of the Subsidiary Guarantor are full, unconditional and joint and several.

Note 21.	Subsequent Event

As previously reported in our Form 8-K filed on February 5, 2004, the Company received a proposal letter to negotiate a transaction contemplating the acquisition of all of the Company’s outstanding shares for $1.50 cash per share by an entity formed by James R. Tennant, the Company’s chairman and chief executive officer. A special committee of the Company’s independent directors, together with its outside counsel and financial advisors, are considering the proposed transaction. That special committee is actively pursuing alternatives. The Company cautions that there cannot be any assurance that further negotiations with Mr. Tennant will result in a completed transaction, and the terms and conditions of any such transaction may differ materially from the terms of the proposal letter.

Note 22.	Supplementary Quarterly Financial Information (Unaudited)

	Thirteen Weeks Ended March 29	Thirteen Weeks Ended June 28	Thirteen Weeks Ended September 27	Thirteen Weeks Ended December 27
2003
Net sales	$49,129	$54,049	$61,432	$68,992
Gross profit	8,670	7,624	6,940	12,808
Net earnings (loss)	(3,146)	(3,329)	(10,795)	5,933

Net earnings (loss) per common share:
Basic	$(0.40)	$(0.42)	$(1.35)	$0.74
Diluted	$(0.40)	$(0.42)	$(1.35)	$0.74

	Thirteen Weeks Ended March 30	Thirteen Weeks Ended June 29	Thirteen Weeks Ended September 28	Thirteen Weeks Ended December 28
2002
Net sales	$51,007	$59,623	$67,799	$70,763
Gross profit	12,773	15,531	16,601	13,688
Net earnings	1,430	3,735	6,093	3,046

Net earnings per common share:
Basic	$0.19	$0.48	$0.78	$0.39
Diluted	$0.18	$0.45	$0.74	$0.37

Independent Auditors’ Report

The Board of Directors and Shareholders

Home Products International, Inc.:

Under date of February 6, 2004, we reported on the consolidated balance sheets of Home Products International, Inc. and subsidiary as of the end of fiscal years 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years then ended. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts for fiscal years 2003 and 2002. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Our report on the consolidated financial statements refers to our audit of the reclassification of the early extinguishment of debt and the disclosures that were added to revise the 2001 consolidated financial statements for the adoption of Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections”, which was adopted by the Company in fiscal year 2003 and SFAS No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of the beginning of fiscal year 2002. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements other than with respect to such disclosures and reclassifications.

Chicago, Illinois

February 6, 2004

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

ARTHUR ANDERSEN LLP

Chicago, Illinois

February 8, 2002

Note:    This is a copy of the Audit Report previously issued by Arthur Andersen LLP in connection with Home Products International, Inc. filing on Form 10-K for the fiscal year ended December 29, 2001. This Audit Report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K for the fiscal year ended December 27, 2003. For further discussion, see Exhibit 23.2 which is filed herewith and hereby incorporated by reference into the Form 10-K for the fiscal year ended December 27, 2003 of which this report forms a part.

Schedule II

Home Products International, Inc.

Valuation and Qualifying Accounts

Fiscal Years Ended 2003, 2002 and 2001

		Additions	Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	(Net Write-offs/ Recoveries)	Amounts Reclassified	Balance At End of Period
	(in thousands)
Allowances for Doubtful Accounts and Deductions
As of Fiscal Year Ended 2003	$6,839	$1,108	$(2,148)	$(975)	$4,824
As of Fiscal Year Ended 2002	11,575	1,230	(1,696)	(4,270)	6,839
As of Fiscal Year Ended 2001	10,927	3,653	(3,005)	—	11,575

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported, on May 13, 2002, the Company terminated the engagement of Arthur Andersen LLP as its independent accountant. The decision to terminate the engagement of Arthur Andersen was recommended by the Company’s Audit Committee and approved by its Board of Directors. On May 24, 2002, upon the recommendation of its Audit Committee, the Board of Directors named KPMG LLP as the Company’s independent accountant to audit the Company’s financial statements. Additional information regarding the termination of Arthur Andersen LLP and the engagement of KPMG LLP is available in our Current Reports on Form 8-K filed on May 20, 2002 and May 28, 2002 and is incorporated herein by reference.

Item 9A.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in reporting information required to be disclosed by the Company in the reports its files or submits under the Exchange Act within the time periods specified in the Commission’s rules and forms.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weakness) in the Company’s internal controls over financial reporting subsequent to the date of such evaluation as of fiscal year-end that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required in response to this item will be contained under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its annual meeting to be held on June 2, 2004 to be filed with the Commission within 120 days after the end of fiscal 2003 (the “Proxy Statement”) and is incorporated herein by reference.

The information set forth under “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K is incorporated herein by reference.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics applicable to the Company’s directors, officers (including the Company’s principal executive officer, principal financial officer and controller) and employees. A copy of the Code of Business Conduct and Ethics is available, without charge, upon written request to James E. Winslow, Executive Vice President and Chief Financial Officer, Home Products International, Inc., 4501 West 47th Street, Chicago Illinois, 60632. If any substantive amendment is made to the Code of Business Conduct and Ethics, the nature of the amendment will be disclosed on the Company’s website or in a current report on Form 8-K. In addition, if a waiver from the Code is granted to an executive officer or director of the Company, the nature of waiver will be disclosed in a current report on Form 8-K.

Item 11.	Executive Compensation

The information required in response to this item will be contained under the captions “Election of Directors—Compensation of Directors”, “Compensation of Executive Officers”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

All equity compensation plans under which our common stock is reserved for issuance have previously been approved by our stockholders. The following table provides summary information as of December 27, 2003 for all of our stock option plans (in thousands, except per share data). See Note 13 to our consolidated financial statements for additional information.

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options and Warrants (a) (1)	Weighted Average Exercise Price of Outstanding Stock Options and Warrants (b)	Number of Shares of Common Stock Available for Future Issuance under Equity Compensation Plans (excluding shares reflected in column (a)) (c) (2)
Equity Compensation Plans Approved by Securityholders	983,420	$3.16	1,099,954

Equity Compensation Plans Not Approved by Securityholders	—	—	—

Total	983,420	$3.16	1,099,954

(1)	Includes 572,500 shares subject to outstanding awards under the 1999 Performance Incentive Plan, and 410,920 shares subject to outstanding awards under the 1994 and prior Stock Option Plans.

(2)	Includes 114,950 shares subject to outstanding awards under the 1998 Executive Incentive Plan and 71,041 shares available for future issuance under the 1999 Directors Restricted Stock Plan. Does not include Employee Stock Purchase Plan. At December 27, 2003, 403,091 shares were available for future issuance under the Employee Stock Purchase Plan.

Additional information required in response to this item will be contained under the “Security Ownership of Principal Stockholders and Management” in the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required in response to this item will be contained under “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be set forth in the proxy Statement and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Listed below are the consolidated financial statements, additional financial information, reports and exhibits included in this Annual Report on Form 10-K:

(a)    1.     Financial Statements

The financial statements and notes to the consolidated financial statements are included in Item 8.

2.    Additional Financial Information

Page No.
Reports of Independent Public Accountants on Schedule II.	54

Schedule II – Valuation and Qualifying Accounts	56

3.    Exhibits

The Exhibit Index attached to this Form 10-K is incorporated herein by reference.

(b)    Current Reports on Form 8-K

During the fiscal quarter ended December 27, 2003, the following Current Reports on Form 8-K were filed with or furnished to the SEC by the Company:

Current Report on Form 8-K dated October 31, 2003 disclosing the Registrant’s press release announcing its financial results for its third quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME PRODUCTS INTERNATIONAL, INC.

By:	/s/ JAMES R. TENNANT
James R. Tennant Chief Executive Officer

Date: March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES R. TENNANT James R. Tennant	Chairman of the Board of Directors and Chief Executive Officer	March 26, 2004

/s/ JAMES E. WINSLOW James E. Winslow	Executive Vice President, Chief Financial Officer and Secretary	March 26, 2004

/s/ CHARLES R. CAMPBELL Charles R. Campbell	Director	March 26, 2004

/s/ DANIEL B. SHURE Daniel B. Shure	Director	March 26, 2004

/s/ JOEL D. SPUNGIN Joel D. Spungin	Director	March 26, 2004

Exhibit Number	Exhibit Title
2.1	Agreement and Plan of Merger, dated as of February 13, 1997, by and among Selfix, Inc., HPI Merger, Inc. and Home Products International, Inc. Incorporated by reference from Exhibit 2.1 to Form 8-B Registration Statement filed on February 20, 1997.

2.2	Stock Purchase Agreement, made as of January 1, 1997, between the Company, Leonard J. Tocci, Richard M. Tocci, Lawrence J. Tata, Michael P. Tata and Barbara L. Tata. Incorporated by reference from Exhibit 2.2 to Form 8-K filed on February 28, 1997.

2.3	Agreement and Plan of Merger, dated as of January 1, 1997, by and among the Company, Housewares Sales, Inc. and the individual shareholders of Housewares Sales, Inc. Incorporated by reference from Exhibit 2.1 to Form 8-K filed on February 28, 1997.

2.4	Amended and Restated Agreement, dated December 30, 1997, by and among the Company, Seymour Sales Corporation (“Seymour Sales”), Seymour Housewares Corporation (“Seymour Housewares”), and Chase Venture Capital Associates, majority shareholder of Seymour Sales Corporation (“Chase”). Incorporated by reference from Exhibit 2.1 to Form 8-K filed on January 13, 1998, which was subsequently modified as stated in Item 2 to Form 8-K/A filed on March 16, 1998.

2.5	Form of Escrow Agreement (Exhibit 2.8 to Amended and Restated Agreement, dated December 30, 1997 by and among the Company, Seymour Sales, Seymour Housewares, and Chase by and among the Company, the security holders of Seymour Sales, Chase and LaSalle National Bank. Incorporated by reference to exhibit 2.6 to Form 10-K filed on March 27, 1998.

2.6	Asset Purchase and Sale Agreement among Plastics, Inc., the Company and Newell Co. dated as of July 31, 1998. Incorporated by reference to Form 8-K/A filed on November 6, 1998.

2.7	Asset Purchase Agreement among Tenex Corporation and the Company, dated July 24, 1998. Incorporated by reference to Form 8-K filed on August 14, 1998.

2.8	Asset Purchase Agreement among Austin Products, Inc. d/b/a Epic and Tamor Corporation, dated May 12, 1999. Incorporated by reference to Exhibit 2.8 to Form 10-K filed on March 24, 2000.

2.9	Stock Purchase Agreement between Recore Industries Corporation and the Company for the sale of Shutters, Inc. (“Shutters”), effective December 27, 1998. Incorporated by reference to Exhibit 2.9 to Form 10-K filed on March 24, 2000.

2.10	Asset Purchase and Sale Agreement dated as of June 6, 2001 among Home Products International-North America, Inc., A & E Products Group LP, Tyco Plastics Services AG and Tyco (US) Holdings Inc. Incorporated by reference from Exhibit 2. to Form 8-K filed on July 18, 2001.

3.1	Certificate of Incorporation of the Company filed with the Delaware Secretary of State on February 7, 1997. Incorporated by reference to Exhibit 3.1 to Form 8-B Registration Statement filed on February 20, 1997.

3.2	By-laws of the Company. Incorporated by reference from Exhibit 3.2 to Form 8-B Registration Statement filed on February 20, 1997.

4.1	Form of Rights Agreement dated as of May 21, 1997, between the Company and ChaseMellon Shareholder Services L.L.C., as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate. Incorporated by reference to Exhibit 4.2 to Form S-2 Registration Statement (File No. 333-25871) filed on April 25, 1997.

4.2	Indenture between Home Products International, Inc., the Subsidiary Guarantors (as defined therein) and LaSalle National Bank, dated May 14, 1998. Incorporated by reference to Exhibit 4.1.1 to Form S-4 Registration Statement (File No. 333-56549) (“Form S-4”) filed on June 10, 1998.

4.3	Specimen Certificate of 9.625% Senior Subordinated Notes due 2008. Incorporated by reference to Exhibit 4.1.3 to Form S-4 filed on June 10, 1998.

Exhibit Number	Exhibit Title
10.1	The Company’s 1994 Stock Option Plan. Incorporated by reference to Exhibit A of the Company’s Proxy Statement for its 1994 Annual Meeting. **

10.2	The Company’s 1991 Stock Option Plan Incorporated by reference to Exhibit A of the Company’s Proxy Statement for its 1991 Annual Meeting. **

10.3	The Company’s 1987 Stock Option Plan Incorporated by reference from Exhibit 10.8 to Form S-1 Registration Statement (File No. 33-23881). **

10.4	Lease, dated July 24, 1980, among Selfix as Tenant and NLR Gift Trust and MJR Gift Trust as Landlord concerning Selfix’s facility in Chicago, Illinois. Incorporated by reference from Exhibit 10.9 to Form S-1 Registration Statement (File No. 33-23881).

10.5	$150,000,000 Amended and Restated Credit Agreement among Home Products International, Inc, as Borrower, the Several Lenders from time to time parties thereto, and The Chase Manhattan Bank as Administrative Agent dated September 8, 1998. Incorporated by reference to Form 8-K/A filed on November 6, 1998.

10.6	Assignment and Assumption Agreement by and between the Company and Prestige Plastics, Inc. Incorporated by reference to Form 8-K/A filed on November 6, 1998.

10.7	Loan Agreement between Selfix and Illinois Development Finance Authority dated September, 1990 in connection with Selfix’s Industrial Revenue Bond. Incorporated by reference to the Company’s Form 10-K for the fifty-two weeks ended December 28, 1991.

10.8	Credit Agreement dated as of December 30, 1997 among Selfix, Tamor, Seymour Housewares, and Shutters, as Borrowers, the Company, General Electric Capital Corporation (“GECC”), as Agent and Lender, and other Lenders signatory hereto from time to time. Incorporated by reference to Exhibit No. 10.10 to Form 10-K filed on March 27, 1998.

10.9	Note Purchase Agreement dated as of December 30, 1997, among Selfix, Tamor, Shutters, and Seymour Housewares, the Company (referred to herein as Joint Issuers), and GECC individually, and as Agent for itself and other Note Purchasers signatory thereto. Incorporated by reference from Exhibit No. 10.11 to Form 10-K filed on March 27, 1998.

10.10	$5,000,000 Senior Subordinated Note—GECC, due December 30, 2006. Incorporated by reference to Exhibit No. 10.12 to Form 10-K filed on March 27, 1998.

10.11	$5,000,000 Senior Subordinated Note—Archimedes Funding, L.L.C. due December 30, 2006. Incorporated by reference to Exhibit No. 10.13 on Form 10-K filed on March 27, 1998.

10.12	Subordinated Note Security Agreement among Selfix, Tamor, Shutters and Seymour Housewares and the Company (collectively referred to herein as Grantors), in favor of GECC dated December 30, 1997. Incorporated by reference to Exhibit No. 10.14 to Form 10-K filed on March 27, 1998.

10.13	Employment Agreement between the Company and James R. Tennant, Chairman of the Board and Chief Executive Officer dated January 1, 1997. Incorporated by reference from Exhibit 10.10 to Form 8-B Registration Statement filed on February 20, 1997. **

10.14	Employment Agreement between the Company and Stephen R. Brian, President and Chief Operating Officer dated January 5, 1998. Incorporated by reference from Exhibit No. 10.16 to Form 10-K filed on March 27, 1998. **

10.15	Reimbursement Agreement by and among Selfix, Shutters, Inc. and LaSalle National Bank dated as of April 12, 1996 relating to letter of credit issued in connection with the Series 1990 Bonds. Incorporated by reference from Exhibit 10.11 to Form 8-B Registration Statement filed on February 20, 1997.

Exhibit Number	Exhibit Title

10.16	Description of the 1998 Executive Incentive Bonus Plan. Incorporated by reference to the Compensation Committee Report contained in the Company’s Proxy Statement for its annual meeting of shareholders held on May 20, 1998.**

10.17	Description of the 1998 Management Incentive Bonus Plan. Incorporated by reference to the Compensation Committee Report contained in the Company’s Proxy Statement for its annual meeting of shareholders held on May 20, 1998.**

10.18	The Company’s 1999 Performance Incentive Plan. Incorporated by reference from the Company’s Proxy Statement for its 1999 Annual Meeting. **

10.19	The Company’s 1999 Directors Restricted Stock Plan. Incorporated by reference from the Company’s Proxy Statement for its 1999 Annual Meeting. **

10.20	Second Amendment, dated as of September 22, 2000, to the Amended and Restated Credit Agreement, dated as of September 8, 1998, the Company, the several banks and other financial institutions or entities from time to time parties thereto, and The Chase Manhattan Bank, as administrative agent. Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on November 6, 2000.

10.21	Third Amendment, dated as of June 29, 2001 (this “Third Amendment”), to the Amended and Restated Credit Agreement, dated as of September 8, 2001, among Home Products International, Inc., the several banks and other financial institutions or entities from time to time parties thereto, and The Chase Manhattan Bank, as administrative agent. Incorporated by reference from Exhibit 2. To Form 8-K filed on July 18, 2001.

10.22	Loan and Security Agreement dated as of October 31, 2001, among Home Products International – North America, Inc. and Fleet Capital Corporation. Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on November 13, 2001.

10.23	Deferred Compensation Plan of Home Products International, Inc. Incorporated by reference from Exhibit 10.23 to Form 10-Q filed on May 12, 2003. **

10.24	Employment Agreement dated as of May 19, 1999, as amended October 14, 1999, as amended December 15, 1999, between the Company and James R. Tennant. Incorporated by reference from Exhibit 10.24 to Form 10-Q filed on May 12, 2003. **

10.25	Retention and Non-Competition and Non-Solicitation Agreement dated January 28, 2000, as amended March 21, 2000, between the Company and James E. Winslow. Incorporated by reference from Exhibit 10.25 to Form 10-Q filed on May 12, 2003. **

10.26	Retention Agreement dated January 28, 2000, as amended January 17, 2002, between the Company and Charles F. Avery, Jr. Incorporated by reference from Exhibit 10.26 to Form 10-Q filed on May 12, 2003. **

10.27	Retention Agreement dated January 28, 2000, as amended January 17, 2002, between the Company and Peter Graves. Incorporated by reference from Exhibit 10.27 to Form 10-Q filed on May 12, 2003. **

10.28	Retention Agreement dated January 28, 2000, as amended January 17, 2002, between the Company and Joseph Lacambra. Incorporated by reference from Exhibit 10.28 to Form 10-Q filed on May 12, 2003. **

10.29	Employment letter dated October 18, 1994, as amended May 15, 2000, between the Company and James E. Winslow. Incorporated by reference from Exhibit 10.29 to Form 10-Q filed on May 12, 2003. **

10.30	Employment offer summary, between the Company and Charles F. Avery, Jr. Incorporated by reference from Exhibit 10.30 to Form 10-Q filed on May 12, 2003. **

Exhibit Number	Exhibit Title

10.31	Employment arrangement dated August 23, 2001, between the Company and Joseph Lacambra. Incorporated by reference from Exhibit 10.31 to Form 10-Q filed on May 12, 2003. **

10.32	First Amendment to Loan and Security Agreement made as of June 18, 2003 by and among Home Products International – North America, Inc. and Fleet Capital Corporation. Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 11, 2003.

10.33	Second Amendment to Loan and Security Agreement made as of July 31, 2003 by and among Home Products International – North America, Inc. and Fleet Capital Corporation. Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on August 11, 2003.

10.34	Third Amendment to Loan and Security Agreement made as of July 31, 2003 by and among Home Products International – North America, Inc. and Fleet Capital Corporation. Incorporated by reference from Exhibit 10.3 to Form 10-Q filed on August 11, 2003.

10.35	Fourth Amendment to Loan and Security Agreement made as of September 19, 2003 by and among Home Products International – North America, Inc. and Fleet Capital Corporation. Incorporated by reference from Exhibit 10.1 to Form 8-K filed on September 24, 2003.

11.1	Statement Regarding Computation of Earnings Per Share. Incorporated by reference to Notes—to the Consolidated Financial Statements in Item 8 of this Form 10-K.

*21.1	Subsidiary of the registrant.

*23.1	Consent of KPMG LLP.

*23.2	Notice Regarding Consent of Arthur Andersen LLP.

*31.1	Certification by James R. Tennant, Chief Executive Officer and Chairman of the Board, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of James E. Winslow, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

*32.1	Certification by James R. Tennant, Chief Executive Officer and Chairman of the Board pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of James E. Winslow, Executive Vice President and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith, exhibits not marked with an asterisk are incorporated by reference.
**	Indicates an employee benefit plan, management contract or compensatory plan or arrangement in which a named executive officer and/or a director participates.