Form 10-Q
period 2004-03-27
HOME PRODUCTS INTERNATIONAL INC
filed 2004-05-05
CIK 814457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 27, 2004

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

Common shares, par value $0.01, outstanding as of May 3, 2004 – 7,873,664

HOME PRODUCTS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOME PRODUCTS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(Unaudited)

	March 27, 2004	December 27, 2003
Assets
Current assets:
Cash and cash equivalents	$3,510	$797
Accounts receivable, net	34,194	47,963
Inventories	23,088	17,903
Prepaid expenses and other current assets	2,802	2,421

Total current assets	63,594	69,084

Property, plant and equipment - at cost	92,571	91,647
Less accumulated depreciation	(60,841)	(58,835)

Property, plant and equipment, net	31,730	32,812

Other intangibles, net	484	608
Goodwill, net	73,752	73,752
Other non-current assets	3,221	4,019

Total assets	$172,781	$180,275

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving line of credit and other current debt	$158	$9,969
Accounts payable	23,138	21,425
Accrued liabilities	18,566	17,976

Total current liabilities	41,862	49,370

Long-term obligations - net of current debt	120,546	120,578
Other liabilities	4,241	3,986
Stockholders’ equity:
Preferred Stock - authorized, 500,000 shares, $.01 par value; - None issued	—	—
Common Stock - authorized 15,000,000 shares, $.01 par value; 8,696,058 shares issued at March 27, 2004 and 8,687,828 shares issued at December 27, 2003	87	87
Additional paid-in capital	50,085	50,077
Accumulated deficit	(37,498)	(37,295)
Common stock held in treasury - at cost; 822,394 shares at March 27, 2004 and December 27, 2003	(6,528)	(6,528)
Accumulated other comprehensive loss	(14)	—

Total stockholders’ equity	6,132	6,341

Total liabilities and stockholders’ equity	$172,781	$180,275

The accompanying notes are an integral part of the condensed consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Thirteen weeks ended
	March 27, 2004	March 29, 2003
Net sales	$53,190	$49,129
Cost of goods sold	43,289	40,459

Gross profit	9,901	8,670
Operating expenses:
Selling and marketing	3,720	4,320
General and administrative	2,993	3,912
Amortization of intangible assets	124	126

Operating profit	3,064	312

Non-operating income (expense):
Interest income	3	47
Interest expense	(3,255)	(3,477)
Other expense, net	(8)	(4)

Net non-operating expense	(3,260)	(3,434)

Loss before income taxes	(196)	(3,122)
Income tax expense	(7)	(24)

Net loss	$(203)	$(3,146)

Net loss per common share:
Basic	$(0.03)	$(0.40)

Diluted	$(0.03)	$(0.40)

Weighted average common shares outstanding-basic	7,986,556	7,898,829

Weighted average common shares outstanding-diluted	7,986,556	7,898,829

The accompanying notes are an integral part of the condensed consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Thirteen weeks ended
	March 27, 2004	March 29, 2003
Operating activities:
Net loss	$(203)	$(3,146)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,130	2,346
Amortization of restricted stock compensation	—	57
Other, net	422	350
Changes in current assets and liabilities:
Decrease in accounts receivable	14,386	24,481
Increase in inventories	(5,185)	(2,597)
Increase in prepaid expenses and other	(381)	(143)
Increase (decrease) in accounts payable	1,713	(4,509)
Increase (decrease) in accrued liabilities	590	(6,224)

Net cash provided by operating activities	13,472	10,615

Investing activities:
Capital expenditures, net	(924)	(1,236)

Net cash used in investing activities	(924)	(1,236)

Financing activities:
Net repayments under loan and security agreement	(9,811)	—
Payments of capital lease obligation	(32)	(23)
Exercise of stock options, issuance of common stock under stock purchase plan and other	8	28

Net cash (used in) provided by financing activities	(9,835)	5

Net increase in cash and cash equivalents	2,713	9,384
Cash and cash equivalents at beginning of period	797	3,974

Cash and cash equivalents at end of period	$3,510	$13,358

Supplemental disclosures
Cash paid in the period:
Interest	$334	$309

Income taxes, net	$14	$55

The accompanying notes are an integral part of the condensed consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

Note 1. General Information

Home Products International, Inc. (the “Company”), based in Chicago, is a leading designer, manufacturer and marketer of a broad range of value-priced, quality consumer houseware products. The Company’s products are marketed principally through mass-market trade channels in the United States and internationally.

The condensed consolidated financial statements for the thirteen weeks ended March 27, 2004 and March 29, 2003, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 27, 2004 and for all periods presented.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company’s Form 10-K for the year ended December 27, 2003. The results of operations for the thirteen weeks ended March 27, 2004 are not necessarily indicative of the operating results to be expected for the full year.

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

Note 2. Stock-Based Compensation Plans

SFAS No. 123, “Accounting for Stock-Based Compensation” encourages companies to adopt a fair value approach to valuing stock-based compensation that would require compensation cost to be recognized based upon the fair value of the stock-based instrument issued. The Company has elected, as permitted by SFAS No. 123, to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Based Compensation” and the related interpretations in accounting for stock option awards under the stock option plans. Under APB Opinion No. 25, compensation expense is recognized if the market price on the date of grant exceeds the exercise price. All options granted by the Company have been granted at the market price of stock on the date of grant. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model. The following table shows the effect on net loss and loss per share if the Company had applied the fair value recognition provision of SFAS No. 123.

	Thirteen weeks ended
	March 27, 2004	March 29, 2003
Net loss as reported	$(203)	$(3,146)
Less: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	31	46

Pro forma net loss	$(234)	$(3,192)

Basic loss per common share – as reported	$(0.03)	$(0.40)

Basis loss per common share – pro forma	(0.03)	(0.40)

Diluted loss per common share – as reported	$(0.03)	$(0.40)

Diluted loss per common share – pro forma	(0.03)	(0.40)

No stock options were granted during the thirteen weeks ended March 27, 2004 and March 29, 2003.

Note 3. Net Loss Per Share

The following information presents net loss per share basic and diluted:

	Thirteen weeks ended
	March 27, 2004	March 29, 2003
Net loss	$(203)	$(3,146)

Weighted average shares outstanding – basic	7,986,556	7,898,829
Impact of stock options, warrants and restricted stock	—	—

Weighted average shares outstanding - diluted	7,986,556	7,898,829

Net loss per share - basic	$(0.03)	$(0.40)

Net loss per share - diluted	$(0.03)	$(0.40)

Net loss per share - basic is computed based on the weighted average number of outstanding common shares. Net loss per share - diluted includes the weighted average effect of dilutive options, warrants and restricted stock on the weighted average shares outstanding. The weighted average shares outstanding – diluted for the thirteen weeks ended March 27, 2004 exclude the effect of approximately 983,420 options and warrants because the inclusion of these common stock equivalents would have been antidilutive. The weighted average shares outstanding – diluted for the thirteen weeks ended March 29, 2003 exclude the effect of approximately 1,454,720 options, warrants and restricted stock because the inclusion of these common stock equivalents would have been antidilutive.

Note 3. Other Comprehensive Loss

The following table summarizes other comprehensive loss, net of related income taxes, for the periods presented:

	Thirteen weeks ended
	March 27, 2004	March 29, 2003
Net loss	$(203)	$(3,146)

Other comprehensive loss:
Foreign currency translation adjustments	(14)	—

Total comprehensive loss	$(217)	$(3,146)

The following is a summary of accumulated other comprehensive loss balances:

	March 27, 2004	December 27, 2003
Foreign currency translation losses	$(14)	$—

Accumulated other comprehensive loss	$(14)	$—

Note 4. Goodwill and Patents and Non-Compete Agreements

Goodwill relates to the excess of purchase price over the fair value of tangible and identifiable intangible assets acquired. Goodwill is no longer amortized, but rather is tested at least annually for impairment. As of March 27, 2004 and December 27, 2003, the carrying amount of goodwill was $73,752.

Patents and non-compete agreements are amortized over their useful lives, and are evaluated annually to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Patents and non-compete agreements consist of the following:

	Average Life (Yrs.)	March 27, 2004		December 27, 2003
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	7 to 14	$1,008	$(831)	$1,008	$(807)
Non-compete agreements	10	2,928	(2,621)	2,928	(2,521)

Total		$3,936	$(3,452)	$3,936	$(3,328)

Aggregate amortization expense in the thirteen weeks ended March 27, 2004 and March 29, 2003 was $124 and $126, respectively.

Estimated patents and non-compete agreements amortization expense for the remaining three quarters of fiscal 2004 and fiscal 2005 based on patents and non-compete agreements at March 27, 2004 is as follows:

Fiscal Year Expense	Estimated Amortization Expense
2004	$381
2005	$103

Note 5. Inventories

The components of the Company’s inventory consist of direct labor, direct materials and the applicable portion of overhead required to manufacture the goods.

	March 27, 2004	December 27, 2003
Finished goods	$17,677	$13,562
Work-in-process	1,165	849
Raw materials	4,246	3,492

	$23,088	$17,903

Note 6. Eagan Shutdown

On July 29, 2003, the Company announced its intention to close its Eagan, Minnesota manufacturing and warehouse facility in January 2004 (“Eagan Shutdown”). This facility was exited on January 31, 2004. The Eagan, Minnesota facility was closed as part of an effort to reduce operating costs and utilize capacity in the Company’s other injection molding plants. The Company terminated approximately 130 hourly and salaried employees as part of the Eagan Shutdown. During the thirteen weeks ended March 27, 2004, the Company incurred $606 of Eagan Shutdown charges. These charges relate to costs associated with the Eagan, Minnesota plant closure, costs associated with the relocation of equipment and inventory and employee related fringe benefits. Eagan Shutdown charges for the thirteen weeks ended March 27, 2004 are included in cost of goods sold.

The following table reflects the changes in the accrual during the thirteen weeks ended March 27, 2004 associated with the Eagan Shutdown. This accrual is included in accrued liabilities on the Company’s condensed consolidated balance sheets.

Description	Accrual balance at December 27, 2003	Charged to Earnings 2004	Cash Utilization	Non-Cash Utilization	Accrual balance at March 27, 2004
Employee separations	$428	$—	$(245)	$—	$183
Other	—	606	(606)	—	—

Total Eagan Shutdown charges	$428	$606	$(851)	$—	$183

Note 7. Special, Restructuring and Other Charges Update

During 2000 and 2001, the Company implemented a restructuring plan to reduce fixed costs and better position the Company for sustained profitability. The restructuring plan entailed the closure of the Leominster, Massachusetts manufacturing and warehouse facilities, reconfiguration of remaining manufacturing facilities, a reduction in headcount and a realignment of the selling process. The restructuring charges were accounted for under the Emerging Issues Task Force (“EITF”) Issue No. 94-3. The Company identified a total of 124 hourly and salaried Leominster employees to be terminated in accordance with the 2001 restructuring initiatives. All planned restructuring initiatives were completed in 2001.

On a quarterly basis, the Company reviews remaining accrual balances related to these actions and adjusts them to its best estimate of remaining cost.

Restructuring accruals were determined based on estimates prepared at the time the restructuring actions were approved by management and also reflect any subsequent changes in management estimates. Restructuring accruals of $256, as of March 27, 2004, are considered adequate. The following table reflects changes in the accruals during the thirteen weeks ended March 27, 2004.

	Accrual Balance at December 27, 2003	Cash Amounts Utilized in 2004	Accrual Balance at March 27, 2004
Leased plant and facilities	$10	$—	$10
Obsolete and duplicate leased assets	213	(17)	196
Employee related costs	50	—	50

	$273	$(17)	$256

As of March 27, 2004, obsolete and duplicate leased assets accruals of $196 are related to future minimum lease payments on machinery and equipment no longer used in the Company’s manufacturing process and employee related accruals of $50 are primarily related to employee severance and benefits.

Note 8. Income Taxes

The Company uses the asset and liability method of Statement of Financial Accounting Standards (“SFAS”) No. 109 in accounting for income taxes. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, tax credits and operating loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

As discussed in Note 12 to the consolidated financial statements in the Company’s 2003 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company expects to provide a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained.

Note 9. Segment of an Enterprise

The Company consists of a single operating segment that designs, manufactures and markets quality consumer housewares products. This segmentation is based on the financial information presented to the chief operating decision maker. The following table sets forth the net sales by product category within the Company’s single operating segment.

Product Category Information – Net Sales

	Thirteen weeks ended
	March 27, 2004	March 29, 2003
General storage	$21,603	$20,159
Laundry management	18,028	16,627
Closet storage	8,434	6,635
Bathware	2,847	3,713
Kitchen storage	2,278	1,995

Total net sales	$53,190	$49,129

Major Customers

The Company is dependent upon a few customers for a large portion of its consolidated net sales. The table below sets forth the customers that each account for more than 10% of consolidated net sales. The loss of one of these customers could have a material effect on the Company. No other customer accounted for more than 10% of consolidated net sales during the thirteen weeks ended March 27, 2004 and March 29, 2003.

	Thirteen weeks ended
	March 27, 2004	March 29, 2003
	Net Sales %	Net Sales %
Walmart	33.8%	30.2%
Kmart	24.4%	33.1%
Target	15.7%	9.1%

Total	73.9%	72.4%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Company’s consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations contained in the Company’s Form 10-K for the year ended December 27, 2003.

Overview

The Company designs, manufactures and markets a broad range of quality houseware products. The following are key factors in understanding the Company’s performance:

•	Customer base

•	Cost of raw materials

•	Product mix

•	Molding machine utilization

•	Financial liquidity

•	Customer base

The Company’s business is highly concentrated among mass merchandisers, including discount stores, home centers and other category specific retailers. Sales to our top three customers, Kmart, Wal-Mart and Target, were 73% of net sales in fiscal year 2003 and 74% of net sales in fiscal year 2002. Our products generally have few unique or patented features and are sold at entry level price points. As such, the Company’s financial success is highly dependent on profitably meeting certain price points as demanded by customers. The competitive atmosphere created sometimes results in the erosion of selling prices for commodity products. Further, the Company has little opportunity to recover raw material cost increases through higher selling prices.

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

The high concentration of sales to mass merchandisers also makes the Company’s results dependent upon the operating results and financial viability of its key customers. The Company’s operating results in recent years have been impacted by developments at Kmart, the Company’s largest customer in fiscal year 2003. Since emerging from bankruptcy in May 2003, Kmart has improved its financial performance and has operated within its financial covenants. However, Kmart continues to experience declines in same store sales and its long-term viability cannot be assured. Kmart has paid all of its current obligations to the Company on time and we do not believe that Kmart’s current situation will negatively impact the Company in the near term.

•	Cost of raw materials

The Company’s primary raw materials are plastic resin and steel. Changing prices for such raw materials can cause the Company’s results of operations to fluctuate significantly. The cost of raw materials is impacted by several factors outside the control of the Company including supply and demand characteristics, oil and natural gas prices and the overall health of the economy. Generally, as the cost of raw materials rises it results in immediate declines in profitability since we usually are unable to recover the cost increase by passing it through to customers. Conversely, when raw material costs decline, our margins generally are favorably impacted in the short-term though competitive factors may force a decrease in selling prices that erodes some of the improved profitability. During the first quarter of 2004, the cost of plastic resin increased approximately 11% and steel prices increased approximately 6% as compared to the first quarter of 2003. The increase in raw material costs added approximately $1.7 million to cost of goods sold that was not recovered from customers. Current resin costs are such that several of our products cannot be sold at a profit. Management expects the cost of both plastic resin and steel to increase further during 2004.

•	Product mix

The Company sells a variety of household items. For various reasons, some items provide a better return than others. As the mix of items sold changes, profitability and cash flow are affected. During the first quarter of 2004, mix was relatively unchanged as compared to the first quarter of 2003. During 2004, we expect that certain unprofitable products will be discontinued. The costs related to discontinuing a product are relatively minor and relate primarily to the non-cash write-off of related tooling.

•	Molding machine utilization

The Company has four injection molding facilities with a variety of injection molding machine sizes. Customer ordering patterns and mix of product manufactured impacts utilization of these machines. When demand exceeds our capacity, we must place production at third party facilities that are more costly than internal manufacturing. In addition, the mix of product sold impacts profitability since low margin items take the same amount of production time as higher margin items. In January 2004, we closed our most expensive molding facility and relocated the machines to lower cost operations. The Company’s future profitability is dependent on selling to our optimum capacity and product mix so that constrained capacity is devoted to products with higher margins. We have no plans for expansion of our molding capacity until we can profitably operate the facilities we currently own.

•	Financial liquidity

Seasonal working capital needs are provided by the Company’s $50 million asset based line of credit. Ability to borrow is a function of our eligible asset based availability and our outstanding borrowings. During the first quarter of 2004, our cash flow was positive and by the end of the quarter there were no borrowings outstanding under the line of credit. At March 27, 2004, our unused available line of credit was $38 million. A significant decline in eligible asset base or cash flow could result in constrained funds for operations. The Company has historically experienced negative cash flow in the final three quarters of its fiscal years. This is due to seasonal cash needs as well as the semi annual (May and November) payments of interest on subordinated debt. However management believes it has sufficient borrowing capability for at least the next 12 months. See “Capital Resources and Liquidity” below for additional discussion of the Company’s cash flows and financing situation.

Recent Development

As previously reported in our Form 8-K filed on February 5, 2004, the Company received a proposal letter to negotiate a transaction contemplating the acquisition of all of the Company’s outstanding shares for $1.50 cash per share by an entity formed by James R. Tennant, the Company’s chairman and chief executive officer. A special committee of the Company’s independent directors, together with its outside counsel and financial advisors, is considering the proposed transaction. The special committee is actively pursuing alternatives. The Company cautions that there cannot be any assurance that further negotiations with Mr. Tennant will result in a completed transaction, and the terms and conditions of any such transaction may differ materially from the terms of the proposal letter.

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

Allowances for retailer deductions and customer programs are recognized when sales are recorded. Allowances are based on various market data, historical trends and information from customers. Although the best information reasonably available to the Company is used to establish the allowances, such information is often based on estimates of retailer recovery rates and sales to retailers. Retailer programs are often based on annual sales levels in total and by product category. Different recovery rates apply depending on the annual sales levels achieved. As such, judgments are required on an interim basis of the expected full year sales level by customer and product category. Because of the judgment involved, interim estimates can vary significantly from the full year actual determination of program costs. Only at year-end can an accurate assessment of the current year’s costs be made. Retailers recover the program costs through deductions against future amounts owed to the Company. It is not unusual for retailers to have a different judgment of the amounts earned than does the Company. Accordingly, the Company maintains allowances for any differences that may arise. Resolution of such differences can sometimes take up to several years depending on the particular program. Allowances are reviewed quarterly and are adjusted based on current estimates of retailer recovery and future sales. Due to changes in estimates, changes in retailer activity and the length of time required for many programs to run their course, it is possible for allowance activity to materially impact operating performance and financial condition in any given period. In the first quarter of 2004, the allowances for retailer deductions and trade programs as a percentage of gross sales were 5.8% compared to 7.1% in the first quarter of 2003. The change in percentage is a function of the assortment of trade programs, the level of retailer deductions and the sales levels achieved by customers. Due to changes in estimates during the year, interim results can vary from the full year result.

•	Allowance for doubtful accounts

The Company evaluates the collectibility of its accounts receivable based upon an analysis of historical trends, aging of accounts receivable, write-off experience and credit evaluations of selected high risk customers. In the event of a specific customer bankruptcy or reorganization, specific allowances are established to write down accounts receivable to the level of anticipated recovery. The Company may consult with third-party purchasers of bankruptcy receivables when establishing specific allowances. The determination of specific allowances involves management judgments about the expected financial viability of its customers. Changes in specific allowances for doubtful accounts would only be material to financial condition and operating performance to the extent any change involved one of the Company’s 10 largest customers. The 10 largest customers account for approximately 83% of net sales and 78% of receivables.

•	Inventory valuation.

The Company values inventory at cost (not in excess of market) determined by the first-in, first-out (FIFO) method. Inventory costs are based on standard costs, adjusted for actual manufacturing and raw material purchase price variances. The Company includes materials, labor and manufacturing overhead in the cost of inventories. Management regularly reviews inventory for salability and has established allowances to record inventory at the lower of cost or market. The allowances are based on management judgments regarding future selling prices and costs of disposal. Such judgments are impacted by economic conditions, condition of the inventory and age of the inventory. Such judgments involve high degrees of uncertainty and subjectivity. Accordingly, changes in the estimates can have a material impact on reported results or financial condition. In the first quarter of 2004, problem inventories were lower than in the first quarter of 2003. Accordingly, charges to reduce inventory carrying values were $0.9 million lower in the first quarter of 2004 than in the first quarter of 2003.

•	Valuation of deferred income tax assets

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

The Company currently has $32.1 million of deferred tax assets resulting from net operating loss carryforwards, and other deductible temporary differences, which may reduce taxable income in future periods to the extent the Company generates profits. Because the value of the deferred tax assets are fully reserved, changes in estimates of future operating performance could result in a reduction of the valuation allowances and a corresponding decrease in income tax expense. The changes in the valuation allowances in any future interim period or fiscal year could be material. No changes in estimates regarding future operating performance were made during the first quarter of 2004.

•	Restructuring reserves

In 2000 and 2001, the Company recorded restructuring charges for certain costs associated with plant closures and business reorganization activities upon approval by management with the appropriate level of authority in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. Such costs were recorded as a liability and included lease termination costs, employee severance and certain employee termination benefits. These costs were neither associated with nor do they benefit continuing business activities. Inherent in the determination of these costs were assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. The Company reviews the status of restructuring activities on an ongoing basis and, if appropriate, records changes based on such activities. At March 27, 2004, remaining accruals related to the 2000 and 2001 restructuring charges are less than $0.3 million.

•	Valuation of Long-Lived and Intangible Assets

The Company assesses the recoverability of long-lived assets whenever it determines that events or changes in circumstances indicate that their carrying amount may not be recoverable. In accordance with GAAP, indefinite lived intangible assets are subject to annual impairment tests. The Company’s assessments and impairment testing are primarily based upon management estimates of future cash flows associated with these assets. Should the Company’s operating results, or estimated future results, deteriorate, we may determine that some portion of our long-lived tangible or intangible assets are impaired. Such determination could result in non-cash charges that could materially affect the Company’s consolidated financial position or results of operations for that period. At March 27, 2004, intangible assets were $74.2 million and long lived assets (property, plant and equipment) were $31.7 million.

Thirteen weeks ended March 27, 2004 compared to the thirteen weeks ended March 29, 2003

In the discussion and analysis that follows, all references to 2004 are for the thirteen week period ended March 27, 2004 and all references to 2003 are for the thirteen week period ended March 29, 2003.

The following discussion and analysis compares the actual results for the first quarter of 2004 to the actual results for the first quarter of 2003 with reference to the following (in thousands, except net loss per share; unaudited):

	Thirteen weeks ended
	March 27, 2004		March 29, 2003
Net sales	$53,190	100.0%	$49,129	100.0%
Cost of goods sold	43,289	81.4%	40,459	82.4%

Gross profit	9,901	18.6%	8,670	17.6%

Selling, general and administrative expenses	6,713	12.6%	8,232	16.8%
Amortization of intangible assets	124	0.2%	126	0.3%

Operating profit	3,064	5.8%	312	0.5%

Interest expense	(3,255)	(6.1)%	(3,477)	(7.1)%
Other (expense) income, net	(5)	(0.0)%	43	0.1%

Loss before income taxes	(196)	(0.3)%	3,122	(6.5)%

Income tax expense	(7)	(0.0)%	(24)	(0.0)%

Net loss	$(203)	(0.3)%	$(3,146)	(6.5)%

Net loss per share – basic	$(0.03)		$(0.40)

Net loss per share – diluted	$(0.03)		$(0.40)

Weighted average common shares outstanding:
Basic	7,987		7,899
Diluted	7,987		7,899

Net sales. 2004 first quarter net sales of $53.2 million were up 8% as compared to net sales in the first quarter of 2003 of $49.1 million. Sales were up due to increased unit sales across all product lines to our largest customers. Sales to the top three customers were 74% of net sales as compared to 72% in the prior period. Changes in estimates related to retailer recovery of deductions and customer programs resulted in a reduction of sales allowances between periods. Such program and deduction expenses, which are recorded as a reduction of gross sales, were 5.8% of gross sales in 2004 and 7.1% of gross sales in 2003.

Gross profit. The Company’s gross profit in the first quarter of 2004 was $9.9 million as compared to $8.7 million in 2003 and gross profit margins increased to 18.6% of net sales from 17.6% a year ago. Margins were influenced by a number of factors, including:

•	The cost of plastic resin increased during the quarter resulting in a $1.6 million cost increase (300 basis point decline in margins).

•	Selling price decreases of $1.0 million (200 basis point decline in margins).

•	Gross sales increase (net of selling price decreases) of $4.7 million resulted in additional gross profit of $0.9 million

•	Factories produced more units resulting in additional overhead absorption. The higher running rates, together with reduced spending, improved margins by 200 basis points.

•	Charges related to inventory allowances were $0.9 million lower in the first quarter of 2004 as compared to a year ago.

•	The decline in program and deduction expenses improved margins by 110 basis points.

•	Operational savings of $0.4 million from the January 2004 closing of the Eagan manufacturing facility were offset by closing related costs of $0.6 million.

Selling, general and administrative expenses. SG&A expenses decreased to $6.7 million in the first quarter of 2004 from $8.2 million in 2003. As a percentage of net sales, SG&A expenses decreased to 12.6% in 2004 from 16.8% in 2003. SG&A expenses were favorably impacted by a $0.5 million bad debt recovery, the non recurrence of a $0.7 million first quarter 2003 premium associated with accounts receivable insurance, warehouse savings from the closing of the Eagan facility and general cost cutting measures across all expense departments. SG&A also includes $0.3 million in the first quarter of 2004 related to expenses incurred by the special committee of the Board of Directors. The special committee was formed to consider a proposal letter for the acquisition of all of the Company’s outstanding shares as described above under “Recent Developments”. Costs incurred related to fees paid to financial advisors, attorneys and the committee members.

Interest expense. Interest expense of $3.3 million in 2004 was down $0.2 million from the prior year period. Lower debt levels as compared to a year ago caused the decrease in interest expense.

Income tax expense. Income tax expense was not material in either period due to the Company’s significant tax loss carryforwards. The recorded tax provision relates to state and foreign taxes.

Net loss. The loss in the first quarter of 2004 was $0.2 million, down significantly from the 2003 first quarter loss of $3.1 million. Higher sales, improved factory performance and lower operating expenses are the primarily reasons for the improvement in performance. The loss per diluted share was $(0.03) as compared to $(0.40) in the first quarter of 2003.

The diluted weighted average number of shares outstanding increased to 7,986,556 in 2004 from 7,898,829 a year ago. Dilutive options and warrants are not included in the computation of diluted weighted average shares outstanding because the assumed exercise of such equivalents would have reduced the loss per share.

Capital Resources and Liquidity

The Company’s primary sources of liquidity and capital resources include cash provided from operations and borrowings under the Company’s asset based $50 million Loan and Security Agreement (the “Loan Agreement”).

The Company generates cash by the profitable sale of its products. Disbursements of cash for materials and services generally occur during the manufacturing and purchasing process, which is usually 30-90 days prior to sale. Collection of receivables generally occurs approximately 45-60 days after shipment. For certain large promotional items that typically ship in the fourth quarter, we begin building inventory in the second and third quarters. The inventory for these promotional items typically is not turned to cash until the first quarter of the following year. The timing of cash flows is further impacted by the semi-annual interest payments on the high-yield bonds. Interest payments of about $6.0 million occur in May and November. As a result of the operational seasonality and the timing of the interest payments, the Company normally has positive cash flow in the first quarter and negative cash flow for the balance of the year. In 2003, cash flow (defined as the change in net debt and cash) was positive $9.4 million in the first quarter and was a negative $13.4 million for the last three quarters of the year. In the first quarter of 2004, the Company generated positive cash flow of $12.6 million.

Collection of receivables is highly dependent on the financial strength of the Company’s top three customers: Kmart, Wal-Mart, and Target. These three customers accounted for 74% of the Company’s net sales in the first quarter of 2004. To the extent that any of them fall into financial distress and fail to timely pay amounts due, it would have an adverse impact on ongoing operations.

During the first quarter of 2004, the Company’s cash and cash equivalents increased to $3.5 million at March 27, 2004 from $0.8 million at December 27, 2003. Borrowings under the Loan Agreement decreased $9.8 million during the first quarter. The increase in cash and decrease in borrowings since December 27, 2003 is due to seasonal reductions of working capital.

Working capital (excluding cash and short term debt) at March 27, 2004 was $18.4 million, down $10.5 million from December 27, 2003. Receivables decreased $14.4 million due to lower sales in the first quarter of 2004 as compared to the fourth quarter of 2003. Inventories increased $5.2 million during the quarter due to higher raw material costs and seasonal builds for later shipment. Current liabilities increased $2.3 million during the quarter due primarily to interest expense. Interest expense on the high yield bonds is paid in May and November.

Capital spending for the first quarter was $0.9 million as compared to $1.2 million a year ago. Capital spending was primarily related to new product tooling and normal replacement of equipment.

There were no outstanding borrowings at March 27, 2004 under the Loan Agreement. Unused availability under the Loan Agreement was $37.9 million as of March 27, 2004, and there is expected to be sufficient financing capability to fund operations for at lease the next twelve months. There are no required debt principal repayments until May 2008.

The Loan Agreement covenants require the Company to maintain excess availability at all times of at least $9.2 million. At March 27, 2004, the eligible asset base was $50.2 million. Thus, we could borrow up to $41.0 million under the Loan Agreement. At March 27, 2004, there were no borrowings under the Loan Agreement and outstanding letters of credit totaled $3.1 million. Accordingly, we still had availability under the Loan Agreement of $37.9 million.

The Company was in compliance with all Loan Agreement covenants as of March 27, 2004.

The Company’s Loan Agreement contains one financial covenant pertaining to a minimum cash interest coverage ratio. The cash interest coverage ratio must be no lower that 0.70 until June 2004 at which point the ratio begins a quarterly increase until it reaches 1.25 in June 2005. At March 27, 2004, the Company’s cash interest coverage ratio was 1.49. The earnings component of the covenant is the trailing twelve-month earnings before interest, taxes, depreciation and amortization. Certain costs related to factory realignments are also excluded. For the twelve months ended March 27, 2004, the earnings component of the covenant was $19.1 million. For a definition of cash interest coverage ratio as it is used in the Loan Agreement, refer to the Company’s Current Report on Form 8-K filed on September 24, 2003.

The following is a table providing the aggregate annual contractual obligations of the Company including debt, capital lease obligations, future minimum rental commitments under operating leases and purchase obligations at March 27, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in the future periods indicated.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$116,050	$—	$—	116,050	$—
Capital lease obligations	13,648	939	1,866	1,846	8,997
Minimum rental commitments under operating leases	20,606	5,142	8,361	5,455	1,648
Purchase obligations (estimated) (1)	28,019	28,019	—	—	—

Total contractual cash obligations	$178,323	$34,100	$10,227	$123,351	$10,645

(1)	The Company has entered into a commitment to purchase certain minimum annual volumes of plastic resin at formula-based prices. The agreement expires in December 2004. Future related minimum commitments to purchase plastic resin, assuming March 2004 price levels, are $28.0 million in 2004. The purchase commitment pricing is not tied to fixed rates; therefore, the Company’s results of operations or financial position could be affected by significant changes in the market cost of plastic resin. See Item 3A, “Quantitative and Qualitative Disclosures About Market Risk – Commodity Risk” in the Company’s Form 10-K for fiscal 2003, which is incorporated herein by reference, for further details.

	Financing commitments expiring by period (in thousands)
	Total	1 year	2-3 years	4-5 years	After 5 years
Standby letters of credit	$3,100	$3,100	$—	$—	$—

Business Risks and Management Outlook

•	The Company’s largest customer in 2003 was Kmart. The Company’s net sales to Kmart were $77 million in 2003 and $74 million in 2002, even though Kmart reduced its store count by 18% during 2003. After emerging from bankruptcy in May 2003, Kmart has improved its financial performance and has operated within its financial covenants. However, Kmart continues to experience declines in same store sales and its long-term viability cannot be assured. Kmart has paid all of its current

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

•	Historically, plastic resin has represented approximately 20% to 25% of the Company’s cost of goods sold. In 2003, the percentage increased to 30% due to higher plastic resin costs and usage. Plastic resin costs are impacted by several factors outside the control of the Company including supply and demand characteristics, oil and natural gas prices and the overall health of the economy. Any of these factors could potentially have a positive or negative impact on plastic resin prices and the Company’s profitability. Resin costs in 2003 were approximately 17% per pound higher than our five year historic averages and 20% per pound over 2002. Resin costs have continued to increase in 2004 and we expect that costs in the second quarter will exceed first quarter costs. While we will make every effort to recover the higher cost of plastic resin, there is no assurance that future resin cost increases can be passed on to customers.

•	On January 31, 2004, the Company closed its Eagan, Minnesota manufacturing and warehouse facility. This closure was done to reduce operating costs and utilize capacity in the Company’s other injection molding plants. The Company expects to realize annual cash savings as a result of the plant closing and currently estimates that the cash savings in the first year will be approximately $2.5 million (excluding plant closing costs). However, the process of closing facilities, moving equipment and reallocating production and sourcing capabilities often involves unforeseen difficulties and may require a disproportionate amount of the Company’s financial and other resources, including management time. Accordingly, there can be no assurance that the Company will not incur unanticipated plant closing costs or experience unanticipated difficulties and costs associated with the relocation of equipment or the manufacture or sourcing of products, any of which could have a material adverse effect on the Company’s anticipated cash savings.

•	The Company currently manufacturers the majority of its laundry products in the U.S. and Mexico. Management believes that its current manufacturing structure provides increased flexibility to meet customer needs. All of the Company’s major laundry competitors rely heavily on foreign sourced products. Such products are produced in several countries, including a significant portion from China. These foreign sourced competitive products have been introduced at selling prices below ours. This has caused our profit margins and market share to decline. We have initiated many cost cutting and other steps to protect our market share and profit margins. We are also aggressively pursuing the increased importation of certain laundry products. We will continue to analyze the competitiveness of our North American based laundry manufacturing operations. In addition, the Company filed an action with the U.S. International Trade Commission (ITC) and the U.S. Department of Commerce (Commerce) on June 30, 2003 seeking relief from a surge in the importation of illegally priced Chinese ironing boards. The Company’s petition demands the imposition of antidumping duties on the imported Chinese ironing boards. On August 14, 2003, ITC preliminarily determined that there is a reasonable indication that an industry in the United States is threatened with material injury by reason of imports of ironing boards from China. On January 27, 2004, Commerce announced that ironing boards from China are being sold, or are likely to be sold, in the United States at less than fair value. Estimated duty rates ranging from 7.66% to 153.76% were assigned. Commerce is scheduled to issue its final determination in the antidumping investigation on these imports on or about June 11, 2004. ITC is scheduled to issue its final determination on or about July 26, 2004. An affirmative injury or threat determination by ITC will require Commerce to publish an antidumping order, paving the way for the government’s collection of antidumping duties. The deadlines may be extended under the governing statute and there can be no assurance as to the timing or outcome of this proceeding, including whether or not the assigned duty rates will ultimately survive review and appeal. The Company will continue to vigorously pursue this matter, which will require it to devote financial and other resources, including management time and legal expenses.

•	The Company’s three largest customers all have unique aspects that require additional packaging, handling and technical support. Distribution systems are constantly evolving as retailers search for additional costs to remove from the distribution system. A coming technology is radio frequency identification (RFID) which attaches a computer chip to each product. This chip gives off a radio signal that can be tracked by the retailer for inventory and sale purposes. RFID has the potential to replace current bar code technology. Wal-Mart has indicated that vendors should prepare for a conversion to RFID technology over the next two years. The cost to transition to RFID is unknown but is expected to be significant. It is likely that retailers will expect vendors to fund the RFID changes. The transition to RFID is expected to occur in the next two to three years.

•	As a result of operating losses and restructuring write-offs in prior years, the Company has significant tax loss carryforwards. These carryforwards may be used to reduce taxable income in future periods. The Company had tax loss carryforwards of $51 million which expire in years 2010 through 2023 (amount includes carryforwards of $9 million subject to annual limitation) as of December 27, 2003. The tax loss carryforwards are expected to increase in 2004. However, there is no assurance that future income will be sufficient to utilize these tax loss carryforwards. Our ability to use these operating loss carryforwards to offset any future taxable income depends on a variety of factors, including possible limitations on usage under Internal Revenue Code Section 382.

•	The Company is highly leveraged with total debt representing over two times our net tangible assets. Although $116 million of the Company’s outstanding debt at March 27, 2004 is at fixed rates, any deterioration in our business could lead to additional borrowings at adjustable rates. Thus a deterioration of our business combined with a significant change in interest rates could materially impact earnings and cash flow. Furthermore, the financial and operating covenants related to the Company’s debt agreements place some restrictions on operations. During all of 2003 and the first quarter of 2004, the Company operated within its financial and operating covenants and expects to continue to operate within the covenants during 2004.

•	The Company’s Loan Agreement takes into account seasonal fluctuations and changes to the Company’s collateral base. Because the financing is asset based, availability of funds to borrow is dependent on the quality of the Company’s asset base, primarily its receivables and inventory. Should the lender determine that such assets do not meet the bank’s credit tests, availability can be restricted. Given the Company’s retail customer base, it is possible that certain customers could be excluded from the asset base thus reducing credit availability.

•	In an environment where customers largely control selling prices and vendors largely control raw material costs, sustained profitability and cash flow is a challenging goal. We will continue to focus on controlling our costs of production and holding operating expenses to below industry levels. We also intend to continue to develop new products and categories, as management believes that such items have a slightly better opportunity for reasonable profit margins. Given the declining profitability of certain products and the increasing cost of raw materials, we will be announcing selective price increases. The success of these price increases is predicated on the competitive market place. If such price increases are not successfully implemented, certain products will be discontinued.

•	Given the Company’s line of credit availability, management may from time-to-time look at opportunities to buy its high-yield bonds. A buyback might be done if such transactions are accretive to shareholders through either a reduction of interest expense or a buyback of bonds at a discount.

•	Management believes that acquisitions provide an opportunity to meaningfully grow the Company’s sales and profits. We expect to consider acquisition opportunities that are synergistic to existing operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk is impacted by changes in interest rates and price volatility of certain commodity based raw materials.

Interest Rate Risk. The Company’s revolving credit agreement is LIBOR-based and is subject to interest rate movements. During the thirteen weeks ended March 27, 2004, the Company did not experience any material changes in interest rate risk that would affect the disclosures presented in the Company’s Annual Report on Form 10-K for the fifty-two week period ended December 27, 2003.

Commodity Risk. The Company is subject to price fluctuations in commodity based raw materials such as plastic resin, steel and griege fabric. Changes in the cost of these materials may have a significant impact on the Company’s operating results. The cost of these items is affected by many factors outside of the Company’s control and changes to the current trends are possible. See “Business Risks and Management Outlook” above.

The Company has entered into a commitment to purchase certain minimum annual volumes of plastic resin at formula-based prices. The agreement expires in December 2004. Future related minimum commitments to purchase plastic resin, assuming March 2004 price levels, are approximately $28 million in 2004. In the event there is a major change in economic conditions affecting the Company’s overall annual plastic resin volume requirements, the Company and the vendor will mutually agree on how to mitigate the effects on both parties. Mitigating actions include deferral of product delivery within the agreement term, agreement term extension and/or elimination of excess quantities without liability.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in reporting information required to be disclosed by the Company in the reports its files or submits under the Exchange Act within the time periods specified in the Commission’s rules and forms.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weakness) in the Company’s internal controls over financial reporting during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Forward Looking Statements

This quarterly report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business Risks and Management Outlook” and “Quantitative and Qualitative Disclosures about Market Risk” sections, contain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally may be identified by the use of terminology such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” or similar phrases or the negatives of such terms. Such statements are based on management’s current expectations and are subject to risks, uncertainties and assumptions, including those identified below and in the foregoing “Business Risks,” as well as other matters not yet known to the Company or not currently considered material by the Company, which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to:

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

PART II. OTHER INFORMATION

Items 1 through 5 and of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification by James R. Tennant, Chief Executive Officer and Chairman of the Board, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of James E. Winslow, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by James R. Tennant, Chief Executive Officer and Chairman of the Board pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of James E. Winslow, Executive Vice President and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b)	Current reports on Form 8-K.

Registrant filed a Current Report on Form 8-K dated February 5, 2004 to disclose that the Registrant received a proposal letter to negotiate a transaction contemplating the acquisition of all of the Company’s outstanding shares for $1.50 cash per share by an entity formed by James R. Tennant, the Company’s Chairman and Chief Executive Officer.

Registrant filed a Current Report on Form 8-K dated February 24, 2004 to disclose that the Registrant issued a press release disclosing its financial results for its fourth quarter and fiscal year ended December 27, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Home Products International, Inc.

By:	/s/ James E. Winslow
James E. Winslow
Executive Vice President and
Chief Financial Officer

Dated: May 5, 2004