Form 10-Q
period 2004-06-26
HOME PRODUCTS INTERNATIONAL INC
filed 2004-08-10
CIK 814457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 26, 2004

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

Common shares, par value $0.01, outstanding as of August 2, 2004 – 7,878,902

HOME PRODUCTS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOME PRODUCTS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	June 26, 2004	December 27, 2003
Assets
Current assets:
Cash and cash equivalents	$411	$797
Accounts receivable, net	42,661	47,963
Inventories	32,879	17,903
Prepaid expenses and other current assets	2,784	2,421

Total current assets	78,735	69,084

Property, plant and equipment - at cost	95,371	91,647
Less accumulated depreciation	(62,909)	(58,835)

Property, plant and equipment, net	32,462	32,812

Other intangibles, net	360	608
Goodwill, net	73,178	73,752
Other non-current assets	1,983	4,019

Total assets	$186,718	$180,275

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving line of credit and other current debt	$11,679	$9,969
Accounts payable	28,113	21,425
Accrued liabilities	16,395	17,976

Total current liabilities	56,187	49,370

Long-term obligations - net of current debt	120,517	120,578
Other liabilities	4,460	3,986

Total liabilities	181,164	173,934

Stockholders’ equity:
Preferred Stock - authorized, 500,000 shares, $.01 par value; - None issued	—	—
Common Stock - authorized 15,000,000 shares, $.01 par value; 8,696,058 shares issued at June 26, 2004 and 8,687,828 shares issued at December 27, 2003	87	87
Additional paid-in capital	50,085	50,077
Accumulated deficit	(38,067)	(37,295)
Common stock held in treasury - at cost; 822,394 shares at June 26, 2004 and December 27, 2003	(6,528)	(6,528)
Accumulated other comprehensive loss	(23)	—

Total stockholders’ equity	5,554	6,341

Total liabilities and stockholders’ equity	$186,718	$180,275

The accompanying notes are an integral part of the condensed consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net sales	$64,206	$54,049	$117,396	$103,178
Cost of goods sold	53,537	46,425	96,870	86,884

Gross profit	10,669	7,624	20,526	16,294

Operating expenses:
Selling and marketing	3,811	4,085	7,487	8,405
General and administrative	4,049	3,297	7,042	7,209
Amortization of intangible assets	124	126	248	252

Operating profit	2,685	116	5,749	428

Non-operating income (expense):
Interest income	1	15	4	62
Interest expense	(3,274)	(3,451)	(6,529)	(6,928)
Other income, net	29	11	21	7

Net non-operating expense	(3,244)	(3,425)	(6,504)	(6,859)

Loss before income taxes	(559)	(3,309)	(755)	(6,431)

Income tax expense	10	20	17	44

Net loss	$(569)	$(3,329)	$(772)	$(6,475)

Net loss per common share:
Basic	$(0.07)	$(0.42)	$(0.10)	$(0.82)

Diluted	$(0.07)	$(0.42)	$(0.10)	$(0.82)

Weighted average common shares outstanding-basic	7,986,614	7,936,215	7,986,585	7,935,349

Weighted average common shares outstanding-diluted	7,986,614	7,936,215	7,986,585	7,935,349

The accompanying notes are an integral part of the condensed consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Twenty-six weeks ended
	June 26, 2004	June 28, 2003
Operating activities:
Net loss	$(772)	$(6,475)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,369	4,498
Amortization of restricted stock compensation	—	113
Noncash gain on insurance settlement	(150)	—
Loss on the abandonment of assets	6	3
Other, net	812	462
Changes in current assets and liabilities:
Decrease in accounts receivable	5,919	12,769
Increase in inventories	(14,976)	(2,530)
Decrease in prepaid expenses and other current assets	695	360
Increase in accounts payable	6,688	1,202
Decrease in accrued liabilities	(1,007)	(7,282)

Net cash provided by operating activities	1,584	3,120

Investing activities:
Capital expenditures, net	(3,627)	(3,582)

Net cash used in investing activities	(3,627)	(3,582)

Financing activities:
Net borrowings under loan and security agreement	1,710	—
Payments of capital lease obligation	(61)	(45)
Exercise of stock options, issuance of common stock under stock purchase plan and other	8	28

Net cash provided by (used in) financing activities	1,657	(17)

Net decrease in cash and cash equivalents	(386)	(479)
Cash and cash equivalents at beginning of period	797	3,974

Cash and cash equivalents at end of period	$411	$3,495

Supplemental disclosures
Cash paid in the period:
Interest	$6,207	$6,633

Income taxes	$23	$54

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

The condensed consolidated financial statements for the thirteen and twenty-six weeks ended June 26, 2004 and June 28, 2003, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 26, 2004 and for all periods presented.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company’s Form 10-K for the year ended December 27, 2003. The results of operations for the thirteen and twenty-six weeks ended June 26, 2004 are not necessarily indicative of the operating results to be expected for the full year.

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

Note 2. Stock-Based Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” encourages companies to adopt a fair value approach to valuing stock-based compensation that would require compensation cost to be recognized based upon the fair value of the stock-based instrument issued. As permitted by SFAS No. 123, the Company follows the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Based Compensation” and the related interpretations in accounting for stock option awards under the stock option plans. Under APB Opinion No. 25, compensation expense is recognized if the market price on the date of grant exceeds the exercise price. All options granted by the Company have been granted at the market price of stock on the date of grant and therefore the Company recognizes no compensation expense.

To provide more prominent and frequent disclosures about the effects of stock-based compensation as required under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, the following table summarizes the pro forma effect of stock-based compensation on net loss and loss per share if the optional expense recognition provisions of SFAS No. 123 had been adopted. No tax benefits were attributed to the stock based employee compensation expense during the thirteen and twenty-six weeks ended June 26, 2004 due to the Company’s loss carryforward position.

The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model. Changes in assumptions can materially affect the fair value estimate, and therefore the existing valuation model may not provide a reliable single measure of the fair value of the Company’s stock options.

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net loss as reported	$(569)	$(3,329)	$(772)	$(6,475)
Less: total stock-based compensation expense determined under fair value based method for all awards	(31)	(49)	(62)	(95)

Pro forma net loss	$(600)	$(3,378)	$(834)	$(6,570)

Basic loss per common share – as reported	$(0.07)	$(0.42)	$(0.10)	$(0.82)

Basic loss per common share – pro forma	$(0.08)	$(0.43)	$(0.10)	$(0.83)

Diluted loss per common share – as reported	$(0.07)	$(0.42)	$(0.10)	$(0.82)

Diluted loss per common share – pro forma	$(0.08)	$(0.43)	$(0.10)	$(0.83)

No stock options were granted during the thirteen and twenty-six weeks ended June 26, 2004 and June 28, 2003.

Note 3. Net Loss Per Share

The following information presents net loss per share basic and diluted:

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net loss	$(569)	$(3,329)	$(772)	$(6,475)

Weighted average shares outstanding - basic	7,986,614	7,936,215	7,986,585	7,935,349
Impact of stock options, warrants and restricted stock	—	—	—	—

Weighted average shares outstanding - diluted	7,986,614	7,936,215	7,986,585	7,935,349

Net loss per share - basic	$(0.07)	$(0.42)	$(0.10)	$(0.82)

Net loss per share - diluted	$(0.07)	$(0.42)	$(0.10)	$(0.82)

Net loss per share - basic is computed based on the weighted average number of outstanding common shares. Net loss per share - diluted normally includes the weighted average effect of dilutive options, warrants and restricted stock on the weighted average shares outstanding. Because the inclusion of these common stock equivalents would have been antidilutive, the weighted average shares outstanding – diluted for the thirteen and twenty-six weeks ended June 26, 2004 exclude the effect of approximately 943,420 and 963,420, respectively, options and warrants. Because the inclusion of these common stock equivalents would have been antidilutive the weighted average shares outstanding – diluted for the thirteen and twenty-six weeks ended June 28, 2003 exclude the effect of approximately 1,454,720 options, warrants and restricted stock.

Note 4. Other Comprehensive Loss

The following table summarizes other comprehensive loss for the periods presented:

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net loss	$(569)	$(3,329)	$(772)	$(6,475)

Other comprehensive loss:
Foreign currency translation adjustments	(9)	—	(23)	—

Total comprehensive loss	$(578)	$(3,329)	$(795)	$(6,475)

The following is a summary of accumulated other comprehensive loss balances:

	June 26, 2004	December 27, 2003
Foreign currency translation losses	$(23)	$—

Accumulated other comprehensive loss	$(23)	$—

Note 5. Goodwill and Patents and Non-Compete Agreements

Goodwill relates to the excess of purchase price over the fair value of tangible assets acquired. Goodwill is tested at least annually for impairment or more often if an event or circumstance indicates that an impairment loss has been incurred.

The change in the carrying amount of goodwill for the twenty-six weeks ended June 26, 2004 is as follows:

Total
Balance at December 27, 2003	$73,752
Resolution of tax contingencies	(574)

Balance at June 26, 2004	$73,178

During the second quarter of 2004, the carrying amount of goodwill was decreased by $574 as a result of the resolution of tax contingencies arising in connection with prior year acquisitions. The resolution was a result of the closing of certain tax years.

Patents and non-compete agreements are amortized over their useful lives, and are evaluated annually to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Patents and non-compete agreements consist of the following:

		June 26, 2004
	Average Life (Yrs.)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patents	7 to 14	$1,008	$(855)	$153
Non-compete agreements	10	2,928	(2,721)	207

Total		$3,936	$(3,576)	$360

		December 27, 2003
	Average Life (Yrs.)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patents	7 to 14	$1,008	$(807)	$201
Non-compete agreements	10	2,928	(2,521)	407

Total		$3,936	$(3,328)	$608

Aggregate amortization expense for the thirteen weeks ended June 26, 2004 and June 28, 2003 was $124 and $126, respectively. Aggregate amortization expense for the twenty-six weeks ended June 26, 2004 and June 28, 2003 was $248 and $252, respectively.

Estimated patents and non-compete agreements amortization expense for the remaining two quarters of fiscal 2004 and fiscal 2005 based on patents and non-compete agreements at June 26, 2004 is as follows:

Fiscal Year Expense	Estimated Amortization Expense
2004	$248
2005	$112

Note 6. Inventories

The components of the Company’s inventory consist of direct labor, direct materials and the applicable portion of overhead required to manufacture the goods.

	June 26, 2004	December 27, 2003
Finished goods	$24,778	$13,562
Work-in-process	1,537	849
Raw materials	6,564	3,492

	$32,879	$17,903

Note 7. Eagan Shutdown

On July 29, 2003, the Company announced its intention to close its Eagan, Minnesota manufacturing and warehouse facility in January 2004 (“Eagan Shutdown”). This facility was exited on January 31, 2004. The Eagan, Minnesota facility was closed as part of an effort to reduce operating costs and utilize capacity in the Company’s other injection molding plants. The Company terminated approximately 130 hourly and salaried employees as part of the Eagan Shutdown. During the thirteen and twenty-six weeks ended June 26, 2004, the Company incurred $76 and $682, respectively, of Eagan Shutdown charges. These charges relate to costs associated with the Eagan, Minnesota plant closure, costs associated with the relocation of equipment and inventory and employee related fringe benefits. The second quarter of 2004 includes a change in management estimates of $98 related to employee separation costs. Eagan Shutdown charges for the thirteen and twenty-six weeks ended June 26, 2004 are included in cost of goods sold.

The following tables reflect the changes in the accrual during the thirteen and twenty-six weeks ended June 26, 2004 associated with the Eagan Shutdown. This accrual is included in accrued liabilities on the Company’s condensed consolidated balance sheets.

	Thirteen weeks ended June 26, 2004
Description	Accrual balance at March 27, 2004	Charged to Earnings	Cash Utilization	Accrual balance at June 26, 2004
Employee separations	$183	$(98)	$(71)	$14
Other	—	174	(174)	—

Total Eagan Shutdown charges	$183	$76	$(245)	$14

	Twenty-six weeks ended June 26, 2004
Description	Accrual balance at December 27, 2003	Charged to Earnings	Cash Utilization	Accrual balance at June 26, 2004
Employee separations	$428	$(98)	$(316)	$14
Other	—	780	(780)	—

Total Eagan Shutdown charges	$428	$682	$(1,096)	$14

Note 8. Special, Restructuring and Other Charges Update

During 2000 and 2001, the Company implemented a restructuring plan to reduce fixed costs and better position the Company for sustained profitability. The restructuring plan entailed the closure of the Leominster, Massachusetts manufacturing and warehouse facilities, reconfiguration of remaining manufacturing facilities, a reduction in headcount and a realignment of the selling process. The restructuring charges were accounted for under Emerging Issues Task Force (“EITF”) Issue No. 94-3. The Company identified a total of 124 hourly and salaried Leominster employees to be terminated in accordance with the 2001 restructuring initiatives. All planned restructuring initiatives were completed in 2001.

On a quarterly basis, the Company reviews remaining accrual balances related to these actions and adjusts them to its best estimate of remaining cost.

Restructuring accruals were determined based on estimates prepared at the time the restructuring actions were approved by management and also reflect any subsequent changes in management estimates. Restructuring accruals of $239, as of June 26, 2004, are considered adequate. The following table reflects changes in the accruals during the twenty-six weeks ended June 26, 2004.

	Accrual Balance at December 27, 2003	Cash Amounts Utilized in 2004	Accrual Balance at June 26, 2004
Leased plant and facilities	$10	$—	$10
Obsolete and duplicate leased assets	213	(34)	179
Employee related costs	50	—	50

	$273	$(34)	$239

As of June 26, 2004, obsolete and duplicate leased assets accruals of $179 are related to future minimum lease payments on machinery and equipment no longer used in the Company’s manufacturing process and employee related accruals of $50 are primarily related to employee severance and benefits.

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

Note 10. Recent Development

On June 2, 2004, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JRT Acquisition, Inc. (“JRT”), a privately held company whose sole stockholder is James R. Tennant, the Chief Executive Officer of the Company, and which was created solely for the purpose of effectuating the Merger Agreement and the transactions contemplated thereby (the “Merger”). Pursuant to the provisions of the Merger Agreement, JRT will merge with and into the Company, with the Company continuing as the surviving corporation. The Merger Agreement provides that, at the closing of the Merger, each holder of the Company’s common stock will be entitled to receive $1.50 in cash, without interest and less any applicable withholding taxes, for each outstanding share of the Company’s common stock that he or she owns. A special meeting of stockholders will be held for the purpose of obtaining the requisite stockholder approval. The Merger is subject to customary conditions and requires the approval of holders of a majority of the shares of the Company’s common stock outstanding as of the record date and the approval of holders of a majority of the shares of the Company’s common stock present or represented by proxy at the special meeting and voting either “for” or “against” the Merger Agreement and the Merger, excluding shares held by JRT, equityholders of JRT, James R. Tennant and any of their affiliates. Upon completion of the Merger, the Company will be a privately held company, wholly owned by the stockholders of JRT, and its common stock will cease to be quoted on NASDAQ and registered under the Securities Exchange Act of 1934. On July 6, 2004, the Company filed a Preliminary Proxy Statement on Schedule 14A, and the Company, JRT and Mr. Tennant filed a Schedule 13E-3 in connection with the proposed Merger.

Note 11. Contingencies

The Company is party to various claims, legal actions and complaints including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

On June 3, 2004, a complaint was filed in the Court of Chancery for the State of Delaware against the Company, our board of directors and JRT. The complaint purports to be filed by a stockholder and alleges that in entering into the Merger Agreement, our board of directors breached their fiduciary duties of loyalty, due care and good faith. The complaint, which includes a request for a declaration that the action be maintained as a class action, seeks, among other relief, injunctive relief enjoining the Merger from being consummated. The Company and our board of directors believe the complaint is without merit and intend to vigorously contest this lawsuit.

On June 4, 2004, a complaint was filed in the Chancery Division of the Circuit Court of Cook County, Illinois against the Company and our directors. The complaint purports to be filed by a stockholder and alleges that in entering into the Merger Agreement, our board of directors breached their fiduciary duties of loyalty, due care, independence, good faith and fair dealing. The complaint, which includes a request for a declaration that the action be maintained as a class action, seeks, among other relief, injunctive relief enjoining the Merger from being consummated. The Company and our board of directors believe the complaint is without merit and intend to vigorously contest this lawsuit.

If class certification is granted in either of the aforementioned legal actions, it is possible that the outcome could have a material adverse effect on the operating results, financial position and cash flows of the Company. There is not sufficient information to estimate the Company’s exposure at this time.

Note 12. Segment of an Enterprise

The Company consists of a single operating segment that designs, manufactures and markets quality consumer housewares products. This segmentation is based on the financial information presented to the chief operating decision maker. The following table sets forth the net sales by product category within the Company’s single operating segment.

Product Category Information – Net Sales

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
General storage	$28,578	$21,457	$50,181	$41,627
Laundry management	20,500	19,818	38,528	36,439
Closet storage	9,328	6,818	17,762	13,451
Bathware	3,085	3,585	5,932	7,296
Kitchen storage	2,715	2,371	4,993	4,365

Total net sales	$64,206	$54,049	$117,396	$103,178

Major Customers

The Company is dependent upon a few customers for a large portion of its consolidated net sales. The table below sets forth the customers that each account for more than 10% of consolidated net sales. The loss of one of these customers could have a material adverse effect on the Company. No other customer accounted for more than 10% of consolidated net sales during the thirteen and twenty-six weeks ended June 26, 2004 and June 28, 2003.

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
	Net Sales%	Net Sales%	Net Sales%	Net Sales%
Wal-Mart	29.6%	29.9%	31.5%	30.0%
Kmart	28.2%	28.0%	26.5%	30.4%
Target	15.3%	12.7%	15.5%	11.0%

Total	73.1%	70.6%	73.5%	71.4%

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

The Company’s business is highly concentrated among mass merchandisers, including discount stores, home centers and other category specific retailers. Sales to our top three customers, Kmart, Wal-Mart and Target, were 74% of net sales in the twenty-six weeks ended June 26, 2004, 73% of net sales in fiscal year 2003 and 74% of net sales in fiscal year 2002. Our products generally have few unique or patented features and are sold at entry level price points. As such, the Company’s financial success is highly dependent on profitably meeting certain price points as demanded by customers. The competitive atmosphere generally results in the erosion of selling prices for commodity products. Further, the Company has historically had little success at recovering raw material cost increases through higher selling prices.

The size of the mass merchandisers gives them strong bargaining power with suppliers. They encourage high levels of competition among suppliers, demand that manufacturers supply innovative new products, require suppliers to match or beat quoted prices received from other potential suppliers, demand reduced lead times and that product be warehoused until the customer desires delivery. These customers also actively engage in the direct import of generic products from multiple sources.

The high concentration of sales to mass merchandisers also makes the Company’s results dependent upon the operating results and financial viability of its key customers. The Company’s operating results in recent years have been impacted by developments at Kmart, the Company’s largest customer in fiscal year 2003. Since emerging from bankruptcy in May 2003, Kmart has improved its financial performance and has operated within its financial covenants. However, Kmart continues to experience declines in same store sales and has announced further reductions in store count. Kmart has paid all of its current obligations to the Company on time and we do not believe that Kmart’s current situation will negatively impact the Company in the near term.

•	Cost of raw materials

The Company’s primary raw materials are plastic resin and steel. Changing prices for such raw materials can cause the Company’s results of operations to fluctuate significantly. The cost of raw materials is impacted by several factors outside the control of the Company including supply and demand characteristics, oil and natural gas prices and the overall state of the economy. Generally, as the cost of raw materials rises it results in immediate declines in profitability since we usually are unable to recover the cost increase by passing it through to customers. Conversely, when raw material costs decline, our margins generally are favorably impacted in the short-term though competitive factors may force a decrease in selling prices that erodes some of the improved profitability. During the first twenty-six weeks of 2004, the cost of plastic resin increased approximately 10% and steel prices increased approximately 37% as compared to the first twenty-six weeks of 2003. The increase in raw material costs added approximately $4.9 million to cost of goods sold that was not recovered from customers. Current resin costs are such that several of our products cannot be sold at a profit. Management expects the cost of both plastic resin and steel to increase further during the remainder of 2004.

•	Product mix

The Company sells a variety of household items. For various reasons, some items provide a better return than others. As the mix of items sold changes, profitability and cash flow are affected. During the first twenty-six weeks of 2004, sales of closet and general storage items increased as compared to the first twenty-six weeks of 2003. Since these product categories are among the lowest profit items, overall profitability was negatively impacted by product mix in the first twenty-six weeks of 2004. During the remainder of 2004, we expect that mix will continue to have an unfavorable impact on the Company’s earnings. However, certain unprofitable products will be discontinued if selling price increases are not accepted in the marketplace. The costs related to discontinuing a product are relatively minor and relate primarily to the non-cash write-off of related tooling.

•	Molding machine utilization

The Company has four injection molding facilities with a variety of injection molding machine sizes. Customer ordering patterns and mix of product manufactured impacts utilization of these machines. When demand exceeds our capacity, we must place production at third party facilities that are more costly than internal manufacturing. In addition, the mix of product sold impacts profitability since low margin items take the same amount of production time as higher margin items. In January 2004, we closed our most expensive molding facility and relocated the machines to lower cost operations. The Company’s future profitability is dependent on selling to our optimum capacity and product mix so that constrained capacity is devoted to products with higher margins. We have no plans for expansion or reduction of our molding capacity until we can profitably operate the facilities we currently own.

•	Financial liquidity

Seasonal working capital needs are provided by the Company’s $50 million asset based line of credit. Ability to borrow is a function of our eligible asset based availability and our outstanding borrowings. During the first twenty-six weeks of 2004, our cash flow was negative and by the end of the second quarter there were $11.5 million of borrowings outstanding under the line of credit. At June 26, 2004, our unused available line of credit was $36.9 million. A significant decline in eligible asset base or cash flow could result in constrained funds for operations. The Company has historically experienced negative cash flow in the second half of its fiscal years. This is due to seasonal cash needs as well as the semi annual payments of interest on subordinated debt. However, management believes it has sufficient borrowing capability for at least the next 12 months.

See “Capital Resources and Liquidity” below for additional discussion of the Company’s cash flows and financing situation.

Recent Development

On June 2, 2004, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JRT Acquisition, Inc. (“JRT”), a privately held company whose sole stockholder is James R. Tennant, the Chief Executive Officer of the Company, and which was created solely for the purpose of effectuating the Merger Agreement and the transactions contemplated thereby (the “Merger”). Pursuant to the provisions of the Merger Agreement, JRT will merge with and into the Company, with the Company continuing as the surviving corporation. The Merger Agreement provides that, at the closing of the Merger, each holder of the Company’s common stock will be entitled to receive $1.50 in cash, without interest and less any applicable withholding taxes, for each outstanding share of the Company’s common stock that he or she owns. A special meeting of stockholders will be held for the purpose of obtaining the requisite stockholder approval. The Merger is subject to customary conditions and requires the approval of holders of a majority of the shares of the Company’s common stock outstanding as of the record date and the approval of holders of a majority of the shares of the Company’s common stock present or represented by proxy at the special meeting and voting either “for” or “against” the Merger Agreement and the Merger, excluding shares held by JRT, equityholders of JRT, James R. Tennant and any of their affiliates. Upon completion of the Merger, the Company will be a privately held company, wholly owned by the stockholders of JRT, and its common stock will cease to be quoted on NASDAQ and registered under the Securities Exchange Act of 1934. On July 6, 2004, the Company filed a Preliminary Proxy Statement on Schedule 14A, and the Company, JRT and Mr. Tennant filed a Schedule 13E-3 in connection with the proposed Merger.

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

A summary of the critical accounting estimates is as follows:

•	Allowances for retailer deductions and trade programs

Allowances for retailer deductions and customer programs are recognized when sales are recorded. Allowances are based on various market data, historical trends and information from customers. Although the best information reasonably available to the Company is used to establish the allowances, such information is often based on estimates of retailer recovery rates and future sales to retailers. Retailer programs are often based on annual sales levels in total and by product category. Different recovery rates apply depending on the annual sales levels achieved. As such, judgments are required on an interim basis of the expected full year sales level by customer and product category. Because of the judgment involved, interim estimates can vary significantly from the full year actual determination of program costs. Only at year-end can an accurate assessment of the current year’s costs be made. Retailers recover the program costs through deductions against future amounts owed to the Company. It is not unusual for retailers to have a different judgment of the amounts earned than does the Company. Accordingly, the Company maintains allowances for any differences that may arise. Resolution of such differences can sometimes take up to several years depending on the particular program. Allowances are reviewed quarterly and are adjusted based on current estimates of retailer recovery and future sales. Due to changes in estimates, changes in retailer activity and the length of time required for many programs to run their course, it is possible for allowance activity to materially impact operating performance and financial condition in any given period. In the first twenty-six weeks of 2004, the allowances for retailer deductions and trade programs as a percentage of gross sales were 5.1% compared to 7.2% in the first twenty-six weeks of 2003. The change in percentage is a function of the assortment of trade programs, the level of retailer deductions and the sales levels achieved by customers. Due to changes in estimates during the year, interim results can vary from the full year result.

•	Allowance for doubtful accounts

The Company evaluates the collectibility of its accounts receivable based upon an analysis of historical trends, aging of accounts receivable, write-off experience and credit evaluations of selected high risk customers. In the event of a specific customer bankruptcy or reorganization, specific allowances are established to write down accounts receivable to the level of anticipated recovery. The Company may consult with third-party purchasers of bankruptcy receivables when establishing specific allowances. The determination of specific allowances involves management judgments about the expected financial viability of its customers. Changes in specific allowances for doubtful accounts would only be material to financial condition and operating performance to the extent any change involved one of the Company’s 10 largest customers. The 10 largest customers accounted for approximately 84% of net sales in the first twenty-six weeks of 2004 and 79% of accounts receivable at June 26, 2004. No material changes in allowances for doubtful accounts involving any of our 10 largest customers was recorded in the thirteen weeks ended June 26, 2004.

•	Inventory valuation

The Company values inventory at cost (not in excess of market) determined by the first-in, first-out (FIFO) method. Inventory costs are based on standard costs, adjusted for actual manufacturing and raw material purchase price variances. The Company includes material, labor and manufacturing overhead in the cost of inventories. Management regularly reviews inventory for salability and has established allowances to record inventory at the lower of cost or market. The allowances are based on management judgments regarding future selling prices and costs of disposal. Such judgments are impacted by economic conditions, condition of the inventory and age of the inventory. Such judgments involve high degrees of uncertainty and subjectivity. Accordingly, changes in the estimates can have a material impact on reported results or financial condition. In the first twenty-six weeks of 2004, problem inventories were lower than in the first twenty-six weeks of 2003. Accordingly, charges to reduce inventory carrying values were $0.4 million lower in the first twenty-six weeks of 2004 than in the first twenty-six weeks of 2003.

•	Valuation of deferred income tax assets

The Company regularly evaluates its ability to recover the reported amount of its deferred tax assets. The evaluation considers several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. This evaluation is based primarily on our historical earnings, projected operating results, applicable net operating loss carryforward expiration dates and identified actions under the control of the Company in realizing the associated carryforward benefits.

The Company has $32.1 million of deferred tax assets, as of December 27, 2003, resulting from net operating loss carryforwards, and other deductible temporary differences, which may reduce taxable income in future periods to the extent the Company generates profits. Because the value of the deferred tax assets are fully reserved, changes in estimates of future operating performance could result in a reduction of the valuation allowances and a corresponding decrease in income tax expense. The changes in the valuation allowances in any future interim period or fiscal year could be material.

•	Restructuring reserves

In 2000 and 2001, the Company recorded restructuring charges for certain costs associated with plant closures and business reorganization activities upon approval by management with the appropriate level of authority in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. Such costs were recorded as a liability and included lease termination costs, employee severance and certain employee termination benefits. These costs were neither associated with nor do they benefit continuing business activities. Inherent in the determination of these costs were assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. The Company reviews the status of restructuring activities on an ongoing basis and, if appropriate, records changes based on such activities. At June 26, 2004, remaining accruals related to the 2000 and 2001 restructuring charges are less than $0.3 million.

•	Valuation of Long-Lived and Intangible Assets

The Company assesses the recoverability of long-lived assets whenever it determines that events or changes in circumstances indicate that their carrying amount may not be recoverable. In accordance with GAAP, indefinite lived intangible assets are subject to annual impairment tests. The Company’s assessments and impairment testing are primarily based upon management estimates of future cash flows associated with these assets. Should the Company’s operating results, or estimated future results, deteriorate, we may determine that some portion of our long-lived tangible or intangible assets are impaired. Such determination could result in non-cash charges that could materially affect the Company’s consolidated financial position or results of operations for that period. At June 26, 2004, intangible assets were $73.5 million and long-lived assets (property, plant and equipment) were $32.5 million.

Thirteen weeks ended June 26, 2004 compared to the thirteen weeks ended June 28, 2003

In the discussion and analysis that follows, all references to 2004 are for the thirteen week period ended June 26, 2004 and all references to 2003 are for the thirteen week period ended June 28, 2003.

The following discussion and analysis compares the actual results for the second quarter of 2004 to the actual results for the second quarter of 2003 with reference to the following (in thousands, except net loss per share; unaudited):

	Thirteen weeks ended
	June 26, 2004		June 28, 2003
Net sales	$64,206	100.0%	$54,049	100.0%
Cost of goods sold	53,537	83.4%	46,425	85.9%

Gross profit	10,669	16.6%	7,624	14.1%

Selling, general and administrative expenses	7,860	12.2%	7,382	13.7%
Amortization of intangible assets	124	0.2%	126	0.2%

Operating profit	2,685	4.2%	116	0.2%

Interest expense	(3,274)	(5.1)%	(3,451)	(6.4)%
Other income, net	30	(0.0)%	26	0.0%

Loss before income taxes	(559)	(0.9)%	(3,309)	(6.2)%
Income tax expense	10	0.0%	20	0.0%

Net loss	$(569)	(0.9)%	$(3,329)	(6.2)%

Net loss per share – basic	$(0.07)		$(0.42)

Net loss per share – diluted	$(0.07)		$(0.42)

Weighted average common shares outstanding:
Basic	7,987		7,936
Diluted	7,987		7,936

Net sales. Net sales of $64.2 million in the second quarter of 2004 were up 19% as compared to net sales of $54 million in the second quarter of 2003. Sales were up due to increased unit sales across all product lines, except bath, to our largest customers. Sales to the top three customers were 73% of net sales as compared to 71% in the prior period. Changes in estimates related to retailer recovery of deductions and customer programs resulted in a reduction of sales allowances between periods. Such program and deduction expenses, which are recorded as a reduction of gross sales, were 4.5% of gross sales in 2004 and 7.3% of gross sales in 2003.

Gross profit. The Company’s gross profit in the second quarter of 2004 was $10.7 million as compared to $7.6 million in the second quarter of 2003 and gross profit margins increased to 16.6% of net sales from 14.1% a year ago. Gross profit and gross profit margins were influenced by a number of factors, including:

•	Increased sales volume resulted in additional gross profit of $2.2 million.

•	Factories produced more units resulting in additional overhead absorption. The higher running rates, together with reduced spending, improved gross profit by $2.4 million.

•	The decline in program and deduction expenses improved gross profit by $1.8 million.

•	Operational savings of $0.8 million resulted from the January 2004 closing of the Eagan manufacturing facility. Closing related costs of $0.1 million were $0.1 million less than in 2003.

•	Raw material increases of $3.7 million resulted in a 575 basis point decline in margins.

•	Increased inventory allowances, product mix and other costs caused a 150 basis point decline in margins.

•	Settlement of insurance claims related to a fire in our Mexican manufacturing facility resulted in a gain of $0.5 million.

Selling, general and administrative expenses. SG&A expenses increased to $7.9 million in the second quarter of 2004 from $7.4 million in 2003. As a percentage of net sales, SG&A expenses decreased to 12.2% in 2004 from 13.7% in 2003. SG&A expenses were unfavorably impacted by $0.5 million of expenses related to activities of the special committee of the Board of Directors. The special committee was formed to consider a proposal letter for the acquisition of all of the Company’s outstanding shares as described above under “Recent Developments”. Costs incurred related to fees paid to financial advisors, attorneys and the committee members. Other increased costs of $0.4 million were due to higher legal costs associated with the antidumping action and additional employee related costs including fringes and incentives. SG&A expenses were favorably impact by a number of items including $0.1 million in lower product design consulting costs and a $0.2 million reduction in distribution and logistics costs primarily due to the closure of the Eagan, Minnesota facility.

Interest expense. Interest expense of $3.3 million in 2004 was down $0.2 million from the prior year period. A change in the mix of debt to lower cost revolving credit borrowings caused the decrease in interest expense.

Income tax expense. Income tax expense was not material in either period due to the Company’s significant tax loss carryforwards. The recorded tax provision relates to state and foreign taxes.

Net loss. The second quarter net loss of $0.6 million was significantly improved as compared to last year’s second quarter loss of $3.3 million. Higher sales, improved factory performance and the insurance gain are the primarily reasons for the improvement in performance. The loss per diluted share was $(0.07) as compared to $(0.42) in the second quarter of 2003.

The diluted weighted average number of shares outstanding during the quarter increased to 7,986,614 in 2004 from 7,936,215 a year ago. Dilutive options and warrants are not included in the computation of diluted weighted average shares outstanding because the assumed exercise of such equivalents would have reduced the loss per share.

Twenty-six weeks ended June 26, 2004 compared to the twenty-six weeks ended June 28, 2003

In the discussion and analysis that follows, all references to 2004 are for the twenty-six week period ended June 26, 2004 and all references to 2003 are for the twenty-six week period ended June 28, 2003.

The following discussion and analysis compares the actual results for first twenty-six weeks of 2004 to the actual results for the first twenty-six weeks of 2003 with reference to the following (in thousands, except net loss per share; unaudited):

	Twenty-six weeks ended
	June 26, 2004		June 28, 2003
Net sales	$117,396	100.0%	$103,178	100.0%
Cost of goods sold	96,870	82.5%	86,884	84.2%

Gross profit	20,526	17.5%	16,294	15.8%

Selling, general and administrative expenses	14,529	12.4%	15,614	15.1%
Amortization of intangible assets	248	0.2%	252	0.2%

Operating profit	5,749	4.9%	428	0.5%

Interest expense	(6,529)	(5.6)%	(6,928)	(6.7)%
Other income, net	25	0.0%	69	0.1%

Loss before income taxes	(755)	(0.7)%	(6,431)	(6.1)%

Income tax expense	17	0.0%	44	0.0%

Net loss	$(772)	(0.7)%	$(6,475)	(6.1)%

Net loss per share - basic	$(0.10)		$(0.82)

Net loss per share - diluted	$(0.10)		$(0.82)

Weighted average common shares outstanding:
Basic	7,987		7,935
Diluted	7,987		7,935

Net sales. 2004 net sales of $117.4 million were up 14% as compared to net sales in 2003 of $103.2 million. Sales were up due to increased unit sales across all product lines, except bath, to our largest customers. Sales to the top three customers were 74% of net sales as compared to 71% in the prior period. Changes in estimates related to retailer recovery of deductions and customer programs resulted in a reduction of sales allowances between periods. Such program and deduction expenses, which are recorded as a reduction of gross sales, were 5.1% of gross sales in 2004 and 7.2% of gross sales in 2003.

Gross profit. The Company’s gross profit in the first twenty-six weeks of 2004 was $20.5 million as compared to $16.3 million in 2003 and gross profit margins increased to 17.5% of net sales from 15.8% a year ago. Gross profit and gross profit margins were influenced by a number of factors, including:

•	Increased sales volume resulted in additional gross profit of $2.0 million.

•	Factories produced more units resulting in additional overhead absorption. The higher running rates, together with reduced spending, improved profit by $3.4 million.

•	The decline in program and deduction expenses improved gross profit by $2.4 million.

•	Operational savings of $1.2 million resulted from the January 2004 closing of the Eagan manufacturing facility. Closing related costs of $0.7 million were $0.4 million more than in 2003.

•	Raw material increases of $4.9 million resulted in a 420 basis point decline in margins.

•	Settlement of insurance claims related to a fire in our Mexican manufacturing facility resulted in a gain of $0.5 million.

Selling, general and administrative expenses. SG&A expenses decreased to $14.5 million in 2004 from $15.6 million in 2003. As a percentage of net sales, SG&A expenses decreased to 12.4% in 2004 from 15.1% in 2003. SG&A expenses were favorably impacted by a $0.5 million bad debt recovery, the non recurrence of a $0.7 million first quarter 2003 premium associated with accounts receivable insurance, $0.5 million of warehouse savings from the closing of the Eagan facility and general cost cutting measures across all expense departments. 2004 SG&A also includes $0.8 million of expenses related to activities of the special committee of the Board of Directors. The special committee was formed to consider a proposal letter for the acquisition of all of the Company’s outstanding shares as described above under “Recent Developments”. Costs incurred related to fees paid to financial advisors, attorneys and the committee members.

Interest expense. Interest expense of $6.5 million in 2004 was down $0.4 million from the prior year period. A change in the mix of debt to lower cost revolving credit borrowings caused the decrease in interest expense.

Income tax expense. Income tax expense was not material in either period due to the Company’s significant tax loss carryforwards. The recorded tax provision relates to state and foreign taxes.

Net loss. The net loss for the first twenty-six weeks of 2004 was $0.8 million. The loss was significantly lower than the $6.5 million loss reported in the comparable 2003 period. Higher sales, improved factory performance, lower operating expenses and the insurance gain are the primarily reasons for the improvement in performance. The loss per diluted share was $(0.10) as compared to $(0.82) in the first twenty-six weeks of 2003.

The diluted weighted average number of shares outstanding for the six-month period increased to 7,986,585 from 7,935,349 a year ago. Dilutive options and warrants are not included in the computation of diluted weighted average shares outstanding because the assumed exercise of such equivalents would have reduced the loss per share.

Capital Resources and Liquidity

The Company’s primary sources of liquidity and capital resources include cash provided from operations and borrowings under the Company’s asset based $50 million Loan and Security Agreement (the “Loan Agreement”).

The Company generates cash by the profitable sale of its products. Disbursements of cash for materials and services generally occur during the manufacturing and purchasing process, which is usually 30-90 days prior to sale. Collection of receivables generally occurs approximately 45-60 days after shipment. For certain large promotional items that typically ship in the fourth quarter, we begin building inventory in the second and third quarters. The inventory for these promotional items typically is not turned to cash until the first quarter of the following year. The timing of cash flows is further impacted by the semi-annual interest payments on the high-yield bonds. Interest payments of about $6.0 million occur in May and November. As a result of the operational seasonality and the timing of the interest payments, the Company normally has positive cash flow in the first quarter and negative cash flow for the balance of the year. In the first twenty-six weeks of 2004, the Company had negative cash flow (which the Company defines as the net change in cash and debt) of $2.0 million.

Collection of receivables is highly dependent on the financial strength of the Company’s top three customers: Kmart, Wal-Mart, and Target. These three customers accounted for 74% of the Company’s net sales in the first twenty-six weeks of 2004. To the extent that any of them fall into financial distress and fail to timely pay amounts due, it would have an adverse impact on ongoing operations.

During the first twenty-six weeks of 2004, the Company’s cash and cash equivalents decreased to $0.4 million at June 26, 2004 from $0.8 million at December 27, 2003. Borrowings under the Loan Agreement increased $1.7 million during the twenty-six week period. The decrease in cash and increase in borrowings since December 27, 2003 is due primarily to seasonal increases of working capital.

Working capital (excluding cash and short term debt) at June 26, 2004 was $33.8 million, up $4.9 million from December 27, 2003. Receivables decreased $5.9 million due to lower sales in the second quarter as compared to the fourth quarter of 2003. Inventories increased $15.0 million due to seasonal builds for later shipment and higher raw material costs. Accounts payable and accrued liabilities increased $5.7 million due primarily to increased inventory purchases.

Capital spending for the first twenty-six weeks of 2004 was $3.6 million, unchanged from the comparable period of 2003. Capital spending was primarily related to new product tooling and normal replacement of equipment.

The Loan Agreement covenants require the Company to maintain excess availability at all times of at least $9.2 million. At June 26, 2004, the eligible asset base was $62.6 million. Thus, we could borrow up to $50 million under the Loan Agreement. At June 26, 2004, there were $11.5 million of borrowings under the Loan Agreement and outstanding letters of credit totaled $1.6 million. Accordingly, we still had availability under the Loan Agreement of $36.9 million. There is expected to be sufficient financing capability to fund operations for at least the next twelve months.

The Company was in compliance with all Loan Agreement covenants as of June 26, 2004.

The Company’s Loan Agreement contains one financial covenant pertaining to a minimum cash interest coverage ratio. The cash interest coverage ratio must be no lower that 0.8 at the end of June 2004 at which point the ratio begins a quarterly increase until it reaches 1.25 in June 2005. At June 26, 2004, the Company’s cash interest coverage ratio was 1.81. The earnings component of the covenant is the trailing twelve-month earnings before interest, taxes, depreciation and amortization. Certain costs related to factory realignments and special committee costs are also excluded. For the twelve months ended June 26, 2004, the earnings component of the covenant was $22.9 million. For a definition of cash interest coverage ratio as it is used in the Loan Agreement, refer to the Company’s Current Report on Form 8-K filed on September 24, 2003.

There are no required debt principal repayments until May 2008. Under the Indenture dated May 14, 1998 related to the Company’s 9 5/8% Senior Subordinated Notes due 2008 (the “Indenture”), the senior subordinated bondholders, in certain circumstances, have the right to require the Company to repurchase their notes upon a “Change of Control” as such term is defined in the Indenture. The repurchase rights will not be triggered, however, by an acquisition of a majority of our outstanding voting stock by a “permitted holder,” defined in the Indenture as “(i) directors and officers of the Company on the Issue Date [of the notes] and (ii) Chase Venture Capital Associates, L.P. and any Affiliates thereof.” Because Mr. Tennant would beneficially own a majority of the outstanding voting stock of the Company, as the surviving corporation, following the consummation of the proposed Merger, and because Mr. Tennant is a permitted holder, consummation of the proposed Merger is not expected to trigger the repurchase rights of the noteholders.

The terms of the Indenture provide for certain restrictions and limitations on the ability of the Company to take certain actions, including incurring indebtedness, the layering of indebtedness, the making of restricted payments such as dividends or distributions with respect to the Company common stock, the purchase or redemption of the Company common stock, and the sale of assets or subsidiary stock. Upon the effectiveness of, and as a result of, the proposed Merger, the Company, as the surviving corporation, would be in violation of various covenants under the Indenture, as currently in effect, including those limiting our ability to incur additional indebtedness, repurchase shares of our common stock and undertake certain transactions with our affiliates. The Company and JRT have negotiated with the trustee under the Indenture an amended and restated Indenture, and expect to obtain requisite approval to the amended and restated Indenture from a single investor beneficially owning a majority in aggregate principal amount of the notes, whom we refer to as the “majority note investor.” However, the majority note investor may decline to provide its consent to the proposed amended and restated Indenture in its sole discretion. More detailed information regarding the proposed amended and restated Indenture is set forth in the proxy statement filed by the Company in connection with the proposed Merger.

The following is a table providing the aggregate annual contractual obligations of the Company including debt, capital lease obligations, future minimum rental commitments under operating leases and purchase obligations at June 26, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in the future periods indicated.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	1 year and less	1-3 years	3-5 years	After 5 years
Revolving line of credit	$11,521	$11,521	$—	$—	$—
Long-term debt	116,050	—	—	116,050	—
Capital lease obligations	4,625	33	192	269	4,131
Minimum rental commitments under operating leases	19,751	5,148	8,312	5,180	1,111
Purchase obligations (estimated) (1)	20,408	20,408	—	—	—

Total contractual cash obligations	$172,355	$37,110	$8,504	$121,499	$5,242

(1)	The Company has entered into a commitment to purchase certain minimum annual volumes of plastic resin at formula-based prices. The agreement expires in December 2004. Future related minimum commitments to purchase plastic resin, assuming June 2004 price levels, are $20.4 million. The purchase commitment pricing is not tied to fixed rates; therefore, the Company’s results of operations or financial position could be affected by significant changes in the market cost of plastic resin. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk” for further details.

	Financing commitments expiring by period (in thousands)
	Total	1 year and less	1-3 years	3-5 years	After 5 years
Standby letters of credit	$1,600	$1,600	$—	$—	$—

Business Risks and Management Outlook

•

The Company’s largest customer in 2003 was Kmart. The Company’s net sales to Kmart were $77 million in 2003 and $74 million in 2002, even though Kmart reduced its store count by 18% during 2003. After emerging from bankruptcy in May 2003, Kmart has improved its financial performance and has operated within its financial covenants. However, Kmart continues to experience declines in same store sales and has further reduced its store count during 2004. Kmart has paid all of its current obligations to the Company on time and we do not believe that Kmart’s current situation will negatively impact the Company in the near term. Given the size of the Company’s sales to Kmart, future results may be either favorably or unfavorably impacted by any number of factors related to the retailer. Kmart recently announced two transactions involving the sale of up to 74 stores, or approximately 5% of Kmart’s store base. Should Kmart continue to decline in size or again enter into bankruptcy, the negative impact on sales and cash flow could have an adverse impact on the Company.

•	Historically, plastic resin has represented approximately 20% to 25% of the Company’s cost of goods sold. In 2003, the percentage increased to 30% due to higher plastic resin costs and usage. Plastic resin costs are impacted by several factors outside the control of the Company including supply and demand characteristics, oil and natural gas prices and the overall health of the economy. Any of these factors could potentially have a positive or negative impact on plastic resin prices and the Company’s profitability. Resin costs in 2003 were approximately 17% per pound higher than our five-year historic averages and 20% per pound over 2002. Resin costs have continued to increase in 2004 and we expect that costs in the remainder of 2004 will exceed costs incurred in 2003 during the comparable period. While we will make every effort to recover the higher cost of plastic resin, there is no assurance that future resin cost increases can be passed on to customers.

•	On January 31, 2004, the Company closed its Eagan, Minnesota manufacturing and warehouse facility. This closure was done to reduce operating costs and utilize capacity in the Company’s other injection molding plants. The Company expects to realize annual cash savings as a result of the plant closing and currently estimates that the cash savings in the first year will be approximately $2.5 million (excluding plant closing costs).

•	The Company currently manufactures the majority of its laundry products in the U.S. and Mexico. Management believes that the Company’s current manufacturing structure provides increased flexibility to meet customer needs. All of the Company’s major laundry competitors rely heavily on foreign sourced products. Such products are produced in several countries, including a significant portion from China. Over the past few years, these foreign sourced competitive products were introduced at selling prices below ours. This has caused our profit margins and market share to decline. We have initiated many cost cutting and other steps to protect our market share and profit margins. We are also aggressively pursuing the increased importation of certain laundry products. We will continue to analyze the competitiveness of our North American based laundry manufacturing operations. In addition, the Company filed an action with the U.S. International Trade Commission (“ITC”) and the U.S. Department of Commerce (“Department of Commerce”) on June 30, 2003 seeking relief from a surge in the importation of unfairly priced Chinese ironing boards. On July 15, 2004, the ITC unanimously determined that the U.S. ironing board industry was facing material injury as a result of the importation of unfairly priced ironing boards from China. The ITC’s action resulted in the issuance of an antidumping duty order by the Secretary of Commerce in early August, followed by the collection of antidumping duties on Chinese imports. The ITC’s decision follows a June 16, 2004 determination by the Department of Commerce that ironing boards imported from China are sold in the United States at less than fair value. On August 6, 2004, the Department of Commerce assigned revised dumping margins ranging from 9.47 percent to 157.68 percent. While antidumping duties will be collected in amounts equal to these dumping margins, the duties may be subject to administrative and judicial review. Additionally, the decisions of the ITC and Department of Commerce may also be subject to judicial review. There can be no assurance as to the timing or outcome of any of these reviews, should they occur, including whether or not the antidumping duty order or the assigned duty rates will ultimately survive review and appeal. The Company will continue to vigorously pursue this matter, which will require it to devote financial and other resources, including management time and legal expenses.

•

The Company’s three largest customers all have unique aspects that require additional packaging, handling and technical support. Distribution systems are constantly evolving as retailers search for additional costs to remove from the distribution system. A coming technology is radio frequency identification (RFID) which attaches a computer chip to each product. This chip gives off a radio signal that can be tracked by the retailer for inventory and sale purposes. RFID has the potential to replace current bar code technology. Wal-Mart has indicated that vendors should prepare for a conversion to RFID technology over the next two years. The cost to transition to RFID is unknown but is expected to be significant. It is likely that retailers will expect vendors to fund the RFID changes, which conversion costs may be significant. The transition to RFID is expected to occur in the next two to three years.

•	As a result of operating losses and restructuring write-offs in prior years, the Company has significant tax loss carryforwards. These carryforwards may be used to reduce taxable income in future periods. The Company had tax loss carryforwards of $51 million which expire in years 2010 through 2023 (amount includes carryforwards of $9 million subject to annual limitation) as of December 27, 2003. The tax loss carryforwards are expected to increase in 2004. However, there is no assurance that future income will be sufficient to utilize these tax loss carryforwards. Our ability to use these operating loss carryforwards to offset any future taxable income depends on a variety of factors, including possible limitations on usage under Internal Revenue Code Section 382.

•	The Company is highly leveraged with total debt representing over two times our net tangible assets. Although $116 million of the Company’s outstanding debt at June 26, 2004 is at fixed rates, any deterioration in our business could lead to additional borrowings at adjustable rates. Thus a deterioration of our business combined with a significant change in interest rates could materially impact earnings and cash flow. Furthermore, the financial and operating covenants related to the Company’s debt agreements place some restrictions on operations. During all of 2003 and to date in 2004, the Company operated within its financial and operating covenants and expects to continue to operate within the covenants during the remainder of 2004.

•	The Company’s Loan Agreement takes into account seasonal fluctuations and changes to the Company’s collateral base. Because the financing is asset based, availability of funds to borrow is dependent on the quality of the Company’s asset base, primarily its receivables and inventory. Should the lender determine that such assets do not meet the bank’s credit tests, availability can be restricted. Given the Company’s retail customer base, it is possible that certain customers could be excluded from the asset base thus reducing credit availability.

•	In an environment where customers largely control selling prices and vendors largely control raw material costs, sustained profitability and cash flow is a challenging goal. We will continue to focus on controlling our costs of production and holding operating expenses to below industry levels. We also intend to continue to develop new products and categories, as management believes that such items have a slightly better opportunity for reasonable profit margins. Given the declining profitability of certain products and the increasing cost of raw materials, we have announced selective price increases. The success of these price increases is predicated on the competitive market place. If such price increases are not successfully implemented, certain products will be discontinued.

•	Given the Company’s line of credit availability, management may from time-to-time look at opportunities to buy its high-yield bonds. A buyback might be done if such transactions are accretive to shareholders through either a reduction of interest expense or a buyback of bonds at a discount.

•	Management believes that acquisitions provide an opportunity to meaningfully grow the Company’s sales and profits. We expect to consider acquisition opportunities that are synergistic to existing operations.

•	There can be no assurance as to the timing or consummation of the proposed Merger (described above under “-Recent Developments”), as to the terms, timing or consummation of any amended and restated Indenture, or as to the effect, if any, of the proposed Merger on the Company’s business. Further, there can be no assurance that defending against the lawsuits described in Item 3 (Legal Proceedings) relating to the proposed Merger or any similar lawsuits brought in the future, whether they are with or without merit or are determined in our favor, will not result in substantial costs and the diversion of management’s attention and resources. If class certification is granted in either of the pending legal actions, it is reasonably possible that the outcome could have a material adverse effect on the operating results, financial position and cash flows of the Company.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk is impacted by changes in interest rates and price volatility of certain commodity based raw materials.

Interest Rate Risk. The Company’s revolving credit agreement is LIBOR-based and is subject to interest rate movements. During the thirteen and twenty-six weeks ended June 26, 2004, the Company did not experience any material changes in interest rate risk that would affect the disclosures presented in the Company’s Annual Report on Form 10-K for the fifty-two week period ended December 27, 2003.

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

The Company has entered into a commitment to purchase certain minimum annual volumes of plastic resin at formula-based prices. The agreement expires in December 2004. Future related minimum commitments to purchase plastic resin, assuming June 2004 price levels, are approximately $20 million. In the event there is a major change in economic conditions affecting the Company’s overall annual plastic resin volume requirements, the Company and the vendor will mutually agree on how to mitigate the effects on both parties. Mitigating actions include deferral of product delivery within the agreement term, agreement term extension and/or elimination of excess quantities without liability.

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

There have been no changes (including corrective actions with regard to significant deficiencies or material weakness) in the Company’s internal controls over financial reporting during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Forward Looking Statements

This quarterly report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business Risks and Management Outlook” and “Quantitative and Qualitative Disclosures about Market Risk” sections, contain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally may be identified by the use of terminology such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” or similar phrases or the negatives of such terms. Such statements are based on management’s current expectations and are subject to risks, uncertainties and assumptions, including those identified below and in the foregoing “Business Risks,” as well as other matters not yet known to the Company or not currently considered material by the Company, which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to:

•	general economic conditions and conditions in the retail environment

•	the Company’s dependence on a few large customers

•	price fluctuations in the raw materials used by the Company, particularly plastic resin and steel

•	competitive conditions in the Company’s markets

•	the impact of the level of the Company’s indebtedness

•	restrictive covenants contained in the Company’s various debt documents

•	the seasonal nature of the Company’s business

•	fluctuations in the stock market

•	the extent to which the Company is able to retain and attract key personnel

•	relationships with retailers

•	the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company)

•	our ability to develop and introduce new products and product modifications necessary to remain competitive

•	risks associated with the proposed Merger such as the risk that the Merger may not be completed or litigation in connection with the Merger

•	other factors discussed in “Business Risks and Management Outlook” above

Given these risks and uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements do not guarantee future performance. The Company’s operating results may fluctuate, especially when measured on a quarterly basis. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s periodic reports on Forms 10-K, 10-Q and 8-K, the preliminary proxy statement filed on July 6, 2004 and other filings with the Securities and Exchange Commission. Such reports attempt to advise interested parties of the factors that affect the Company’s business.

PART II. OTHER INFORMATION

Items 2, 3 and 5 and of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 1. Legal Proceedings

On June 3, 2004, a complaint was filed in the Court of Chancery for the State of Delaware against the Company, our board of directors and JRT. The complaint purports to be filed by a stockholder and alleges that in entering into the Merger Agreement, our board of directors breached their fiduciary duties of loyalty, due care and good faith. The complaint, which includes a request for a declaration that the action be maintained as a class action, seeks, among other relief, injunctive relief enjoining the Merger from being consummated. The Company and our board of directors believe the complaint is without merit and intend to vigorously contest this lawsuit.

On June 4, 2004, a complaint was filed in the Chancery Division of the Circuit Court of Cook County, Illinois against the Company and our directors. The complaint purports to be filed by a stockholder and alleges that in entering into the Merger Agreement, our board of directors breached their fiduciary duties of loyalty, due care, independence, good faith and fair dealing. The complaint, which includes a request for a declaration that the action be maintained as a class action, seeks, among other relief, injunctive relief enjoining the Merger from being consummated. The Company and our board of directors believe the complaint is without merit and intend to vigorously contest this lawsuit.

If class certification is granted in either of the aforementioned legal actions, it is reasonably possible that the outcome could have a material adverse effect on the operating results, financial position and cash flows of the Company. There is not sufficient information to estimate the Company’s exposure at this time.

The Company filed an action with the U.S. International Trade Commission and the U.S. Department of Commerce on June 30, 2003 seeking relief from a surge in the importation of unfairly priced Chinese ironing boards. On July 15, 2004, the ITC unanimously determined that the U.S. ironing board industry was facing material injury as a result of the importation of unfairly priced ironing boards from China. The ITC’s action resulted in the issuance of an antidumping duty order by the Secretary of Commerce in early August, followed by the collection of antidumping duties on Chinese imports. The ITC’s decision follows a June 16, 2004 determination by the Department of Commerce that ironing boards imported from China are sold in the United States at less than fair value. On August 6, 2004, the Department of Commerce assigned revised dumping margins ranging from 9.47 percent to 157.68 percent. While antidumping duties will be collected in amounts equal to these dumping margins, the duties may be subject to administrative and judicial review. Additionally, the decisions of the ITC and Department of Commerce may also be subject to judicial review. There can be no assurance as to the timing or outcome of any of these reviews, should they occur, including whether or not the antidumping duty order or the assigned duty rates will ultimately survive review and appeal. The Company will continue to vigorously pursue this matter, which will require it to devote financial and other resources, including management time and legal expenses.

Item 4. Submission of Matters to a Vote of Security Holders

On June 2, 2004, the 2004 Annual Meeting of Stockholders of the Company was held. The following is a brief description of the matters voted upon at the meeting and tabulation of the voting.

Proposal No. 1. The election of the following directors, who will serve until the next annual meeting of stockholders, or until their successors are elected and qualified, or their earlier death or resignation:

Nominee	Votes in Favor	Votes Withheld
Charles R. Campbell	6,788,776	898,548
Daniel B. Shure	6,877,137	810,187
Joel D. Spungin	6,795,276	892,048
James R. Tennant	6,881,937	805,387

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

2.11	Agreement and Plan of Merger by and between Home Products International, Inc. and JRT Acquisition, Inc., dated as of June 2, 2004 (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed by the registrant on June 3, 2004).

4.4	Voting Agreement, by and between Home Products International, Inc. and James R. Tennant, dated as of June 2, 2004 (Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed by the registrant on June 3, 2004).

31.1	Certification by James R. Tennant, Chief Executive Officer and Chairman of the Board, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of James E. Winslow, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by James R. Tennant, Chief Executive Officer and Chairman of the Board pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of James E. Winslow, Executive Vice President and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b) Current reports on Form 8-K.

Registrant furnished a Current Report on Form 8-K dated April 28, 2004 to disclose that the Registrant issued a press release disclosing its financial results for its first quarter of 2004.

Registrant filed a Current Report on Form 8-K dated June 3, 2004 to disclose that the Registrant issued a press release disclosing on June 2, 2004, the Company, and JRT Acquisition, Inc., a Delaware corporation (“JRT Acquisition”), entered into an Agreement and Plan of Merger, pursuant to which JRT Acquisition, an entity formed by James R. Tennant, the Company’s Chairman and Chief Executive Officer, will merge with and into the Company.

Registrant furnished a Current Report on Form 8-K dated June 7, 2004 to disclose that the Registrant issued a press release relating to its 9.625% senior subordinated notes due in 2008.

Registrant furnished a Current Report on Form 8-K dated June 10, 2004 to disclose that the Company issued a press release relating to a lawsuit that was filed against it and its board of directors.

Registrant furnished a Current Report on Form 8-K dated June 18, 2004 to disclose that the Company issued a press release relating to a lawsuit that was filed against it and its board of directors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Home Products International, Inc.

By:	/s/ James E. Winslow

James E. Winslow
Executive Vice President and
Chief Financial Officer

Dated: August 10, 2004