Form 10-K/A
period 2003-12-27
HOME PRODUCTS INTERNATIONAL INC
filed 2004-09-13
CIK 814457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Registrant’s telephone number, including area code (773) 890-1010.

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

Aggregate market value of common stock held by non-affiliates (assuming solely for the purpose of this calculation that all directors, officers and 10% beneficial owners of the registrant are “affiliates” as of June 28, 2003 was $14,044,740. At March 1, 2004, 7,873,664 shares of common stock, par value $0.01, were outstanding.

Documents Incorporated by Reference.

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s definitive Proxy Statement relating to its 2004 Annual Meeting of Stockholders held on June 2, 2004.

EXPLANATORY NOTE

This amendment on Form 10-K/A (Amendment No. 1) amends the Registrant’s annual report on Form 10-K for the fiscal year ended December 27, 2003, as filed with the Securities and Exchange Commission on March 26, 2004, and is being filed solely to revise the signature page to clarify that the Registrant’s Executive Vice President, Chief Financial Officer, and Secretary is both its principal financial officer and principal accounting officer. This amendment speaks as of the original filing date of our annual report of Form 10-K. Except for such signature page, no other information contained in our Form 10-K for the year ended December 27, 2003 has been updated or amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME PRODUCTS INTERNATIONAL, INC.

By	/s/ JAMES R. TENNANT
James R. Tennant Chief Executive Officer

By	/s/ JAMES E. WINSLOW
James E. Winslow Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: September 13, 2004

EXHIBIT LIST

Exhibit 31.1	Certification by James R. Tennant, Chief Executive Officer and Chairman of the Board, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of James E. Winslow, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.