Form 10-Q
period 2004-09-25
HOME PRODUCTS INTERNATIONAL INC
filed 2004-11-09
CIK 814457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 25, 2004

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

Common shares, par value $0.01, outstanding as of November 1, 2004 – 7,878,900

HOME PRODUCTS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOME PRODUCTS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	September 25, 2004	December 27, 2003
Assets
Current assets:
Cash and cash equivalents	$1,577	$797
Accounts receivable, net	41,719	47,963
Inventories	34,696	17,903
Prepaid expenses and other current assets	1,965	2,421

Total current assets	79,957	69,084

Property, plant and equipment - at cost	97,095	91,647
Less accumulated depreciation	(64,955)	(58,835)

Property, plant and equipment, net	32,140	32,812

Other intangibles, net	236	608
Goodwill, net	73,178	73,752
Other non-current assets	1,805	4,019

Total assets	$187,316	$180,275

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving line of credit and other current debt	$11,779	$9,969
Accounts payable	25,566	21,425
Accrued liabilities	19,831	17,976

Total current liabilities	57,176	49,370

Long-term obligations - net of current debt	120,488	120,578
Other liabilities	3,985	3,986

Total liabilities	181,649	173,934

Stockholders’ equity:
Preferred Stock - authorized, 500,000 shares, $.01 par value; - None issued	—	—
Common Stock - authorized 15,000,000 shares, $.01 par value; 8,701,294 shares issued at September 25, 2004 and 8,687,828 shares issued at December 27, 2003	87	87
Additional paid-in capital	50,090	50,077
Accumulated deficit	(37,960)	(37,295)
Common stock held in treasury - at cost; 822,394 shares at September 25, 2004 and December 27, 2003	(6,528)	(6,528)
Accumulated other comprehensive loss	(22)	—

Total stockholders’ equity	5,667	6,341

Total liabilities and stockholders’ equity	$187,316	$180,275

The accompanying notes are an integral part of the condensed consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003
Net sales	$66,219	$61,432	$183,615	$164,610
Cost of goods sold	55,747	54,492	152,617	141,376

Gross profit	10,472	6,940	30,998	23,234

Operating expenses:
Selling and marketing	3,833	4,372	11,320	12,777
General and administrative	3,063	2,804	10,105	10,013
Amortization of intangible assets	124	126	372	378

Operating profit (loss)	3,452	(362)	9,201	66

Non-operating income (expense):
Interest income	—	2	4	64
Interest expense	(3,343)	(3,384)	(9,872)	(10,312)
Other income, net	4	735	25	742

Net non-operating expense	(3,339)	(2,647)	(9,843)	(9,506)

Earnings (loss) before income taxes	113	(3,009)	(642)	(9,440)

Income tax expense	6	7,786	23	7,830

Net earnings (loss)	$107	$(10,795)	$(665)	$(17,270)

Net earnings (loss) per common share:
Basic	$0.01	$(1.35)	$(0.08)	$(2.17)

Diluted	$0.01	$(1.35)	$(0.08)	$(2.17)

Weighted average common shares outstanding-basic	7,991,792	7,978,326	7,988,321	7,973,434

Weighted average common shares outstanding-diluted	7,991,792	7,978,326	7,988,321	7,973,434

The accompanying notes are an integral part of the condensed consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Thirty-nine weeks ended
	Sept. 25, 2004	Sept. 27, 2003
Operating activities:
Net loss	$(665)	$(17,270)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,539	7,540
Amortization of restricted stock compensation	—	170
Noncash gain on insurance settlement	(150)	—
Gain on the repurchase of bonds	—	(900)
(Gain) loss on the disposal of assets	6	(15)
Deferred income taxes	—	7,766
Other, net	516	494
Changes in current assets and liabilities:
Decrease in accounts receivable	6,861	13,947
Increase in inventories	(16,793)	(5,104)
(Increase) decrease in other current assets	1,514	(471)
Increase in accounts payable	4,141	3,704
Increase (decrease) in accrued liabilities	2,429	(3,328)

Net cash provided by operating activities	4,398	6,533

Investing activities:
Capital expenditures, net	(5,351)	(5,038)

Net cash used in investing activities	(5,351)	(5,038)

Financing activities:
Net borrowings under loan and security agreement	1,810	—
Repayments of long-term debt at cost	—	(2,600)
Payments of capital lease obligation	(90)	(69)
Exercise of stock options, issuance of common stock under stock purchase plan and other	13	41

Net cash provided by (used in) financing activities	1,733	(2,628)

Net increase (decrease) in cash and cash equivalents	780	(1,133)
Cash and cash equivalents at beginning of period	797	3,974

Cash and cash equivalents at end of period	$1,577	$2,841

Supplemental disclosures
Cash paid in the period:
Interest	$6,677	$7,017

Income taxes	$24	$54

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

The condensed consolidated financial statements for the thirteen and thirty-nine weeks ended September 25, 2004 and September 27, 2003, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 25, 2004 and for all periods presented.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company’s Form 10-K for the year ended December 27, 2003. The results of operations for the thirteen and thirty-nine weeks ended September 25, 2004 are not necessarily indicative of the operating results to be expected for the full year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2. Stock-Based Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” encourages companies to adopt a fair value approach to valuing stock-based compensation that would require compensation cost to be recognized based upon the fair value of the stock-based instrument issued. As permitted by SFAS No. 123, the Company follows the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Based Compensation” and the related interpretations in accounting for stock option awards under the stock option plans. Under APB Opinion No. 25, compensation expense is recognized if the market price on the date of grant exceeds the exercise price. All options granted by the Company have been granted at the market price of the stock on the date of grant and therefore the Company recognizes no compensation expense.

To provide more prominent and frequent disclosures about the effects of stock-based compensation as required under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, the following table summarizes the pro forma effect of stock-based compensation on net earnings (loss) and earnings (loss) per share if the optional expense recognition provisions of SFAS No. 123 had been adopted. No tax benefits were attributed to the stock based employee compensation expense during the thirteen and thirty-nine weeks ended September 25, 2004 due to the Company’s loss carryforward position.

The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model. Changes in assumptions can materially affect the fair value estimate, and therefore the existing valuation model may not provide a reliable single measure of the fair value of the Company’s stock options.

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003
Net earnings (loss) as reported	$107	$(10,795)	$(665)	$(17,270)
Less: total stock-based compensation expense determined under fair value based method for all awards	(25)	(46)	(87)	(141)

Pro forma net earnings (loss)	$82	$(10,841)	$(752)	$(17,411)

Basic earnings (loss) per common share – as reported	$0.01	$(1.35)	$(0.08)	$(2.17)

Basic earnings (loss) per common share – pro forma	$0.01	$(1.36)	$(0.09)	$(2.18)

Diluted earnings (loss) per common share – as reported	$0.01	$(1.35)	$(0.08)	$(2.17)

Diluted earnings (loss) per common share – pro forma	$0.01	$(1.36)	$(0.09)	$(2.18)

No stock options were granted during the thirteen and thirty-nine weeks ended September 25, 2004 and September 27, 2003.

Note 3. Net Earnings (Loss) Per Share

The following information presents net earnings (loss) per share basic and diluted:

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 25 , 2004	Sept. 27 , 2003
Net earnings (loss)	$107	$(10,795)	$(665)	$(17,270)

Weighted average shares outstanding - basic	7,991,792	7,978,326	7,988,321	7,973,434
Impact of stock options and warrants	—	—	—	—

Weighted average shares outstanding - diluted	7,991,792	7,978,326	7,988,321	7,973,434

Net earnings (loss) per share - basic	$0.01	$(1.35)	$(0.08)	$(2.17)

Net earnings (loss) per share - diluted	$0.01	$(1.35)	$(0.08)	$(2.17)

Net earnings (loss) per share - basic is computed based on the weighted average number of outstanding common shares. Net earnings (loss) per share - diluted normally includes the weighted average effect of dilutive stock options and warrants on the weighted average shares outstanding. At September 25, 2004, stock options and warrants to purchase the Company’s common stock totaling 943,420 were not included in the net earnings per share – diluted because such options and warrants had an exercise price in excess of the average market value of the Company’s common stock during the period. At September 27, 2003, stock options and warrants to purchase the Company’s common stock totaling 1,027,220 were not included in the net loss per share – diluted since their impact would have been anti-dilutive.

Note 4. Other Comprehensive Loss

Accumulated other comprehensive loss encompasses foreign currency translation adjustments and is recorded within stockholders’ equity.

The following table summarizes other comprehensive loss for the periods presented:

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003
Net earnings (loss)	$107	$(10,795)	$(665)	$(17,270)

Other comprehensive earnings (loss):
Foreign currency translation adjustments	1	—	(22)	—

Total comprehensive earnings (loss)	$108	$(10,795)	$(687)	$(17,270)

The following is a summary of accumulated other comprehensive loss balances:

	Sept. 25, 2004	December 27, 2003
Foreign currency translation losses	$(22)	$—

Accumulated other comprehensive loss	$(22)	$—

Note 5. Goodwill and Patents and Non-Compete Agreements

Goodwill relates to the excess of purchase price over the fair value of tangible assets acquired. Goodwill is tested at least annually for impairment or more often if an event or circumstance indicates that an impairment loss has been incurred.

The change in the carrying amount of goodwill for the thirty-nine weeks ended September 25, 2004 is as follows:

Total
Balance at December 27, 2003	$73,752
Resolution of tax contingencies	(574)

Balance at September 25, 2004	$73,178

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

Patents and non-compete agreements consist of the following:

		Sept. 25, 2004
	Average Life (Yrs.)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patents	7 to 14	$1,008	$(879)	$129
Non-compete agreements	10	2,928	(2,821)	107

Total		$3,936	$(3,700)	$236

		December 27, 2003
	Average Life (Yrs.)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patents	7 to 14	$1,008	$(807)	$201
Non-compete agreements	10	2,928	(2,521)	407

Total		$3,936	$(3,328)	$608

Aggregate amortization expense for the thirteen weeks ended September 25, 2004 and September 27, 2003 was $124 and $126, respectively. Aggregate amortization expense for the thirty-nine weeks ended September 25, 2004 and September 27, 2003 was $372 and $378, respectively.

Estimated patents and non-compete agreements amortization expense for the remaining quarter of fiscal 2004 and fiscal 2005 based on patents and non-compete agreements at September 25, 2004 is as follows:

Estimated Amortization Expense
Fourth Quarter of 2004	$124
Fiscal Year 2005	$112

Note 6. Inventories

The components of the Company’s inventory consist of direct labor, direct materials and the applicable portion of overhead required to manufacture the goods.

	Sept. 25, 2004	December 27, 2003
Finished goods	$27,206	$13,562
Work-in-process	1,573	849
Raw materials	5,917	3,492

	$34,696	$17,903

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

During the thirteen and thirty-nine weeks ended September 25, 2004, the Company incurred $26 and $708, respectively, of Eagan Shutdown charges. During the thirteen and thirty-nine weeks ended September 27, 2003, the Company incurred $1,297 and $1,537, respectively, of Eagan Shutdown charges. These charges relate to costs associated with the Eagan, Minnesota plant closure, employee severance, costs associated with the relocation of equipment and inventory, employee related fringe benefits and accelerated depreciation of property, plant and equipment that was sold or abandoned upon exit of the facility in January 2004. The thirty-nine weeks ended September 25, 2004 reflect a change in management estimates of $103 related to employee separation costs. Eagan Shutdown charges incurred during the thirteen and thirty-nine weeks ended September 25, 2004 and September 27, 2003 are included in cost of goods sold in the Company’s condensed consolidated statements of operations.

The following tables reflect the changes in the accrual during the thirteen and thirty-nine weeks ended September 25, 2004 associated with the Eagan Shutdown. This accrual is included in accrued liabilities on the Company’s condensed consolidated balance sheets.

	Thirteen weeks ended Sept. 25, 2004
Description	Accrual balance at June 26, 2004	Charged to Earnings	Cash Utilization	Accrual balance at Sept. 25, 2004
Employee separations	$14	$(5)	$(9)	$—
Other	—	31	(31)	—

Total Eagan Shutdown charges	$14	$26	$(40)	$—

	Thirty-nine weeks ended Sept. 25, 2004
Description	Accrual balance at Dec. 27, 2003	Charged to Earnings	Cash Utilization	Accrual balance at Sept. 25, 2004
Employee separations	$428	$(103)	$(325)	$—
Other	—	811	(811)	—

Total Eagan Shutdown charges	$428	$708	$(1,136)	$—

The following tables reflect the changes in the accrual during the thirteen and thirty-nine weeks ended September 27, 2003 associated with the Eagan Shutdown.

	Thirteen weeks ended Sept. 27, 2003
Description of Reserves	Accrual balance at June 28, 2003	Charged to Earnings	Cash Utilization	Non-Cash Utilization	Accrual balance at Sept. 27, 2003
Employee separations	$—	$552	$—	$—	$552
Other	—	16	(4)	—	12

Total costs	$—	$568	$(4)	$—	$564

Accelerated depreciation	—	729	—	(729)	—

Total Eagan Shutdown charges	$—	$1,297	$(4)	$(729)	$564

	Thirty-nine weeks ended Sept. 27, 2003
Description of Reserves	Accrual balance at Dec. 28, 2002	Charged to Earnings	Cash Utilization	Non-Cash Utilization	Accrual balance at Sept. 27, 2003
Employee separations	$—	$552	$—	$—	$552
Other	—	16	(4)	—	12

Total costs	$—	$568	$(4)	$—	$564

Accelerated depreciation	—	969	—	(969)	—

Total Eagan Shutdown charges	$—	$1,537	$(4)	$(969)	$564

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

Restructuring accruals were determined based on estimates prepared at the time the restructuring actions were approved by management and also reflect any subsequent changes in management estimates. Restructuring accruals of $222, as of September 25, 2004, are considered adequate. The following table reflects changes in the accruals during the thirty-nine weeks ended September 25, 2004.

	Accrual Balance at December 27, 2003	Cash Amounts Utilized in 2004	Accrual Balance at Sept. 25, 2004
Leased plant and facilities	$10	$—	$10
Obsolete and duplicate leased assets	213	(51)	162
Employee related costs	50	—	50

	$273	$(51)	$222

As of September 25, 2004, obsolete and duplicate leased assets accruals of $162 are related to future minimum lease payments on machinery and equipment no longer used in the Company’s manufacturing process and employee related accruals of $50 are primarily related to employee severance and benefits.

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

Note 10. Recent Developments

On June 2, 2004, the Company executed an Agreement and Plan of Merger, by and between the Company and JRT Acquisition, Inc. (“JRT”), and amended by that certain First Amendment to Agreement and Plan of Merger, dated October 11, 2004 (the “JRT Agreement”). Pursuant to the terms of the JRT Agreement, JRT, an entity formed by James R. Tennant, the Company’s Chairman and Chief Executive Officer, was to merge with and into the Company, and each outstanding share of the Company’s common stock was to be exchanged for the right to receive $1.50 in cash.

On October 28, 2004, the Company and Storage Acquisition Company, L.L.C., a Delaware limited liability company (“Acquirer”), entered into an Acquisition Agreement (the “Acquisition Agreement”) under which the Company is to be acquired by Acquirer. Pursuant to Acquisition Agreement, the Acquirer, whose members are (i) EGI-Fund (02-04) Investors, L.L.C., a Delaware limited liability company; (ii) Triyar Storage Investment Company, LLC, a Delaware limited liability company and an affiliate of Triyar Capital, LLC; (iii) Joseph Gantz (a former director of the Company); and (iv) Walnut Investment Partners, L.P., an affiliate of Mr. Gantz, will make a tender offer for 100% of the Company’s common stock for $2.25 per share in cash (the “Acquisition”). Before entering into the Acquisition Agreement, pursuant to the terms of the JRT Agreement, the Company and JRT terminated the JRT Agreement pursuant to a Termination Agreement, in order to enable the Company to enter into the Acquisition Agreement. For more information regarding these transactions, see the Company’s Form 8-K filed on October 29, 2004.

Note 11. Contingencies

The Company is party to various claims, legal actions and complaints including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

On June 3, 2004, a complaint was filed in the Court of Chancery for the State of Delaware against the Company, our board of directors and JRT. The complaint purports to be filed by a stockholder and alleges that in entering into the JRT Agreement, our board of directors breached their fiduciary duties of loyalty, due care and good faith. The complaint, which includes a request for a declaration that the action be maintained as a class action, seeks, among other relief, injunctive relief enjoining the transaction from being consummated. The Company and our board of directors believe the complaint is without merit and intend to vigorously contest this lawsuit.

On June 4, 2004, a complaint was filed in the Chancery Division of the Circuit Court of Cook County, Illinois against the Company and our directors. The complaint purports to be filed by a stockholder and alleges that in entering into the JRT Agreement, our board of directors breached their fiduciary duties of loyalty, due care, independence, good faith and fair dealing. The complaint, which includes a request for a declaration that the action be maintained as a class action, seeks, among other relief, injunctive relief enjoining the transaction from being consummated. The Company and our board of directors believe the complaint is without merit and intend to vigorously contest this lawsuit.

If class certification is granted in either of the aforementioned legal actions, it is possible that the outcome could have a material adverse effect on the operating results, financial position and cash flows of the Company. There is not sufficient information to estimate the Company’s exposure at this time.

Pursuant to the Acquisition Agreement, the Company is obligated, immediately prior to the first acceptance of tendered shares for payment in the proposed Tender Offer, to reimburse the Acquirer for up to $1.5 million in out-of-pocket expenses relating to the Acquisition Agreement.

Note 12. Segment of an Enterprise

The Company consists of a single operating segment that designs, manufactures and markets quality consumer housewares products. This segmentation is based on the financial information presented to the chief operating decision maker. The following table sets forth the net sales by product category within the Company’s single operating segment.

Product Category Information – Net Sales

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003
General storage	$29,013	$25,786	$79,194	$67,399
Laundry management	21,224	20,847	59,752	57,298
Closet storage	9,073	9,023	26,835	22,463
Bathware	4,390	3,336	10,322	10,643
Kitchen storage	2,519	2,440	7,512	6,807

Total net sales	$66,219	$61,432	$183,615	$164,610

Major Customers

The Company is dependent upon a few customers for a large portion of its consolidated net sales. The table below sets forth the customers that each account for more than 10% of consolidated net sales. The loss of one of these customers could have a material adverse effect on the Company. No other customer accounted for more than 10% of consolidated net sales during the thirteen and thirty-nine weeks ended September 25, 2004 and September 27, 2003.

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003
	Net Sales %	Net Sales %	Net Sales %	Net Sales %
Wal-Mart	30.4%	30.6%	31.1%	30.2%
Kmart	27.1%	30.5%	26.7%	30.4%
Target	11.6%	11.4%	14.1%	11.2%

Total	69.1%	72.5%	71.9%	71.8%

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

The Company’s business is highly concentrated among mass merchandisers, including discount stores, home centers and other category specific retailers. Sales to our top three customers, Kmart, Wal-Mart and Target, were 72% of net sales in the thirty-nine weeks ended September 25, 2004, 73% of net sales in fiscal year 2003 and 74% of net sales in fiscal year 2002. Our products generally have few unique or patented features and are sold at entry level price points. As such, the Company’s financial success is highly dependent on profitably meeting certain price points as demanded by customers. The competitive atmosphere generally results in the erosion of selling prices for commodity products. The Company has historically had little success at recovering raw material cost increases through higher selling prices, however we did have some success at getting selling prices increased during the third quarter of 2004.

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

The Company’s primary raw materials are plastic resin and steel. Changing prices for such raw materials can cause the Company’s results of operations to fluctuate significantly. The cost of raw materials is impacted by several factors outside the control of the Company including supply and demand characteristics, oil and natural gas prices and the overall state of the economy. Generally, as the cost of raw materials rises it results in immediate declines in profitability since we usually are unable to recover the cost increase by passing it through to customers. Conversely, when raw material costs decline, our margins generally are favorably impacted in the short-term though competitive factors may force a decrease in selling prices that erodes some of the improved profitability. During the first thirty-nine weeks of 2004, the cost of plastic resin increased approximately 12% and steel prices increased approximately 59% as compared to the first thirty-nine weeks of 2003. The increase in steel and plastic resin costs added approximately $7.7 million to cost of goods sold. Current resin costs are such that several of our products cannot be sold at a profit. Management expects the cost of both plastic resin and steel to increase further during the remainder of 2004 and into 2005.

•	Product mix

The Company sells a variety of household items. For various reasons, some items provide a better return than others. As the mix of items sold changes, profitability and cash flow are affected. In the first thirty-nine weeks of 2004, product mix was favorable. During the remainder of 2004, we expect that mix will have an unfavorable impact on the Company’s earnings as compared to prior quarters. Although we have had some success at getting an increase in selling prices, there can be no assurance that such selling price increases will continue. To the extent that selling price increases cannot be achieved, certain unprofitable products may be discontinued. The costs related to discontinuing a product are relatively minor and relate primarily to the non-cash write-off of related tooling.

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

Seasonal working capital needs are provided by the Company’s $50 million asset based line of credit. Ability to borrow is a function of our eligible asset based availability and our outstanding borrowings. During the first thirty-nine weeks of 2004, our cash flow was negative and by the end of the third quarter there were $11.6 million of borrowings outstanding under the line of credit. At September 25, 2004, our unused available line of credit was $36 million. A significant decline in eligible asset base or cash flow could result in constrained funds for operations. The Company has historically experienced negative cash flow in the second half of its fiscal years. This is due to seasonal cash needs as well as the semi annual payments of interest on subordinated debt. However, management believes it has sufficient borrowing capability for at least the next 12 months. See “Capital Resources and Liquidity” below for additional discussion of the Company’s cash flows and financing situation.

Recent Developments

On June 2, 2004, the Company executed an Agreement and Plan of Merger, by and between the Company and JRT Acquisition, Inc. (“JRT”), and amended by that certain First Amendment to Agreement and Plan of Merger, dated October 11, 2004 (the “JRT Agreement”). Pursuant to the terms of the JRT Agreement, JRT, an entity formed by James R. Tennant, the Company’s Chairman and Chief Executive Officer, was to merge with and into the Company, and each outstanding share of the Company’s common stock was to be exchanged for the right to receive $1.50 in cash.

On October 28, 2004, the Company and Storage Acquisition Company, L.L.C., a Delaware limited liability company (“Acquirer”), entered into an Acquisition Agreement (the “Acquisition Agreement”) under which the Company is to be acquired by Acquirer. Pursuant to Acquisition Agreement, the Acquirer, whose members are (i) EGI-Fund (02-04) Investors, L.L.C., a Delaware limited liability company; (ii) Triyar Storage Investment Company, LLC, a Delaware limited liability company and an affiliate of Triyar Capital, LLC; (iii) Joseph Gantz (a former director of the Company); and (iv) Walnut Investment Partners, L.P., an affiliate of Mr. Gantz, will make a tender offer for 100% of the Company’s common stock for $2.25 per share in cash (the “Acquisition”). Before entering into the Acquisition Agreement, pursuant to the terms of the JRT Agreement, the Company and JRT terminated the JRT Agreement pursuant to a Termination Agreement, in order to enable the Company to enter into the Acquisition Agreement. For more information regarding these transactions, see the Company’s Form 8-K filed on October 29, 2004.

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

Allowances for retailer deductions and customer programs are recognized when sales are recorded. Allowances are based on various market data, historical trends and information from customers. Although the best information reasonably available to the Company is used to establish the allowances, such information is often based on estimates of retailer recovery rates and future sales to retailers. Retailer programs are often based on annual sales levels in total and by product category. Different recovery rates apply depending on the annual sales levels achieved. As such, judgments are required on an interim basis of the expected full year sales level by customer and product category. Because of the judgment involved, interim estimates can vary significantly from the full year actual determination of program costs. At year-end a more accurate assessment of the current year’s costs is made. Retailers recover the program costs through deductions against future amounts owed to the Company. It is not unusual for retailers to have a different judgment of the amounts earned than does the Company. Accordingly, the Company maintains allowances for any differences that may arise. Resolution of such differences can sometimes take up to several years depending on the particular program. Allowances are reviewed quarterly and are adjusted based on current estimates of retailer recovery and future sales. Due to changes in estimates, changes in retailer activity and the length of time required for many programs to run their course, it is possible for allowance activity to materially impact operating performance and financial condition in any given period. In the first thirty-nine weeks of 2004, the allowances for retailer deductions and trade programs as a percentage of gross sales were 4.8% compared to 6.6% in the first thirty-nine weeks of 2003. The change in percentage is a function of the assortment of trade programs, the level of retailer deductions and the sales levels achieved by customers. Due to changes in estimates during the year, interim results can vary from the full year result.

•	Allowance for doubtful accounts

The Company evaluates the collectibility of its accounts receivable based upon an analysis of historical trends, aging of accounts receivable, write-off experience and credit evaluations of selected high risk customers. In the event of a specific customer bankruptcy or reorganization, specific allowances are established to write down accounts receivable to the level of anticipated recovery. The Company may consult with third-party purchasers of bankruptcy receivables when establishing specific allowances. The determination of specific allowances involves management judgments about the expected financial viability of its customers. Changes in specific allowances for doubtful accounts would only be material to financial condition and operating performance to the extent any change involved one of the Company’s 10 largest customers. The 10 largest customers accounted for approximately 82% of net sales in the first thirty-nine weeks of 2004 and 78% of accounts receivable at September 25, 2004. No material changes in allowances for doubtful accounts involving any of our 10 largest customers was recorded in the thirteen weeks ended September 25, 2004.

•	Inventory valuation

The Company values inventory at cost (not in excess of market) determined by the first-in, first-out (FIFO) method. Inventory costs are based on standard costs, adjusted for actual manufacturing and raw material purchase price variances. The Company includes material, labor and manufacturing overhead in the cost of inventories. Management regularly reviews inventory for salability and has established allowances to record inventory at the lower of cost or market. The allowances are based on management judgments regarding future selling prices and costs of disposal. Such judgments are impacted by economic conditions, condition of the inventory and age of the inventory. Such judgments involve high degrees of uncertainty and subjectivity. Accordingly, changes in the estimates can have a material impact on reported results or financial condition. In the first thirty-nine weeks of 2004, problem inventories were lower than in the first thirty-nine weeks of 2003. Accordingly, charges to reduce inventory carrying values were $1.4 million lower in the first thirty-nine weeks of 2004 than in the first thirty-nine weeks of 2003.

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

In 2000 and 2001, the Company recorded restructuring charges for certain costs associated with plant closures and business reorganization activities upon approval by management with the appropriate level of authority in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. Such costs were recorded as a liability and included lease termination costs, employee severance and certain employee termination benefits. These costs were neither associated with nor do they benefit continuing business activities. Inherent in the determination of these costs were assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. The Company reviews the status of restructuring activities on an ongoing basis and, if appropriate, records changes based on such activities. At September 25, 2004, remaining accruals related to the 2000 and 2001 restructuring charges are approximately $0.2 million.

•	Valuation of Long-Lived and Intangible Assets

The Company assesses the recoverability of long-lived assets whenever it determines that events or changes in circumstances indicate that their carrying amount may not be recoverable. In accordance with GAAP, indefinite lived intangible assets are subject to annual impairment tests. The Company’s assessments and impairment testing are primarily based upon management estimates of future cash flows associated with these assets. Should the Company’s operating results, or estimated future results, deteriorate, we may determine that some portion of our long-lived tangible or intangible assets are impaired. Such determination could result in non-cash charges that could materially affect the Company’s consolidated financial position or results of operations for that period. At September 25, 2004, intangible assets were $73.4 million and long-lived assets (property, plant and equipment) were $32.1 million.

Thirteen weeks ended September 25, 2004 compared to the thirteen weeks ended September 27, 2003

In the discussion and analysis that follows, all references to 2004 are for the thirteen week period ended September 25, 2004 and all references to 2003 are for the thirteen week period ended September 27, 2003.

The following discussion and analysis compares the actual results for the third quarter of 2004 to the actual results for the third quarter of 2003 with reference to the following (in thousands, except net loss per share; unaudited):

	Thirteen weeks ended
	Sept. 25, 2004		Sept. 27, 2003
Net sales	$66,219	100.0%	$61,432	100.0%
Cost of goods sold	55,747	84.2%	54,492	88.7%

Gross profit	10,472	15.8%	6,940	11.3%

Selling, general and administrative expenses	6,896	10.4%	7,176	11.7%
Amortization of intangible assets	124	0.2%	126	0.2%

Operating profit (loss)	3,452	5.2%	(362)	(0.6)%

Interest expense	(3,343)	(5.0)%	(3,384)	(5.5)%
Other income, net	4	0.0%	737	1.2%

Earnings (loss) before income taxes	113	0.2%	(3,009)	(4.9)%

Income tax expense	6	0.0%	7,786	12.7%

Net earnings (loss)	$107	0.2%	$(10,795)	(17.6)%

Net earnings (loss) per share – basic	$0.01		$(1.35)

Net earnings (loss) per share – diluted	$0.01		$(1.35)

Weighted average common shares outstanding:
Basic	7,992		7,978
Diluted	7,992		7,978

Net sales. Net sales of $66.2 million in the third quarter of 2004 were up 8% as compared to net sales of $61.4 million in the third quarter of 2003. Sales were up due to increased sales of the general storage and bath product lines. Sales to the top three customers were 69% of net sales as compared to 73% in the prior period. Changes in estimates related to retailer recovery of deductions and customer programs resulted in a reduction of sales allowances between periods. Such program and deduction expenses, which are recorded as a reduction of gross sales, were 4.3% of gross sales in 2004 and 5.7% of gross sales in 2003.

Gross profit. The Company’s gross profit in the third quarter of 2004 was $10.5 million as compared to $6.9 million in the third quarter of 2003 and gross profit margins increased to 15.8% of net sales from 11.3% a year ago. Gross profit and gross profit margins were influenced by a number of factors, including:

•	Steel and plastic resin cost increases of $4.4 million.

•	Higher selling prices and improved mix of product sold improved gross profit by $2.5 million.

•	Increased sales volume resulted in additional gross profit of $0.6 million.

•	Factories produced more units resulting in additional overhead absorption. The higher running rates, together with reduced spending, improved gross profit by $1.0 million.

•	The decline in program and deduction expenses improved gross profit by $1.0 million.

•	Charges related to excess and obsolete inventory were $1.0 million less in the third quarter of 2004 as compared to the third quarter of 2003.

•	Operational savings of $0.2 million resulted from the January 2004 closing of the Eagan manufacturing facility. Closing related costs were $1.3 million less than in 2003.

Selling, general and administrative expenses. SG&A expenses decreased to $6.9 million in the third quarter of 2004 from $7.2 million in 2003. As a percentage of net sales, SG&A expenses decreased to 10.4% in 2004 from 11.7% in 2003. SG&A expenses were unfavorably impacted by $0.5 million of expenses related to activities of the special committee of the Board of Directors. The special committee was formed to consider a proposal letter for the acquisition of all of the Company’s outstanding shares as described above under “Recent Developments”. SG&A expenses were favorably impacted by a number of items including lower legal costs, reduced bad debt expense and a reduction in distribution and logistics costs primarily due to the closure of the Eagan, Minnesota facility. These favorable items were partially offset by increased incentive compensation expense.

Interest expense. Interest expense of $3.3 million in 2004 was down $0.1 million from the prior year period. A change in the mix of debt to lower cost revolving credit borrowings caused the decrease in interest expense.

Other income. Other income of $0.7 million in 2003 primarily relates to a $0.9 million gain on the purchase of the Company’s high yield bonds. The Company used its revolving line of credit in 2003 to buyback bonds at a discount to face value.

Income tax expense. The income tax provision in 2003 includes a $7.8 million increase in the Company’s valuation allowance for deferred tax assets. Such allowance reflects the uncertain nature of future taxable income and management’s determination that it is more likely than not that all of the deferred tax assets may not be realized. No federal income tax expense was recorded in either period due to the Company’s significant tax loss carryforwards.

Net earnings (loss). Third quarter of 2004 net earnings of $0.1 million were significantly improved as compared to last year’s third quarter loss of $10.8 million. Last year’s third quarter loss included a $7.8 million increase in the Company’s valuation allowance for deferred taxes, $1.3 million of charges related to the closure of the Eagan manufacturing facility and a $0.9 million gain on the purchase of the Company’s high yield bonds. The third quarter of 2004 was negatively impacted by the $0.5 million of costs related to the activities of the special committee of the Board of Directors. The earnings per diluted share in the third quarter of 2004 were $.0.01 as compared to the loss per diluted share of $(1.35) in the third quarter of 2003.

The weighted average number of shares outstanding during the quarter increased to 7,991,792 in 2004 from 7,978,326 a year ago. Dilutive options and warrants are not included in the computation of diluted weighted average shares outstanding because the assumed exercise of such equivalents would have reduced the loss per share.

Thirty-nine weeks ended September 25, 2004 compared to the thirty-nine weeks ended September 27, 2003

In the discussion and analysis that follows, all references to 2004 are for the thirty-nine week period ended September 25, 2004 and all references to 2003 are for the thirty-nine week period ended September 27, 2003.

The following discussion and analysis compares the actual results for the first thirty-nine weeks of 2004 to the actual results for the first thirty-nine weeks of 2003 with reference to the following (in thousands, except net loss per share; unaudited):

	Thirty-nine weeks ended
	Sept. 25, 2004		Sept. 27, 2003
Net sales	$183,615	100.0%	$164,610	100.0%
Cost of goods sold	152,617	83.1%	141,376	85.9%

Gross profit	30,998	16.9%	23,234	14.1%

Selling, general and administrative expenses	21,425	11.7%	22,790	13.8%
Amortization of intangible assets	372	0.2%	378	0.2%

Operating profit	9,201	5.0%	66	0.1%

Interest expense	(9,872)	(5.4)%	(10,312)	(6.3)%
Other income, net	29	0.0%	806	0.5%

Loss before income taxes	(642)	(0.4)%	(9,440)	(5.7)%

Income tax expense	23	0.0%	7,830	4.8%

Net loss	$(665)	(0.4)%	$(17,270)	(10.5)%

Net loss per share - basic	$(0.08)		$(2.17)

Net loss per share - diluted	$(0.08)		$(2.17)

Weighted average common shares outstanding:
Basic	7,988		7,973
Diluted	7,988		7,973

Net sales. 2004 net sales of $183.6 million were up 12% as compared to net sales in 2003 of $164.6 million. Sales were up due to increased sales across all product lines, except bath, to our largest customers. Sales to the top three customers were 72% of net sales in both the current and prior year periods. Changes in estimates related to retailer recovery of deductions and customer programs resulted in a reduction of sales allowances between periods. Such program and deduction expenses, which are recorded as a reduction of gross sales, were 4.8% of gross sales in 2004 and 6.6% of gross sales in 2003.

Gross profit. The Company’s gross profit in the first thirty-nine weeks of 2004 was $31.0 million as compared to $23.2 million in 2003 and gross profit margins increased to 16.9% of net sales from 14.1% a year ago. Gross profit and gross profit margins were influenced by a number of factors, including:

•	Steel and plastic resin cost increases of $7.7 million.

•	Higher selling prices and improved mix of product sold improved gross profit by $2.2 million.

•	Increased sales volume resulted in additional gross profit of $2.9 million.

•	Factories produced more units resulting in additional overhead absorption. The higher running rates, together with reduced spending, improved profit by $4.2 million.

•	The decline in program and deduction expenses improved gross profit by $2.9 million.

•	Operational savings of $1.4 million resulted from the January 2004 closing of the Eagan manufacturing facility. Closing related costs of $0.7 million in 2004 were $0.8 million less than in 2003.

•	Settlement of insurance claims related to a fire in our Mexican manufacturing facility resulted in a gain of $0.5 million.

Selling, general and administrative expenses. SG&A expenses decreased to $21.4 million in 2004 from $22.8 million in 2003. As a percentage of net sales, SG&A expenses decreased to 11.7% in 2004 from 13.8% in 2003. SG&A expenses were favorably impacted by a $0.5 million bad debt recovery, the non recurrence of a $0.7 million first quarter 2003 premium associated with accounts receivable insurance, $0.8 million of warehouse savings from the closing of the Eagan facility and general cost cutting measures across all expense departments. Partially offsetting these favorable items was a $1.3 million increase in incentive compensation expense. 2004 SG&A also includes $1.2 million of expenses related to activities of the special committee of the Board of Directors. The special committee was formed to consider a proposal letter for the acquisition of all of the Company’s outstanding shares as described above under “Recent Developments”. Costs incurred related to fees paid to financial advisors, attorneys and the committee members.

Interest expense. Interest expense of $9.9 million in 2004 was down $0.4 million from the prior year period. A change in the mix of debt to lower cost revolving credit borrowings caused the decrease in interest expense.

Other income. Other income of $0.8 million in 2003 primarily relates to a $0.9 million gain on the purchase of the Company’s high yield bonds. The Company used its revolving line of credit in 2003 to buyback bonds at a discount to face value.

Income tax expense. The income tax provision in 2003 includes a $7.8 million increase in the Company’s valuation allowance for deferred tax assets. Such allowance reflects the uncertain nature of future taxable income and management’s determination that it is more likely than not that all of the deferred tax assets may not be realized. No federal income tax expense was recorded in either period due to the Company’s significant tax loss carryforwards.

Net loss. The net loss for the first thirty-nine weeks of 2004 was $0.7 million. The loss was significantly lower than the $17.3 million loss reported in the comparable 2003 period. 2003 included a $7.8 million increase in the Company’s valuation allowance for deferred taxes, $1.5 million of charges related to the closure of the Eagan manufacturing facility and a $0.9 million gain on the purchase of the Company’s high yield bonds. Operating performance benefited from higher sales, improved factory performance, lower operating expenses and the insurance gain. Partially offsetting these improvements were $1.2 million of costs related to the activities of the special committee of the Board of Directors. The loss per diluted share was $(0.08) as compared to $(2.17) in the first thirty-nine weeks of 2003.

The diluted weighted average number of shares outstanding for the thirty-nine week period increased to 7,988,321 from 7,973,434 a year ago. Dilutive options and warrants are not included in the computation of diluted weighted average shares outstanding because the assumed exercise of such equivalents would have reduced the loss per share.

Capital Resources and Liquidity

The Company’s primary sources of liquidity and capital resources include cash provided from operations and borrowings under the Company’s asset based $50 million Loan and Security Agreement (the “Loan Agreement”).

The Company generates cash by the profitable sale of its products. Disbursements of cash for materials and services generally occur during the manufacturing and purchasing process, which is usually 30-90 days prior to sale. Collection of receivables generally occurs approximately 45-60 days after shipment. For certain large promotional items that typically ship in the fourth quarter, we begin building inventory in the second and third quarters. The inventory for these promotional items typically is not turned to cash until the first quarter of the following year. The timing of cash flows is further impacted by the semi-annual interest payments on the high-yield bonds. Interest payments of about $6.0 million occur in May and November. As a result of the operational seasonality and the timing of the interest payments, the Company normally has positive cash flow in the first quarter and negative cash flow for the balance of the year. In the first thirty-nine weeks of 2004, the Company had negative cash flow (which the Company defines as the net change in cash and debt) of $0.9 million.

Collection of receivables is highly dependent on the financial strength of the Company’s top three customers: Kmart, Wal-Mart, and Target. These three customers accounted for 72% of the Company’s net sales in the first thirty-nine weeks of 2004. To the extent that any of them fall into financial distress and fail to timely pay amounts due, it would have an adverse impact on ongoing operations.

During the first thirty-nine weeks of 2004, the Company’s cash and cash equivalents increased to $1.6 million at September 25, 2004 from $0.8 million at December 27, 2003. Borrowings under the Loan Agreement increased $1.8 million during the thirty-nine week period. The increase in borrowings since December 27, 2003 is due primarily due to seasonal increases of working capital.

Working capital (excluding cash and short term debt) at September 25, 2004 was $33.0 million, up $4.1 million from December 27, 2003. Receivables decreased $6.9 million due to lower sales in the third quarter as compared to the fourth quarter of 2003. Inventories increased $16.8 million due to seasonal builds for later shipment and higher raw material costs. Accounts payable and accrued liabilities increased $6.6 million due primarily to increased inventory purchases.

Capital spending for the first thirty-nine weeks of 2004 was $5.4 million, up $0.3 million from the comparable period of 2003. Capital spending was primarily related to new product tooling and normal replacement of equipment.

Pursuant to the Acquisition Agreement, the Company is obligated, immediately prior to the first acceptance of tendered shares for payment in the proposed Tender Offer, to reimburse the Acquirer for up to $1.5 million in out-of-pocket expenses relating to the Acquisition Agreement.

The Loan Agreement covenants require the Company to maintain excess availability at all times of at least $9.2 million. At September 25, 2004, the eligible asset base was $62.7 million. Thus, we could borrow up to $50 million under the Loan Agreement. At September 25, 2004, there were $11.6 million of borrowings under the Loan Agreement and outstanding letters of credit totaled $2.4 million. Accordingly, we still had availability under the Loan Agreement of $36.0 million. There is expected to be sufficient financing capability to fund operations for at least the next twelve months.

The Company was in compliance with all Loan Agreement covenants as of September 25, 2004.

The Company’s Loan Agreement contains one financial covenant pertaining to a minimum cash interest coverage ratio. The cash interest coverage ratio must be no lower that 0.90 at the end of September 2004 at which point the ratio begins a quarterly increase until it reaches 1.25 in June 2005. At September 25, 2004, the Company’s cash interest coverage ratio was 2.06. The earnings component of the covenant is the trailing twelve-month earnings before interest, taxes, depreciation and amortization. Certain costs related to factory realignments and special committee costs are excluded. For the twelve months ended September 25, 2004, the earnings component of the covenant was $25.9 million. For a definition of cash interest coverage ratio as it is used in the Loan Agreement, refer to the Company’s Current Report on Form 8-K filed on September 24, 2003.

There are no required debt principal repayments until May 2008. Under the Indenture dated May 14, 1998 related to the Company’s 9 5/8% Senior Subordinated Notes due 2008 (the “Indenture”), the senior subordinated bondholders, in certain circumstances, have the right to require the Company to repurchase their notes upon a “Change of Control” as such term is defined in the Indenture. The repurchase rights will not be triggered, however, by an acquisition of a majority of our outstanding voting stock by a “permitted holder,” defined in the Indenture as “(i) directors and officers of the Company on the Issue Date [of the notes] and (ii) Chase Venture Capital Associates, L.P. and any Affiliates thereof.” Because Mr. Gantz would beneficially own a majority of the outstanding voting stock of the Company following the consummation of the proposed Tender Offer, and because Mr. Gantz is a permitted holder, consummation of the proposed Tender Offer is not expected to trigger the repurchase rights of the noteholders.

The following is a table providing the aggregate annual contractual obligations of the Company including debt, capital lease obligations, future minimum rental commitments under operating leases and purchase obligations at September 25, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in the future periods indicated.

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	1 year and less	1-3 years	3-5 years	After 5 years
Revolving line of credit	$11,621	$11,621	$—	$—	$—
Long-term debt	116,050	—	—	116,050	—
Capital lease obligations	4,596	158	230	305	3,903
Minimum rental commitments under operating leases	18,453	4,995	8,041	4,847	570
Purchase obligations (estimated) (1)	11,275	11,275	—	—	—

Total contractual cash obligations	$161,995	$28,049	$8,271	$121,202	$4,473

(1)	The Company has entered into a commitment to purchase certain minimum annual volumes of plastic resin at formula-based prices. The agreement expires in December 2004. Future related minimum commitments to purchase plastic resin, assuming September 2004 price levels, are $11.3 million. The purchase commitment pricing is not tied to fixed rates; therefore, the Company’s results of operations or financial position could be affected by significant changes in the market cost of plastic resin. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk” for further details.

	Financing commitments expiring by period
	(in thousands)
	Total	1 year and less	1-3 years	3-5 years	After 5 years
Standby letters of credit	$2,350	$2,350	$—	$—	$—

Business Risks and Management Outlook

•	The Company’s largest customer in 2003 was Kmart. The Company’s net sales to Kmart were $77 million in 2003 and $74 million in 2002, even though Kmart reduced its store count by 18% during 2003. After emerging from bankruptcy in May 2003, Kmart has improved its financial performance and has operated within its financial covenants. However, Kmart continues to experience declines in same store sales and has further reduced its store count during 2004. Kmart has paid all of its current obligations to the Company on time and we do not believe that Kmart’s current situation will negatively impact the Company in the near term. Given the size of the Company’s sales to Kmart, future results may be either favorably or unfavorably impacted by any number of factors related to the retailer. Earlier this year, Kmart recently announced two transactions involving the sale of up to 74 stores, or approximately 5% of Kmart’s store base. Should Kmart continue to decline in size or again enter into bankruptcy, the negative impact on sales and cash flow could have an adverse impact on the Company. In the first thirty-nine weeks of 2004, 27% of the Company’s net sales were to Kmart. Kmart sales in the first thirty-nine weeks of 2003 were 30% of total net sales.

•	Historically, plastic resin has represented approximately 20% to 25% of the Company’s cost of goods sold. In the first thirty-nine weeks of 2004, the percentage increased to 33% due to higher plastic resin costs and usage. Plastic resin costs are impacted by several factors outside the control of the Company including supply and demand characteristics, oil and natural gas prices and the overall health of the economy. Any of these factors could potentially have a positive or negative impact on plastic resin prices and the Company’s profitability. Resin costs have continued to increase in 2004 and we expect that costs in the remainder of 2004 and in the first quarter of 2005 will exceed costs incurred during the comparable period. While we will make every effort to recover the higher cost of plastic resin, there is no assurance that future resin cost increases can be passed on to customers.

•	The Company currently manufactures the majority of its laundry products in the U.S. and Mexico. Management believes that the Company’s current manufacturing structure provides increased flexibility to meet customer needs. All of the Company’s major laundry competitors rely heavily on foreign sourced products. Such products are produced in several countries, including a significant portion from China. Over the past few years, these foreign sourced competitive products were introduced at selling prices below ours. This has caused our profit margins and market share to decline. We have initiated many cost cutting and other steps to protect our market share and profit margins. We are also aggressively pursuing the increased importation of certain laundry products. We will continue to analyze the competitiveness of our North American based laundry manufacturing operations. In addition, the Company filed an action with the U.S. International Trade Commission (“ITC”) and the U.S. Department of Commerce (“Department of Commerce”) on June 30, 2003 seeking relief from a surge in the importation of unfairly priced Chinese ironing boards. On July 15, 2004, the ITC unanimously determined that the U.S. ironing board industry was facing material injury as a result of the importation of unfairly priced ironing boards from China. The ITC’s action resulted in the issuance of an antidumping duty order by the Secretary of Commerce in early August of 2004, followed by the collection of antidumping duties on Chinese imports. The ITC’s decision follows a June 16, 2004 determination by the Department of Commerce that ironing boards imported from China are sold in the United States at less than fair value. On August 6, 2004, the Department of Commerce assigned revised dumping margins ranging from 9.47 percent to 157.68 percent. As necessary, the Company will vigorously defend or otherwise support the antidumping order, which may require it to devote financial and other resources, including management time and legal expenses.

•	The Company’s three largest customers all have unique aspects that require additional packaging, handling and technical support. Distribution systems are constantly evolving as retailers search for additional costs to remove from the distribution system. A coming technology is radio frequency identification (RFID) which attaches a computer chip to each product. This chip gives off a radio signal that can be tracked by the retailer for inventory and sale purposes. RFID has the potential to replace current bar code technology. Wal-Mart has indicated that vendors should prepare for a conversion to RFID technology over the next two years. The cost to transition to RFID is unknown but is expected to be significant. It is likely that retailers will expect vendors to fund the RFID changes, which conversion costs may be significant. The transition to RFID is expected to occur in the next two to three years.

•	As a result of operating losses and restructuring write-offs in prior years, the Company has significant tax loss carryforwards. These carryforwards may be used to reduce taxable income in future periods. As of December 27, 2003, the Company had tax loss carryforwards of $51 million which expire in years 2010 through 2023 (amount includes carryforwards of $9 million subject to annual limitation). The tax loss carryforwards are expected to increase in 2004. However, there is no assurance that future income will be sufficient to utilize these tax loss carryforwards. Our ability to use these operating loss carryforwards to offset any future taxable income depends on a variety of factors, including possible limitations on usage under Internal Revenue Code Section 382.

•	The Company is highly leveraged with total debt representing over two times our net tangible assets. Although $116 million of the Company’s outstanding debt at September 25, 2004 is at fixed rates, any deterioration in our business could lead to additional borrowings at adjustable rates. Thus a deterioration of our business combined with a significant change in interest rates could materially impact earnings and cash flow. Furthermore, the financial and operating covenants related to the Company’s debt agreements place some restrictions on operations. During all of 2003 and to date in 2004, the Company operated within its financial and operating covenants and expects to continue to operate within the covenants during the remainder of 2004.

•	The Company’s Loan Agreement takes into account seasonal fluctuations and changes to the Company’s collateral base. Because the financing is asset based, availability of funds to borrow is dependent on the quality of the Company’s asset base, primarily its receivables and inventory. Should the lender determine that such assets do not meet the bank’s credit tests, availability can be restricted. Given the Company’s retail customer base, it is possible that certain customers could be excluded from the asset base thus reducing credit availability.

•	In an environment where customers largely control selling prices and vendors largely control raw material costs, sustained profitability and cash flow is a challenging goal. We will continue to focus on controlling our costs of production and holding operating expenses to below industry levels. We also intend to continue to develop new products and categories, as management believes that such items have a slightly better opportunity for reasonable profit margins. Given the declining profitability of certain products and the increasing cost of raw materials, we have announced selective price increases. The success of these price increases is predicated on the competitive market place. If such price increases are not successfully implemented, certain products will be discontinued.

•	The Company reports on a 52/53 week fiscal year. Fiscal year 2004 will be a 53 week year as compared to 52 weeks in fiscal 2003. Accordingly, the fourth quarter of fiscal 2004 will contain fourteen weeks.

•	Given the Company’s line of credit availability, management may from time-to-time look at opportunities to buy its high-yield bonds. A buyback might be done if such transactions are accretive to shareholders through either a reduction of interest expense or a buyback of bonds at a discount.

•	Management believes that acquisitions provide an opportunity to meaningfully grow the Company’s sales and profits. We expect to consider acquisition opportunities that are synergistic to existing operations.

•	There can be no assurance as to the timing or consummation of the proposed Acquisition (described above under “Recent Developments”), as to the terms, timing or consummation of any amended and restated Indenture, or as to the effect, if any, of the proposed Acquisition on the Company’s business. Further, there can be no assurance that defending against the lawsuits described in Part II of Item 1 (Legal Proceedings) relating to the proposed Acquisition or any similar lawsuits brought in the future, whether they are with or without merit or are determined in our favor, will not result in substantial costs and the diversion of management’s attention and resources. If class certification is granted in either of the pending legal actions, it is reasonably possible that the outcome could have a material adverse effect on the operating results, financial position and cash flows of the Company.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk is impacted by changes in interest rates and price volatility of certain commodity based raw materials.

Interest Rate Risk. The Company’s revolving credit agreement is LIBOR-based and is subject to interest rate movements. During the thirteen and thirty-nine weeks ended September 25, 2004, the Company did not experience any material changes in interest rate risk that would affect the disclosures presented in the Company’s Annual Report on Form 10-K for the fifty-two week period ended December 27, 2003.

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

The Company has entered into a commitment to purchase certain minimum annual volumes of plastic resin at formula-based prices. The agreement expires in December 2004. Future related minimum commitments to purchase plastic resin, assuming September 2004 price levels, are approximately $11 million. In the event there is a major change in economic conditions affecting the Company’s overall annual plastic resin volume requirements, the Company and the vendor will mutually agree on how to mitigate the effects on both parties. Mitigating actions include deferral of product delivery within the agreement term, agreement term extension and/or elimination of excess quantities without liability.

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

There have been no changes (including corrective actions with regard to significant deficiencies or material weakness) in the Company’s internal controls over financial reporting during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Forward Looking Statements

This quarterly report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business Risks and Management Outlook” and “Quantitative and Qualitative Disclosures about Market Risk” sections, contain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally may be identified by the use of terminology such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” or similar phrases or the negatives of such terms. Such statements are based on management’s current expectations and are subject to risks, uncertainties and assumptions, including those identified below and in the foregoing “Business Risks,” as well as other matters not yet known to the Company or not currently considered material by the Company, which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to:

•	general economic conditions and conditions in the retail environment

•	the Company’s dependence on a few large customers

•	price fluctuations in the raw materials used by the Company, particularly plastic resin and steel

•	competitive conditions in the Company’s markets

•	the impact of the level of the Company’s indebtedness

•	restrictive covenants contained in the Company’s various debt documents

•	the seasonal nature of the Company’s business

•	fluctuations in the stock market

•	the extent to which the Company is able to retain and attract key personnel

•	relationships with retailers

•	the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company)

•	our ability to develop and introduce new products and product modifications necessary to remain competitive

•	risks associated with the proposed Acquisition such as the risk that the Acquisition may not be completed or litigation in connection with the Acquisition

•	other factors discussed in “Business Risks and Management Outlook” above

Given these risks and uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements do not guarantee future performance. The Company’s operating results may fluctuate, especially when measured on a quarterly basis. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s periodic reports on Forms 10-K, 10-Q and 8-K and other filings with the Securities and Exchange Commission. Such reports attempt to advise interested parties of the factors that affect the Company’s business.

PART II. OTHER INFORMATION

Items 2, 3, 4 and 5 and of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 1. Legal Proceedings

On June 3, 2004, a complaint was filed in the Court of Chancery for the State of Delaware against the Company, our board of directors and JRT. The complaint purports to be filed by a stockholder and alleges that in entering into the JRT Agreement, our board of directors breached their fiduciary duties of loyalty, due care and good faith. The complaint, which includes a request for a declaration that the action be maintained as a class action, seeks, among other relief, injunctive relief enjoining the transaction from being consummated. The Company and our board of directors believe the complaint is without merit and intend to vigorously contest this lawsuit.

On June 4, 2004, a complaint was filed in the Chancery Division of the Circuit Court of Cook County, Illinois against the Company and our directors. The complaint purports to be filed by a stockholder and alleges that in entering into the JRT Agreement, our board of directors breached their fiduciary duties of loyalty, due care, independence, good faith and fair dealing. The complaint, which includes a request for a declaration that the action be maintained as a class action, seeks, among other relief, injunctive relief enjoining the transaction from being consummated. The Company and our board of directors believe the complaint is without merit and intend to vigorously contest this lawsuit.

If class certification is granted in either of the aforementioned legal actions, it is reasonably possible that the outcome could have a material adverse effect on the operating results, financial position and cash flows of the Company. There is not sufficient information to estimate the Company’s exposure at this time.

The Company filed an action with the U.S. International Trade Commission (“ITC”) and the U.S. Department of Commerce (“Department of Commerce”) on June 30, 2003 seeking relief from a surge in the importation of unfairly priced Chinese ironing boards. On July 15, 2004, the ITC unanimously determined that the U.S. ironing board industry was facing material injury as a result of the importation of unfairly priced ironing boards from China. The ITC’s action resulted in the issuance of an antidumping duty order by the Secretary of Commerce in early August, followed by the collection of antidumping duties on Chinese imports. The ITC’s decision follows a June 16, 2004 determination by the Department of Commerce that ironing boards imported from China are sold in the United States at less than fair value. On August 6, 2004, the Department of Commerce assigned revised dumping margins ranging from 9.47 percent to 157.68 percent. As necessary, the Company will vigorously defend or otherwise support the antidumping order, which may require it to devote financial and other resources, including management time and legal expenses.

Item 6. Exhibits

2.12	Acquisition Agreement, dated as of October 28, 2004, by and between Home Products International, Inc. and Storage Acquisition Company, L.L.C. (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed by the registrant on October 29, 2004).

2.13	Termination Agreement, dated October 28, 2004, by and among JRT Acquisition, Inc., James R. Tennant and Home Products International, Inc. (Incorporated by reference to Exhibit 99.7 to Current Report on Form 8-K filed by the registrant on October 29, 2004).

4.4	Amendment No. 1 to Rights Agreement, dated as of October 28, 2004, by and between Home Products International Inc. and Mellon Investor Services LLC, f/k/a ChaseMellon Shareholder Services L.L.C. (Incorporated by reference to Exhibit 99.8 to Current Report on Form 8-K filed by the registrant on October 29, 2004).

4.5	Voting Agreement, dated as of October 28, 2004, by and between Storage Acquisition Company, L.L.C. and Joseph Gantz and related Irrevocable Proxy. (Incorporated by reference to Exhibit 99.5 to Current Report on Form 8-K filed by the registrant on October 29, 2004).

4.6	Board Composition Agreement, dated as of October 28, 2004, by and between Storage Acquisition Company, L.L.C., EGI Fund (02-04) Investors, L.L.C., Joseph Gantz, Walnut Investment Partners, LP, Triyar Storage Investment Company, LLC, and the Investors listed on Schedule A thereto. (Incorporated by reference to Exhibit 99.6 to Current Report on Form 8-K filed by the registrant on October 29, 2004).

31.1	Certification by James R. Tennant, Chief Executive Officer and Chairman of the Board, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of James E. Winslow, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by James R. Tennant, Chief Executive Officer and Chairman of the Board pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of James E. Winslow, Executive Vice President and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Agreement Regarding Funding, dated as of October 28, 2004, by and between Home Products International, Inc. and EGI Fund (02-04) Investors, L.L.C. (Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed by the registrant on October 29, 2004).

99.2	Agreement Regarding Funding, dated as of October 28, 2004, by and between Home Products International, Inc. and Triyar Capital, LLC. (Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed by the registrant on October 29, 2004).

99.3	Agreement Regarding Funding, dated as of October 28, 2004, by and between Home Products International, Inc. and Walnut Investment Partners, L.P. (Incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K filed by the registrant on October 29, 2004).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Home Products International, Inc.

By:	/s/ James E. Winslow
James E. Winslow
Executive Vice President and
Chief Financial Officer

Dated: November 9, 2004