Form 10-K
period 2005-01-01
HOME PRODUCTS INTERNATIONAL INC
filed 2005-04-01
CIK 814457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17237

HOME PRODUCTS INTERNATIONAL, INC.

(Exact name of registrant as specified in its Charter)

Delaware	36-4147027
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4501 West 47th Street
Chicago, Illinois	60632

(Address of principal	(Zip Code)
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
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☑

Aggregate market value of common stock held by non-affiliates (assuming solely for the purpose of this calculation that all directors, officers and 10% beneficial owners of the registrant are “affiliates” as of June 26, 2004 was $7,429,270. See “Business — Shareholder Transaction”. At March 5, 2005, 8,154,587 shares of common stock, par value $0.01, were outstanding.

Documents Incorporated by Reference: None

HOME PRODUCTS INTERNATIONAL, INC.
INDEX TO FORM 10-K
For the Fiscal Year Ended January 1, 2005

PART I

Item 1. Business

     (a) General Development of Business

     Home Products International, Inc. (the “Company” or “HPI”) through its wholly owned subsidiary designs, manufactures and markets a broad range of quality consumer housewares products. The Company is a leading supplier to large national retailers of value-priced laundry management products, general storage products, closet storage products, bathware products and kitchen storage products. The Company holds a significant market share in the United States in each of its key product categories. The Company’s products are sold in the United States through most of the large national retailers, including Wal-Mart, Target and Kmart. The Company generated $260.3 million in net sales for 2004, which makes HPI one of the largest companies in the fragmented U.S. consumer housewares industry.

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

Shareholder Transaction

     On October 28, 2004, the Company and Storage Acquisition Company, L.L.C., a Delaware limited liability company (“Acquirer”), entered into an Acquisition Agreement (the “Acquisition Agreement”) under which the Acquirer was to make a tender offer for 100% of the Company’s common stock for $2.25 per share in cash (the “Acquisition”). On December 13, 2004, the Acquirer and the Company jointly announced that the Acquirer had completed its tender offer for the outstanding shares of common stock (including the associated preferred stock purchase rights) of the Company for $2.25 per share, net to the seller, in cash without interest. As a result of the tender offer, the Acquirer obtained 93% of the outstanding common shares. Collectively, the process that led to the Acquisition Agreement and the completion of the tender offer is referred to herein as the “Shareholder Transaction”.

     On December 15, 2004 the Company’s common stock was delisted from The NASDAQ SmallCap Market. In addition, the Company’s common stock was deregistered under the Exchange Act effective on March 15, 2005. This resulted in the suspension under the federal securities laws of the Company’s obligation to file certain periodic financial reports with the SEC.

     Notwithstanding the suspension of its obligation to file periodic financial reports under the federal securities laws, the terms of the Company’s indenture governing its 9-5/8% Senior Subordinated Notes due 2008 requires the Company to voluntarily file the same annual, periodic and current reports that it was previously required to file as an SEC registrant so long as the indenture covenants remain in effect (the notes issued under the indenture have a stated maturity date of May 14, 2008 and are subject to earlier redemption in certain circumstances).

Website Access to Exchange Act Reports

     The Company’s Internet address is www.homz.biz. On its web site, located at www.homz.biz, the Company posts the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings on the Company’s Investor Relations web site are available free of charge. The information contained on or connected to such website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that the Company files or furnishes to the Commission. Interested parties may also find the Company’s filings electronically at the SEC’s website www.sec.gov.

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

     Laundry management products. The Company offers a variety of ironing boards and management believes that the Company has a leading U.S. market share. The Company is also a leading manufacturer of ironing board covers and pads. These include a variety of different types of covers and pads in a multitude of different designs that fit not only its own ironing boards, but all standard size boards. The Company markets proprietary Martha Stewart laundry products at Kmart and Michael Graves branded products at Target. Additionally, the Company is a leading U.S. producer of laundry accessories. Key products within this category include: wood and metal drying racks, laundry bags, hampers and sorters, and clothes pins.

     Closet storage products. This category is comprised primarily of plastic clothes hangers. Due to the commodity nature of the hanger category, margins in this category are inherently lower, while unit volumes are substantially higher than in the Company’s other product lines. The Company has a broad product offering that the Company believes gives it a competitive advantage over other hanger manufacturers. Also included in this category are other plastic organizers, closet and clothing organization products.

     Bathware products. The Company markets a broad line of value-priced plastic bath accessories and organizers. These include shower organizers, plastic towel bars, shelves, soap dishes, portable shower sprays and fog-free shower mirrors. The Company believes it is a leading producer of opening price-point plastic bath accessories.

     Kitchen storage products. Food storage products are plastic items of varying size and shape and are approved for use in contact with food by the United States Food and Drug Administration. Food storage products are sold in value packs ranging from two to sixty-four piece sets. The Company introduced a disposable food storage line in 2003 to complement its core food storage products. Also included in this product line are sinkware and wire organization products.

Historical Consolidated Net Sales by Product Category

     The following table sets forth the amounts and percentages of the Company’s historical consolidated net sales by product categories within the housewares segment for the periods indicated.

	2004		2003		2002
	Net Sales	%	Net Sales	%	Net Sales	%
General storage	$122,705	47%	$106,659	46%	$102,718	41%
Laundry management	77,827	30%	73,631	31%	86,626	35%
Closet storage	35,787	14%	30,255	13%	29,287	12%
Bathware	13,526	5%	13,843	6%	18,580	7%
Kitchen storage	10,432	4%	9,214	4%	11,981	5%

Total net sales	$260,277	100%	$233,602	100%	$249,192	100%

Customers

     The Company is dependent upon a few customers for a large portion of its consolidated net sales. During 2004, Wal-Mart, Kmart and Target accounted for 31.4%, 28.3% and 12.4%, respectively, of the Company’s consolidated net sales. During 2003, Wal-Mart, Kmart and Target accounted for 27.6%, 33.2% and 12.5%, respectively, of the Company’s consolidated net sales. During 2002, Wal-Mart, Kmart and Target accounted for 27.5%, 29.6% and 16.6%, respectively, of the Company’s consolidated net sales. The loss of one of these customers could have a material adverse effect on the Company. No other customer accounted for more than 10% of consolidated net sales in 2004, 2003 or 2002.

     One of the Company’s largest customers is Kmart. After emerging from bankruptcy in May 2003, Kmart has improved its financial performance. However, Kmart continues to report declines in same store sales and has further reduced its store count during 2004. Kmart has paid all of its current obligations to the Company on time. Given the size of the Company’s sales to Kmart, and the uncertainty of factors related to Kmart’s business, no assurance can be given as to the Company’s future results related to Kmart. In 2004, Kmart announced two transactions involving the sale of up to 74 stores, or approximately 5% of Kmart’s store base. In addition Kmart merged with Sears in early 2005. It is not yet possible to determine the potential impact of these transactions on Kmart’s purchases from the Company.

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

Product Research and Development

     The Company’s product research and development effort is enhanced through the use of internal and outsourced product design experts. Although the Company’s historical accounting records do not separately present research and development expenses, the Company estimates that for 2004, 2003 and 2002, expenses associated with research and development (which are classified as selling and marketing in the Company’s consolidated statements of operations) were $0.7 million, $0.9 million and $0.9 million, respectively.

Foreign and Export Sales Information

     The Company’s fiscal year 2004, 2003 and 2002 net sales outside the United States accounted for approximately 3.3%, 3.6% and 4.4% of its total net sales, respectively. The Company’s foreign assets were not material as of fiscal year end 2004 and 2003.

Seasonality

     Sales of the Company’s houseware products are generally higher in the third and fourth quarters of the calendar year. This seasonality is primarily attributable to increased home buying during the summer months, the back-to-school season and storage promotional events in the fourth quarter. The surge in home buying during the spring and summer months increases the demand for new housewares products. The back-to-school season, including college students moving out of the house for the first time, also contributes to an increase in demand for the Company’s housewares products. In the fourth quarter, retailers run general storage promotional events that are themed for the fourth quarter holidays, particularly Halloween and Christmas.

Competition

     The consumer products business is highly competitive. The Company competes with numerous other manufacturers and distributors of consumer products, many of which are larger and have substantially greater resources than the Company, and which may therefore have the ability to spend more aggressively on advertising and marketing and have more flexibility than the Company to respond to changing business and economic conditions. The Company’s principal customers are national and regional discounters, hardware/home centers, food/drug stores, juvenile stores and specialty stores. The rapid growth of these large mass merchandisers, together with changes in consumer shopping patterns, have contributed to a significant consolidation of the consumer products retail industry and the formation of dominant multi-category retailers, many of which have strong bargaining power with suppliers. This environment significantly limits the Company’s ability to recover cost increases through selling prices. Other trends among retailers are to foster high levels of competition among suppliers, to demand that manufacturers supply innovative new products and to require suppliers to maintain or reduce product prices and deliver products with shorter lead times. Another trend, in the absence of a strong new product development effort or strong end-user brands, is for the retailer to import generic products directly from foreign sources. The combination of these market influences has created an intensely competitive environment in which the Company’s principal customers continuously evaluate which product suppliers to use, resulting in pricing pressures and the need for new product introductions, line extensions and continuing improvements in customer service.

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

     The primary raw materials used in the Company’s laundry management products are cold rolled steel and griege fabric. The Company purchases in excess of 20,000 tons of cold rolled steel annually, typically at spot prices. Griege fabric, purchased from brokers, is a cotton based product with pricing tied to the world cotton markets. The Company’s purchases of griege fabric approximate 7 million yards annually.

     The Company has entered into a commitment to purchase certain raw materials at formula-based prices. The agreement expires in December 2005. Future related minimum commitments to purchase raw materials, assuming current price levels, are approximately $14.5 million in 2005. In the event there is a major change in economic conditions affecting the Company’s overall annual raw material requirements, management expects that the Company and its vendors would seek to mutually agree on how to mitigate the effects on both parties. Examples of potential mitigating actions include deferral of product delivery within the agreement term, agreement term extension and to the terms of the agreement.

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

Environmental Matter

     An environmental report obtained in connection with the Company’s 1998 acquisition of Plastics, Inc. (“PI”) from Newell Co., indicated that certain remedial work might be required for ground contamination of PI’s Coon Rapids, Minnesota facility. Accordingly, the Company obtained an indemnification from Newell Co. (the “Newell Indemnification”) for the remediation of any ground contamination, subject to certain limitations. In July 2001, the Company sold PI, together with the Coon Rapids facility, to A & E Products Group LP, an affiliate of Tyco International (“A & E”). In connection with the sale, the Company provided an environmental indemnification, subject to certain limitations, to A & E. The Company has not been informed as of the date of this Annual Report that any remediation is required nor does the Company have any present reason to believe that the Newell Indemnification would be insufficient to cover any required remediation. Except as described above, the Company believes that compliance with federal, state or local provisions relating to protection of the environment is not expected to have a material effect on the Company’s capital expenditures, earnings or competitive position.

Employees

     As of March 5, 2005, the Company employed approximately 865 people in the United States and Mexico. Approximately 205 are hourly employees at its Chicago, Illinois facilities, covered by a collective bargaining agreement which expires in January, 2007; and 138 are hourly employees at its Reynosa, Mexico facility covered by a collective bargaining agreement which expires in December, 2005. Although we believe that our relations with our employees are satisfactory, there can be no assurance that we will not face labor disputes in the future or that such disputes will not be material to us.

     In addition, as of March 5, 2005, the Company utilized the services of approximately 177 temporary workers in its injection molding operations and in certain warehouses. The number of these personnel varies seasonally.

Item 2. Properties

     The Company maintains facilities with an aggregate of 1,919,600 square feet of space. The Company considers all of its facilities to be in good operating condition.

     The following table summarizes the principal physical properties (both owned and leased) used by the Company in its operations:

		Size
Facility	Use	(Square Feet)	Owned/Leased
Thomasville, GA	Manufacturing	45,000	Owned
Thomasville, GA	Distribution/Storage	31,000	Leased
Chicago, IL	Manufacturing/Distribution/Storage	286,000	Leased
Chicago, IL	Distribution/Storage	157,000	Leased
Chicago, IL	Distribution/Storage	91,000	Leased
Seymour, IN:
East Plant	Manufacturing	70,000	Owned
West Plant	Manufacturing/Distribution/Storage	150,000	Owned
Logistics Center	Distribution/Storage	115,000	Owned
Logistics Center	Distribution/Storage	100,000	Leased
Storage Warehouse	Storage	20,700	Leased
Louisiana, MO	Manufacturing/Distribution/Storage	340,000	Owned
Mooresville, NC	Manufacturing	72,500	Leased
El Paso, TX	Manufacturing/Distribution/Storage	401,400	Leased
McAllen, TX	Storage	10,000	Leased
Reynosa, Mexico	Manufacturing	30,000	Owned

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

     On June 2, 2004, the Company executed an Agreement and Plan of Merger, by and between the Company and JRT Acquisition, Inc. (“JRT”), as amended by that certain First Amendment to the Agreement and Plan of Merger, dated October 11, 2004 (the “JRT Agreement”). Pursuant to the terms of the JRT Agreement, JRT, an entity formed by James R. Tennant, who at the time was the Company’s Chairman and Chief Executive Officer, to

merge with and into the Company, and each outstanding share of the Company’s common stock was to be exchanged for the right to receive $1.50 in cash.

     On June 3, 2004, a complaint was filed in the Court of Chancery for the State of Delaware against the Company, our board of directors and JRT. The complaint purports to be filed by a stockholder and alleges that in entering into the JRT Agreement, our board of directors breached their fiduciary duties of loyalty, due care and good faith. The complaint, which includes a request for a declaration that the action be maintained as a class action, seeks, among other relief, injunctive relief enjoining the transaction from being consummated. On January 25, 2005, the Delaware plaintiffs dropped their lawsuit in its entirety. Pursuant to Delaware rule, the action was dismissed without prejudice.

     On June 4, 2004, a complaint was filed in the Chancery Division of the Circuit Court of Cook County, Illinois against the Company and our directors. The complaint purports to be filed by a stockholder and alleges that in entering into the JRT Agreement, our board of directors breached their fiduciary duties of loyalty, due care, independence, good faith and fair dealing. The complaint, which includes a request for a declaration that the action be maintained as a class action, seeks, among other relief, injunctive relief enjoining the transaction from being consummated. The Company and our board of directors believe the complaint is without merit and intend to vigorously contest this lawsuit. If class certification is granted it is possible that the outcome could have a material adverse effect on the operating results, financial position and cash flows of the Company. There is not sufficient information to estimate the Company’s exposure at this time.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

     On December 15, 2004 the Company and its transfer agent determined that there were fewer than 300 shareholders of record. Accordingly, the Board of Directors approved the delisting of the Company’s common stock from the NASDAQ SmallCap Market and the deregistration of its common stock under the Securities Exchange Act of 1934. The deregistration was effective on March 15, 2005. Following the delisting, it is unlikely that the Company’s shares will be traded on the over-the-counter bulletin board, or that price quotations will be reported through any other sources.

     The Company has never paid a cash dividend on its common stock and currently anticipates that all of its future earnings, if any, will be retained for use in the operation and expansion of its business. The Company’s 9.625% Senior Subordinated Notes due 2008 issued in a public offering in May 1998 contain certain restrictions on the Company’s ability to pay dividends.

     The following table sets forth, for the periods indicated, the high and low bid prices for the common stock as reported on The NASDAQ SmallCap MarketSM prior to the Company’s delisting on December 15, 2004. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2004		2003
	High	Low	High	Low
First Quarter	$1.62	$1.08	$5.03	$2.25
Second Quarter	$1.49	$1.17	$3.13	$2.00
Third Quarter	$2.00	$1.23	$2.43	$1.20
Fourth Quarter (through December 14, 2004)	$2.39	$1.59	$1.91	$1.00

     During the fourth quarter of fiscal 2004, the Company did not repurchase (in the open market or otherwise) any of its outstanding common stock. As of January 1, 2005, the Company did not have any plan or program in place with respect to the repurchase of its outstanding common stock.

Item 6. Selected Consolidated Financial Data

     The following Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements of the Company, including the Notes thereto, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. See “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Shareholder Transaction, restructuring charges, impairment charges and business combinations and dispositions of business assets that materially affected the comparability of the information set forth below and material uncertainties that could cause future results to differ from such information.

	2004	2003	2002	2001	2000
		(in thousands, except share date)
Statement of Operations Data:
Net sales	$260,277	$233,602	$249,192	$249,721	$297,048
Cost of goods sold	214,854	197,560	190,705	188,299	235,144
Special charges (income), net	—	—	(106)	(414)	1,920

Gross profit	45,423	36,042	58,593	61,836	59,984

Selling, general and administrative expenses	26,934	29,801	30,729	36,910	39,382
Shareholder transaction costs	9,071	—	—	—	—
Amortization of intangible assets	508	503	505	3,190	5,350
Restructuring and other charges (income), net	(103)	(1,245)	(1,303)	(480)	10,482
Asset impairment charges	—	—	567	—	53,348

Operating profit (loss)	9,013	6,983	28,095	22,216	(48,578)

Interest expense	(13,537)	(13,653)	(13,823)	(18,284)	(22,363)
Other income (expense), net	4	2,204	559	14,023	(467)

Earnings (loss) before income taxes	(4,520)	(4,466)	14,831	17,955	(71,408)

Income tax expense	(33)	(6,871)	(527)	(975)	(103)

Net earnings (loss)	$(4,553)	$(11,337)	$14,304	$16,980	$(71,511)

Earnings (loss) per common share — basic	$(0.57)	$(1.42)	$1.83	$2.24	$(9.77)

Earnings (loss) per common share — diluted	$(0.57)	$(1.42)	$1.73	$2.19	$(9.77)

	As of Fiscal Year Ended
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet and Cash Flow Data:
Working capital	$20,434	$19,714	$30,569	$9,010	$18,626
Property, plant and equipment, net	31,643	32,812	37,189	42,631	55,881
Goodwill and other intangible assets	73,282	74,360	74,863	76,375	116,833
Total assets	192,488	180,275	203,518	187,343	265,652
Revolving line of credit and other current debt	25,091	9,969	158	158	6,558
Long-term obligations (net of current debt)	120,655	120,578	129,621	130,447	215,051
Stockholders’ equity (deficit)	2,370	6,341	17,467	2,820	(14,497)
Cash (used for) provided by operating activities	(8,030)	443	8,796	23,326	17,706

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This commentary should be read in conjunction with the Company’s consolidated financial statements and related notes contained herein. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those described below under the heading “Cautionary Statement Regarding Forward-Looking Statements”.

Overview

     The Company designs, manufactures and markets a broad range of quality houseware products. The following are key factors in understanding the Company’s performance:

•	Customer base

•	Cost of raw materials

•	Product mix

•	Molding machine utilization

•	Financial liquidity

•	Customer base

     The Company’s business is highly concentrated among mass merchandisers, including discount stores, home centers and other category specific retailers. Sales to our top three customers, Wal-Mart, Kmart and Target, were 72% of net sales in fiscal year 2004, 73% of net sales in fiscal year 2003 and 74% of net sales in fiscal year 2002. Our products generally have few unique or patented features and are sold at entry level price points. As such, the Company’s financial success is highly dependent on profitably meeting certain price points as demanded by customers. The competitive atmosphere continually pressures our selling prices. After several years of steadily falling selling prices, the Company was able to secure limited selling price increases in 2004.

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

     The high concentration of sales to mass merchandisers also makes the Company’s results dependent upon the operating results and financial viability of its key customers. The Company’s operating results in recent years have been impacted by developments at Kmart, one of the Company’s largest customers. Since emerging from bankruptcy in May 2003, Kmart has improved its financial performance. However, Kmart continues to report declines in same store sales and has announced further reductions in store count in connection with its merger with Sears. Kmart has paid all of its current obligations to the Company on time.

•	Cost of raw materials

     The Company’s primary raw materials are plastic resin and steel. Changing prices for such raw materials can cause the Company’s results of operations to fluctuate significantly. The cost of raw materials is impacted by several factors outside the control of the Company including supply and demand characteristics, oil and natural gas prices and the overall state of the economy. As the cost of raw materials rises it results in immediate declines in profitability since we have historically been unable to recover all of the cost increase by passing it through to customers. Conversely, when raw material costs decline, our margins generally are favorably impacted in the short-term though competitive factors may force a decrease in selling prices that erodes some of the improved profitability. During fiscal 2004, the average cost of plastic resin increased approximately 19% and average steel prices increased approximately 69% as compared to the average costs in fiscal 2003. The increase in steel and plastic resin costs added approximately $15 million to cost of goods sold. Management expects the average cost of both plastic resin and steel to increase during 2005.

•	Product mix

     The Company sells a variety of household items. For various reasons, some items provide a better return than others. As the mix of items sold changes, profitability and cash flow are affected. In 2004, product mix was favorable. Although we have had some success at getting an increase in selling prices during 2004, there can be no assurance that we will be able to secure additional selling price increases to offset any future rise in raw material costs. To the extent that selling price increases can not be achieved, certain unprofitable products may be discontinued. The costs related to discontinuing a product are relatively minor and relate primarily to the non-cash write-off of related tooling.

•	Molding machine utilization

     The Company has four injection molding facilities with a variety of injection molding machine sizes. Customer ordering patterns and mix of product manufactured impacts utilization of these machines. When demand exceeds our capacity, we must place production at third party facilities that are more costly than our internal manufacturing. In addition, the mix of product sold impacts profitability since low margin items take the same amount of production time as higher margin items. In January 2004, we closed our most expensive molding facility and relocated the machines to lower cost operations. The Company’s future profitability is dependent on selling to our optimum capacity and product mix so that constrained capacity is devoted to products with higher margins. We have no plans for expansion or reduction of our molding capacity until we can profitably operate the facilities we currently own.

•	Financial liquidity

     Seasonal working capital needs are provided by the Company’s $60 million asset based line of credit. Ability to borrow is a function of our eligible asset base and our outstanding borrowings. During 2004, our cash flow (which the Company defines as net change in cash and debt) was negative and on January 1, 2005 there were $25.0 million of borrowings outstanding under the line of credit. At January 1, 2005, our unused available line of credit was $33.1 million. A significant decline in eligible asset base or cash flow could result in constrained funds for operations. In recent years, the Company has experienced positive cash flow in the first quarter and negative cash flow for the balance of the year. This is due to seasonal cash needs as well as the semi annual payments of interest on subordinated debt. However, management believes it has sufficient borrowing capability for at least the next 12 months. See “Capital Resources and Liquidity” below for additional discussion of the Company’s cash flows and financing situation.

Shareholder Transaction

     Throughout 2004, a special committee of the Company’s independent directors considered proposals for the acquisition of the Company’s outstanding common shares.

     On June 2, 2004, the Company executed an Agreement and Plan of Merger, by and between the Company and JRT Acquisition, Inc. (“JRT”) as amended by that certain First Amendment to the Agreement and Plan of Merger, dated October 11, 2004 (the “JRT Agreement”). Pursuant to the terms of the JRT Agreement, JRT, an entity formed by James R. Tennant, who at the time was the Company’s Chairman and Chief Executive Officer, to merge with and into the Company, and each outstanding share of the Company’s common stock was to be exchanged for the right to receive $1.50 in cash.

     On October 28, 2004, the Company and Storage Acquisition Company, L.L.C., a Delaware limited liability company (“Acquirer”), entered into an Acquisition Agreement (the “Acquisition Agreement”) under which the Acquirer was to make a tender offer for 100% of the Company’s common stock for $2.25 per share in cash (the “Acquisition”). Before entering into the Acquisition Agreement, pursuant to the terms of the JRT Agreement, the Company and JRT terminated the JRT Agreement to enable the Company to enter into the Acquisition Agreement.

As provided in the JRT Agreement, the Company was obligated to reimburse JRT up to a maximum of $550,000 in expenses related to the JRT Agreement.

     On December 13, 2004, the Acquirer and the Company jointly announced that the Acquirer had completed its tender offer for the outstanding shares of common stock (including the associated preferred stock purchase rights) of the Company for $2.25 per share, net to the seller, in cash without interest. As a result of the tender offer, the Acquirer obtained 93% of the outstanding common shares. Collectively, the process that led to the offer by JRT, the Acquisition Agreement and the completion of the tender offer is referred to herein as the “Shareholder Transaction”.

     On December 15, 2004 the Company’s common stock was delisted and is no longer trading on The NASDAQ SmallCap Market. Following the delisting, it is unlikely that the Company’s shares will be traded on the over-the-counter bulletin board, or that price quotations will be reported through any other sources. In addition, the Company has suspended its reporting obligations under the Securities Exchange Act of 1934, effective as of March 15, 2005.

     Notwithstanding the suspension of its obligation to file periodic financial reports, by the terms of the Company’s indenture governing its 9-5/8% Senior Subordinated Notes due May 14, 2008, the Company is required to voluntarily file the same annual, periodic and current reports that it was previously required to file as an SEC registrant so long as the indenture covenants remain in effect.

     In connection with the Shareholder Transaction, the Company incurred costs during 2004 totaling $9.1 million. These costs included legal fees, investment banking fees, and certain payments to prior management that were triggered by the Shareholder Transaction.

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

     Allowances for retailer deductions and customer programs are recognized when sales are recorded. Allowances are based on various market data, historical trends and information from customers. Although the best information reasonably available to the Company is used to establish the allowances, such information is often based on estimates of retailer recovery rates and future sales to retailers. Retailer programs are often based on annual sales levels in total and by product category. Different recovery rates apply depending on the annual sales levels achieved. As such, judgments are required on an interim basis of the expected full year sales level by customer and product category. Because of the judgment involved, interim estimates can vary significantly from the full year actual determination of program costs. At year-end a more accurate assessment of the current year’s costs can be made. Retailers recover the program costs through deductions against future amounts owed to the Company. It is not unusual for retailers to have a different judgment of the amounts earned than does the Company. Accordingly, the Company maintains allowances for any differences that may arise. Resolution of such differences can sometimes take up to several years depending on the particular program. Allowances are reviewed quarterly and are adjusted based on current estimates of retailer recovery and future sales. Due to changes in estimates, changes in retailer activity and the length of time required for many programs to run their course, it is possible for allowance activity to materially impact operating performance and financial condition in any given period. In 2004, the allowances for retailer deductions and trade programs as a percentage of gross sales were 4.5% compared to 5.9% in 2003. The change in percentage is a function of the assortment of trade programs, the level of retailer deductions and the sales levels achieved by customers. Due to changes in estimates during the year, interim results can vary from the full year result.

•	Allowance for doubtful accounts

     The Company evaluates the collectibility of its accounts receivable based upon an analysis of historical trends, aging of accounts receivable, write-off experience and credit evaluations of selected high risk customers. In the event of a specific customer bankruptcy or reorganization, specific allowances are established to write down accounts receivable to the level of anticipated recovery. The Company may consult with third-party purchasers of bankruptcy receivables when establishing specific allowances. The determination of specific allowances involves management judgments about the expected financial viability of its customers. Changes in specific allowances for doubtful accounts would only be material to financial condition and operating performance to the extent any change involved one of the Company’s 10 largest customers. The 10 largest customers accounted for approximately 83% of net sales in 2004 and 82% of accounts receivable at January 1, 2005. No material changes in allowances for doubtful accounts involving any of our 10 largest customers was recorded in 2004.

•	Inventory valuation

     The Company values inventory at cost (not in excess of market) determined by the first-in, first-out (FIFO) method. Inventory costs are based on standard costs, adjusted for actual manufacturing and raw material purchase price variances. The Company includes material, labor and manufacturing overhead in the cost of inventories. Management regularly reviews inventory for salability and has established allowances to record inventory at the lower of cost or market. The allowances are based on management judgments regarding future selling prices and costs of disposal. Such judgments are impacted by economic conditions, condition of the inventory and age of the inventory. Such judgments involve high degrees of uncertainty and subjectivity. Accordingly, changes in the estimates can have a material impact on reported results or financial condition. During 2004, problem inventories were lower than in 2003. Accordingly, charges to reduce inventory carrying values were $2.0 million lower in 2004 than in 2003.

•	Valuation of net deferred income tax assets

     The Company regularly evaluates its ability to recover the reported amount of its net deferred tax assets. The evaluation considers several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. This evaluation is based primarily on the Company’s historical earnings, projected operating results, applicable net operating loss carryforward expiration dates and identified actions under the control of the Company in realizing the associated carryforward benefits.

     The Company has $32 million of net deferred tax assets as of January 1, 2005, resulting from net operating loss carryforwards, and other deductible temporary differences, which may reduce taxable income in future periods to the extent the Company generates profits. Because the value of the net deferred tax assets are fully reserved, changes in estimates of future operating performance could result in a reduction of the valuation allowances and a corresponding decrease in income tax expense. The changes in the valuation allowances in any future interim period or fiscal year could be material.

     The completion of the Shareholder Transaction on December 13, 2004 constituted an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, and the use of any of the Company’s net operating loss carryforwards generated prior to the ownership change is subject to certain limitations. The utilization of such remaining net operating losses is subject to an annual limitation of approximately $0.7 million. As a result, a certain portion of the net operating losses will expire before they can be utilized.

•	Restructuring reserves

     In 2000 and 2001, the Company recorded restructuring charges for certain costs associated with plant closures and business reorganization activities upon approval by management with the appropriate level of authority in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for

Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. Such costs were recorded as a liability and included lease termination costs, employee severance and certain employee termination benefits. These costs were neither associated with nor do they benefit continuing business activities. Inherent in the determination of these costs were assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. The Company reviews the status of restructuring activities on an ongoing basis and, if appropriate, records changes based on such activities. At January 1, 2005, remaining accruals related to the 2000 and 2001 restructuring charges are about $0.1 million.

•	Valuation of Long-Lived and Intangible Assets

     The Company assesses the recoverability of long-lived assets whenever it determines that events or changes in circumstances indicate that their carrying amount may not be recoverable. In accordance with GAAP, indefinite lived intangible assets are subject to annual impairment tests. The Company’s assessments and impairment testing are primarily based upon management’s estimates of future cash flows associated with these assets. Should the Company’s operating results, or estimated future results, deteriorate, the Company may determine that some portion of the Company’s long-lived tangible or intangible assets are impaired. Such determination could result in non-cash charges that could materially affect the Company’s consolidated financial position or results of operations for that period. At January 1, 2005, intangible assets were $73.3 million and long-lived assets (property, plant and equipment) were $31.6 million. No impairment charges were incurred in 2004.

Fiscal year 2004 as compared to fiscal year 2003

     In the discussion and analysis that follows, all references to 2004 are for the fifty-three week year ended January 1, 2005 and all references to 2003 are for the fifty-two week year ended December 27, 2003.

     The following discussion and analysis compares the actual results for 2004 to the actual results for 2003 with reference to the following (in thousands, except loss per share):

	Fifty-three weeks ended		Fifty-two weeks ended
	January 1, 2005		December 27, 2003
Net sales	$260,277	100.0%	$233,602	100.0%
Cost of goods sold	214,854	82.5	197,560	84.6

Gross profit	45,423	17.5	36,042	15.4

Selling, general and administrative expenses	26,934	10.3	29,801	12.8
Shareholder transaction costs	9,071	3.5	—	—
Amortization of intangible assets	508	0.2	503	0.2
Restructuring and other, net	(103)	—	(1,245)	(0.5)

Operating profit	9,013	3.5	6,983	2.9

Interest expense	(13,537)	(5.2)	(13,653)	(5.8)
Other income, net	4	—	2,204	0.9

Loss before income taxes	(4,520)	(1.7)	(4,466)	(2.0)

Income tax expense	(33)	—	(6,871)	(2.9)

Net loss	$(4,553)	(1.7)%	$(11,337)	(4.9)%

Net loss per share:
Basic	$(0.57)		$(1.42)
Diluted	$(0.57)		$(1.42)

	Fifty-three weeks ended	Fifty-two weeks ended
	January 1, 2005	December 27, 2003
Weighted average common shares
Outstanding:
Basic	7,936	7,975
Diluted	7,936	7,975

     Net sales Net sales of $260.3 million in 2004 were up $26.7 million or 11% compared to 2003 net sales of $233.6 million. Net sales increased between years due primarily to market share gains and selling price increases in response to higher raw material costs.

•	Selling prices were $6.0 million higher in 2004 than in 2003. Selling prices were increased in response to significant cost increases of plastic resin and steel.

•	Shelf space was gained as certain competitors exited the marketplace on entry level price point items.

•	Changes in estimates related to retailer recovery of deductions and customer programs resulted in a reduction of sales allowances between years. Such program and deduction expenses, which are recorded as a reduction of gross sales, were 4.5% of gross sales in 2004 and 5.9% of gross sales in 2003.

•	Sales to our top three customers were 72% of net sales in 2004 and 73% of net sales in 2003.

     Laundry Management Products. Net sales in the laundry management category of $77.9 million in 2004 were up 6% compared to 2003. Laundry sales were up due primarily to market share gains against higher cost competitive products.

     General Storage Products. Net sales in the general storage category were $122.7 million, up 15% compared to 2003. The sales growth was the result of unit volume gains together with selling price increases.

     Closet Storage Products. Net sales of $35.8 million in 2004 were up 18% compared to 2003. Additional placement of plastic hangers drove the increase.

     Bathware Products. Net sales in the category of $13.5 million in 2004 were down 2% from net sales in 2003. Store closings by Kmart were the only significant factor during the year.

     Kitchen Storage Products. Net sales in the kitchen storage category of $10.4 million in 2004 increased 13% from 2003. The sales growth was the result of unit volume gains together with selling price increases.

     Gross profit. The Company’s gross profit in 2004 was $45.4 million as compared to $36.0 million in 2003 and gross profit margins increased to 17.5% of net sales from 15.4% a year ago. Gross profit and gross profit margins were influenced by a number of factors, including:

•	Steel and plastic resin costs were $15.7 million higher than in 2003.

•	Higher selling prices and improved mix of product sold improved gross profit by $6.7 million.

•	Increased sales unit volume resulted in additional gross profit of $3.6 million.

•	Factories produced more units resulting in additional overhead absorption. The higher running rates, together with reduced spending and higher productivity, improved gross profit by $4.9 million.

•	The decline in program and deduction expenses improved gross profit by $3.5 million.

•	Operational savings of $2.2 million resulted from the January 2004 closing of the Eagan manufacturing facility. Closing related costs of $0.8 million in 2004 were $0.9 million less than in 2003.

•	During 2004, problem inventories were lower than in 2003. Accordingly, charges to reduce inventory carrying values were $2.0 million lower in 2004 than in 2003.

•	Settlement of insurance claims related to fires in our Mexican and Missouri manufacturing facilities resulted in gains of $1.2 million.

     Selling, general and administrative expenses. SG&A expenses decreased to $26.9 million in 2004 from $29.8 million in 2003. As a percentage of net sales, SG&A expenses decreased to 10.3% in 2004 from 12.8% in 2003. SG&A expenses were favorably impacted by a $0.5 million bad debt recovery, the non recurrence of a $0.7 million first quarter 2003 premium associated with accounts receivable insurance, $1.1 million of warehouse savings from the closing of the Eagan facility, $0.2 million from the favorable resolution of prior years’

workers compensation claims and general cost cutting measures across all expense departments. Partially offsetting these favorable items was a $2.1 million increase in incentive compensation expense and a $0.2 million charge for severance as a result of management changes subsequent to the Shareholder Transaction.

     Shareholder Transaction costs. Throughout 2004, a special committee of the Company’s independent directors considered proposals for the acquisition of the Company’s outstanding common shares. The culmination of the committee’s work was the completion of the December 2004 tender offer for 93% of the Company’s outstanding shares. In connection with the Shareholder Transaction, the Company incurred costs during 2004 totaling $9.1 million. These costs included legal fees, investment banking fees, and certain payments to prior management that were triggered by the Shareholder Transaction.

     Restructuring and other, net. In 2004, changes in estimates regarding restructuring reserves for excess capacity costs resulted in $0.1 of income. In 2003, changes in estimates regarding restructuring reserves for excess capacity costs resulted in $1.2 million of income.

     Interest expense. Interest expense of $13.5 million in 2004 was down $0.1 million from the prior year. A change in the mix of debt to lower cost revolving credit borrowings caused the decrease in interest expense.

     Other income. Other income of $2.2 million in 2003 primarily relates to a $2.3 million gain on the purchase of the Company’s high yield bonds. The Company used its revolving line of credit in 2003 to buyback bonds at a discount to face value.

     Income tax expense. Income tax expense in 2004 was $6.8 million less than in 2003. Income tax expense in 2003 includes a $7.6 million increase in the Company’s valuation allowance for net deferred tax assets. Such allowance reflects the uncertain nature of future taxable income and management’s determination that it is more likely than not that none of the deferred tax assets will be realized. In addition, decreases in the accrual for income taxes in 2003 generated $0.8 million of income.

     There was no federal income tax expense recorded in either period due to the Company’s tax loss carryforwards. At January 1, 2005 the Company had tax loss carryforwards of approximately $68 million (expiring in years 2010 through 2024) which may be used to reduce taxes in the future. The completion of the Shareholder Transaction on December 13, 2004 constituted an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, and the use of any of the Company’s net operating loss carryforwards generated prior to the ownership change is subject to certain limitations. Management believes that the annual amount of carryforward available to offset current taxable income will be limited to approximately $0.7 million, however, there is no assurance that future income will be sufficient to utilize these tax loss carryforwards.

     Net loss. The net loss in 2004 was $4.6 million. The loss was significantly lower than the $11.3 million loss reported in 2003. 2003 included a $7.6 million increase in the Company’s valuation allowance for deferred taxes, $1.7 million of charges related to the closure of the Eagan manufacturing facility, a $2.3 million gain on the purchase of the Company’s high yield bonds and $0.8 million of income from reductions of income tax accruals. 2004 operating performance benefited from higher sales, improved factory performance, lower operating expenses and the insurance gains. Partially offsetting these improvements were $9.1 million of costs in 2004 related to the Shareholder Transaction and $0.8 million of charges related to the closing of Eagan.

     The loss per diluted share was $(0.57) as compared to $(1.42) in 2003. The diluted weighted average number of shares outstanding in 2004 was 7,936,057, down slightly from 7,975,399 a year ago. Dilutive options and warrants are not included in the computation of diluted weighted average shares outstanding because the assumed exercise of such equivalents would have reduced the loss per share.

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

     The following discussion and analysis compares the actual results for 2003 to the actual results for 2002 with reference to the following (in thousands, except earnings (loss) per share):

	Fifty-two weeks ended		Fifty-two weeks ended
	December 27, 2003		December 28, 2002
Net sales	$233,602	100.0%	$249,192	100.0%
Cost of goods sold	197,560	84.6	190,705	76.5
Special income, net	—	—	(106)	(0.0)

Gross profit	36,042	15.4	58,593	23.5

Selling, general and administrative expenses	29,801	12.8	30,729	12.3
Amortization of intangible assets	503	0.2	505	0.2
Restructuring and other, net	(1,245)	(0.5)	(1,303)	(0.5)
Asset impairment charge	—	—	567	0.2

Operating profit	6,983	2.9	28,095	11.3

Interest expense	(13,653)	(5.8)	(13,823)	(5.5)
Other income, net	2,204	0.9	559	0.2

Earnings (loss) before income taxes	(4,466)	(2.0)	14,831	6.0

Income tax expense	(6,871)	(2.9)	(527)	(0.2)

Net earnings (loss)	$(11,337)	(4.9%)	$14,304	5.8%

Net earnings (loss) per share:
Basic	$(1.42)		$1.83
Diluted	$(1.42)		$1.73

Weighted average common shares
Outstanding:
Basic	7,975		7,804
Diluted	7,975		8,287

     Net sales. Net sales of $233.6 million in 2003 were down $15.6 million or 6.3% compared to 2002 net sales of $249.2 million. Net sales declined between years due primarily to selling price declines in response to competitive pressures and the decision not to renew or pursue sales with unacceptable profit margins.

•	Selling prices were $6.0 million lower in 2003 than in 2002 due to competitive price challenges.

•	Shelf space was lost at certain customers as we failed to match low price challenges on low margin items.

•	Changes in estimates related to retailer recovery of deductions and customer programs resulted in a reduction of sales allowances between years. Such program and deduction expenses, which are recorded as a reduction of gross sales, were 5.9% of gross sales in 2003 and 8.4% of gross sales in 2002.

     Laundry Management Products. Net sales in the laundry management category of $73.6 million in 2003 were down 15% compared to 2002. Laundry sales were down due primarily to pricing actions, lost market share related to Far East imports and a reduction in Kmart’s store count.

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

     Bathware Products. Net sales in this category of $13.8 million in 2003 decreased 25% from net sales in 2002. Approximately half of the decline in sales was at Kmart, where store closings, a switch by Kmart to direct import as well as a reduction in shelf space all contributed to the decline. At other customers, new competitive products took market share.

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

     Gross profit. The Company’s gross profit in 2003 was $36.0 million as compared to $58.6 million in 2002 and gross profit margins decreased to 15.4% of net sales in 2003 from 23.5% of net sales in 2002. The key contributing factors to the decline in margins were as follows:

•	The cost of plastic resin increased during 2003, resulting in a $10.1 million cost increase.

•	Selling price decreases of $6 million.

•	Gross sales decline (net of selling price decreases) of $18 million resulted in a reduction of gross profit of $3.6 million.

•	Changes in product mix towards lower margin general storage products. General storage products accounted for 46% of total sales, up from 41% a year ago. General storage is our largest sales product line and also has the lowest margins. The continuing mix shift towards general storage and away from laundry and bath had a negative impact on margins.

•	Costs related to the closure of the Eagan, Minnesota manufacturing facility were $1.7 million. These costs include employee separation charges of $0.6 million, $0.4 million of assorted costs related to the move and abandonment of certain equipment and inventory and $1.4 million of charges associated with the accelerated depreciation of property, plant and equipment that will be sold or abandoned at the time the Company exits the facility. Due to the closure of the plant, retirement accruals of $0.7 million were no longer needed and were reversed to income.

•	The decline in program and deduction expenses improved margins by 250 basis points.

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

     Restructuring and other, net. In 2003, changes in estimates regarding restructuring reserves for excess capacity costs resulted in $1.2 million of income. In 2002, changes in management estimates regarding certain restructuring reserves resulted in $1.3 million of income. The main component of the restructuring income related to a $1.0 million reserve reversal for the fourth quarter settlement of threatened litigation on the early termination of a warehouse lease.

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

     Other income. Other income of $2.2 million in 2003 primarily relates to a $2.3 million gain on the repurchase of the Company’s high-yield bonds. The Company used its revolving line of credit to buyback bonds at a discount to face value. In 2002, other income was primarily attributable to the final purchase price settlement of the 2001 sale of PI, upon which the Company was able to reverse accruals of $0.7 million to income.

     Income tax expense. The income tax provision in 2003 includes a $7.6 million increase in the Company’s valuation allowance for deferred tax assets. Such allowance reflects the uncertain nature of future taxable income and management’s determination that it is more likely than not that all of the deferred tax assets may not be realized. In addition, the Company recognized a one-time tax benefit of $0.8 million from the reversal of income tax accruals as a result of the closing of certain tax years. The remaining tax provision relates to state and foreign taxes. No federal income tax expense was recorded in either period due to the Company’s significant tax loss carryforwards. At December 27, 2003 the Company had tax loss carryforwards of approximately $51 million (which expires in years 2010 through 2023) which may be used to reduce taxes in the future. However, there is no assurance that future income will be sufficient to utilize these tax loss carryforwards.

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

Capital Resources and Liquidity

     The Company’s primary sources of liquidity and capital resources include cash provided from operations and borrowings under the Company’s asset based $60 million Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”). On December 14, 2004, the Company and Fleet Capital Corporation entered into the Amended Loan Agreement to accommodate operations subsequent to the Shareholder Transaction. The changes within the Amended Loan Agreement included an increase in the line of credit from $50 million to $60 million, an extension of the term of the agreement by nine months to December 13, 2008, a reduction of applicable interest rates by 25 basis points and a reduction of the minimum excess availability requirement from $9.2 million to $5 million. The covenants restricting changes of ownership and changes of control of the Company have been revised to reflect the new ownership structure of the Company following the Shareholder Transaction.

     The Company generates cash by the profitable sale of its products. Disbursements of cash for materials and services generally occur during the manufacturing and purchasing process, which is usually 30-90 days prior to sale. Collection of receivables generally occurs approximately 45-60 days after shipment. For certain large promotional items that typically ship in the fourth quarter, we begin building inventory in the second and third quarters. The inventory for these promotional items typically is not turned to cash until the first quarter of the following year. The timing of cash flows is further impacted by the semi-annual interest payments on the high-yield bonds. Interest payments of about $5.6 million occur in May and November. As a result of the operational seasonality and the timing of the interest payments, the Company normally has positive cash flow in the first quarter and negative cash flow for the balance of the year. During 2004, the Company had negative cash flow (which the Company defines as the net change in cash and debt) of $14.9 million. Of the negative cash flow, $7.9 million was due to certain costs and expenses relating to the Shareholder Transaction.

     Collection of receivables is highly dependent on the financial strength of the Company’s top three customers: Wal-Mart, Kmart and Target. These three customers accounted for 72% of the Company’s net sales in 2004. To the extent that any of them fall into financial distress and fail to timely pay amounts due, it would have an adverse impact on ongoing operations and the Company’s financial position.

     During 2004, the Company’s cash and cash equivalents increased to $1.1 million at January 1, 2005 from $0.8 million at December 27, 2003. Borrowings under the Loan Agreement increased $15.2 million during the year due primarily to certain costs related to the Shareholder Transaction and increases in working capital.

     Working capital (excluding cash and short term debt) at January 1, 2005 was $44.4 million, up $15.5 million from December 27, 2003. Receivables increased $3.5 million due to higher sales in the fourth quarter of 2004 as compared to the fourth quarter of 2003. Inventories increased $12.4 million due to higher order positions at year end and due to higher raw material costs. Accounts payable and accrued liabilities increased $0.8 million due primarily to increased inventory purchases.

     Capital spending in 2004 was $7.0 million, as compared to $6.5 million in 2003. Capital spending was primarily related to new product tooling and normal replacement of equipment. Budgeted capital expenditures for 2005 is estimated to be $5.0 million.

     The Amended Loan Agreement covenants require the Company to maintain excess availability at all times of at least $5.0 million. At January 1, 2005, the eligible asset base was in excess of $65 million. Thus, we could borrow up to $60 million under the Amended Loan Agreement. At January 1, 2005, there were $25.0 million of borrowings under the Amended Loan Agreement and outstanding letters of credit totaled $1.9 million. Accordingly, we still had availability under the Amended Loan Agreement of $33.1 million. There is expected to be sufficient financing capability to fund operations for at least the next twelve months.

     The Company’s Amended Loan Agreement contains one financial covenant pertaining to a minimum cash interest coverage ratio. The cash interest coverage ratio must be no lower than 1.0 at the end of 2004 at which point the ratio begins a quarterly increase until it reaches 1.25 in June 2005. At January 1, 2005, the Company’s cash interest coverage ratio was 2.14. The earnings component of the covenant is the trailing twelve-month earnings before interest, taxes, depreciation and amortization. Certain costs related to factory realignments and the Shareholder Transaction are excluded. For the twelve months ended January 1, 2005, the earnings component of the covenant was $27.7 million. For a definition of cash interest coverage ratio as it is used in the Amended Loan Agreement, refer to the Amended Loan Agreement that is filed as an exhibit to this Form 10-K.

     The Company was in compliance with all Amended Loan Agreement covenants as of January 1, 2005.

     As of January 1, 2005, there were outstanding $116.1 million of 9.625% Senior Subordinated Notes due 2008. The Company’s outstanding high-yield bonds have a stated maturity date of May 14, 2008 and are subject to earlier redemption in certain circumstances.

     The following is a table providing the aggregate annual contractual obligations of the Company including debt, capital lease obligations, future minimum rental commitments under operating leases and purchase obligations at January 1, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

				Payments due by period
	(in thousands)
			Less than				After
Contractual Obligations	Total		1 year		1-3 years	3-5 years	5 years
Long-term debt	$116,050		$—		$—	$116,050	$—
Capital lease obligations	4,693		88		179	244	4,182
Minimum rental commitments under operating leases	18,889		4,787		7,763	6,310	29
Purchase obligations (estimated)	14,500	(1)	14,500	(1)	—	—	—

Total contractual cash obligations	$154,132		$19,375		$7,942	$122,604	$4,211

		Financing commitments expiring by period
			(in thousands)
					After
	Total	1 year	1-3 years	3-5 years	5 years
Standby letters of credit	$1,850	$1,850	$—	$—	$—

(1)	The Company has entered into commitments to purchase certain core commodities. The agreement expires in December 2005. Future related minimum purchase commitments, assuming February 2005 price levels, are $14.5 million in 2005. The purchase commitment pricing is not tied to fixed rates; therefore, the Company’s results of operations or financial position could be affected by significant changes in the market cost of commodities. See “Item 7A Quantitative and Qualitative Disclosures About Market Risk” – Commodity Risk, which is incorporated by reference to this section, for further details.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements.

Related Party Transactions

     You should refer to Item 13 below for information regarding certain relationships and related party transactions, which disclosure is incorporated herein by reference.

Business Risks and Management Outlook

•	One of the Company’s largest customers is Kmart. The Company’s net sales to Kmart were $73 million in 2004 and $77 million in 2003. After emerging from bankruptcy in May 2003, Kmart has improved its financial performance. However, Kmart continues to report declines in same store sales and has further reduced its store count during 2004. Kmart has paid all of its current obligations to the Company on time. Given the size of the Company’s sales to Kmart, and the uncertainty of factors related to Kmart’s business, no assurance can be given as to the Company’s future results related to Kmart. In 2004, Kmart announced two transactions involving the sale of up to 74 stores, or approximately 5% of Kmart’s store base. In addition Kmart merged with Sears in early 2005. It is not yet possible to determine the potential impact of these transactions on Kmart’s purchases with the Company.

•	Historically, plastic resin has represented approximately 20% to 25% of the Company’s cost of goods sold. In 2004, the percentage increased to 35% due to higher plastic resin costs and usage. Plastic resin costs are impacted by several factors outside the control of the Company including supply and demand characteristics, oil and natural gas prices and the overall health of the economy. Any of these factors could potentially have a positive or negative impact on plastic resin prices and the Company’s profitability. Resin costs have continued to increase in 2005 and we expect that costs in the remainder of 2005 will exceed costs incurred during 2004. While we will make every effort to recover the higher cost of plastic resin, there is no assurance that future resin cost increases can be passed on to customers.

•	The Company currently manufactures a significant portion of its laundry products in the U.S. Management believes that the Company’s current manufacturing structure provides increased flexibility to meet customer needs. All of the Company’s major laundry competitors rely heavily on foreign sourced products. Such products are produced in several countries, including a significant portion from China. Over the past few years, these foreign sourced competitive products were introduced at selling prices below ours. This has caused our profit margins and market share to decline. We have initiated many cost cutting and other steps to protect our market share and profit margins. We are also aggressively pursuing the increased importation of certain laundry products. We will continue to analyze the competitiveness of our North American based laundry manufacturing operations. In addition, the Company filed an action with the U.S. International Trade Commission (“ITC”) and the U.S. Department of Commerce (“Department of Commerce”) on June 30, 2003 seeking relief from a surge in the importation of unfairly priced Chinese ironing boards. On July 15, 2004, the ITC unanimously determined that the U.S. ironing board industry was facing material injury as a result of the importation of unfairly priced ironing boards from China. The ITC’s action resulted in the issuance of an antidumping duty order by the Secretary of Commerce in early August, followed by the collection of antidumping duties on Chinese imports. The ITC’s decision follows a June 16, 2004 determination by the Department of Commerce that ironing boards imported from China are sold in the United States at less than fair value. On August 6, 2004, the Department of Commerce assigned revised dumping margins ranging from 9.47 percent to 157.68 percent. As necessary, the Company will vigorously defend or otherwise support the antidumping order, which may require it to devote financial and other resources, including management time and legal expenses.

•	The Company’s three largest customers all have unique aspects that require additional packaging, handling and technical support. Distribution systems are constantly evolving as retailers search for additional costs to remove from the distribution system. A coming technology is radio frequency identification (RFID) which attaches a computer chip to each product. This chip gives off a radio signal that can be tracked by the retailer for inventory and sale purposes. RFID has the potential to replace current bar code technology. Wal-Mart has indicated that vendors should prepare for a conversion to RFID technology over the next one to two years. The cost to transition to RFID is unknown but is expected to be significant.

•	The Company’s Amended Loan Agreement takes into account seasonal fluctuations and changes to the Company’s collateral base. Because the financing is asset based, availability of funds to borrow is dependent on the quality of the Company’s asset base, primarily its receivables and inventory. Should the lender determine that such assets do not meet the bank’s credit tests, availability can be restricted. Given the Company’s retail customer base, it is possible that certain customers could be excluded from the asset base thus reducing credit availability.

•	In an environment where customers largely control selling prices and vendors largely control raw material costs, sustained profitability and cash flow is a challenging goal. We will continue to focus on controlling our costs of production and holding operating expenses to below industry levels. We also intend to continue to develop new products and categories, as management believes that such items have a better opportunity for reasonable profit margins. Given the declining profitability of certain products and the increasing cost of raw materials, we have announced selective price increases. The success of these price increases is predicated on the competitive market place. If such price increases are not successfully implemented, certain products will be discontinued.

•	Given the Company’s line of credit availability, management may from time-to-time look at opportunities to buy its high-yield bonds. A buyback might be done if such transactions are accretive to shareholders through either a reduction of interest expense or a buyback of bonds at a discount.

Cautionary Statement Regarding Forward-Looking Statements

     This annual report on Form 10-K, including, but not limited to, “General Development of Business,” “Properties,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally may be identified by the use of terminology such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” or similar phrases or the negatives of such terms. Such statements are based on management’s current expectations and are subject to risks, uncertainties and assumptions, including those identified below and in the foregoing “Business Risks and Management Outlook”, as well as other matters not yet known to the Company or not currently considered material by the Company, which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to:

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

     Interest Rate Risk. The Company’s Loan and Security Agreement is LIBOR-based and is subject to interest rate movements. A 10% increase or decrease in the average interest rate on the Company’s variable rate debt would result in a change in pretax interest expense of approximately $0.1 million, based upon borrowings outstanding at January 1, 2005.

     Commodity Risk. The Company is subject to price fluctuations in commodity based raw materials such as plastic resin, steel and griege fabric. Changes in the cost of these materials may have a significant impact on the Company’s operating results. The cost of these items is affected by many factors outside of the Company’s control and changes to the current trends are possible. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Management Outlook and Business Risks” above.

     The Company has entered into a commitment to purchase certain core commodities. The agreement expires in December 2005. Future related minimum purchase commitments, assuming February 2005 price levels, are $14.5 million in 2005.

Item 8. Financial Statements and Supplementary Data.

     The following pages contain the Financial Statements and Supplementary Data as specified by Item 8 of Part II of Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Home Products International, Inc.:

We have audited the accompanying consolidated balance sheets of Home Products International, Inc. and subsidiary (the Company) as of January 1, 2005 and December 27, 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the fiscal years in the three-year period ended January 1, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home Products International, Inc. and subsidiary as of January 1, 2005 and December 27, 2003, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 1, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois
March 31, 2005

HOME PRODUCTS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	As of Fiscal Year End
	2004	2003
	(in thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,146	$797
Accounts receivable, net of allowance for doubtful accounts and deductions of $3,345 at January 1, 2005 and $4,824 at December 27, 2003	51,473	47,963
Inventories	30,292	17,903
Prepaid expenses and other current assets	2,787	2,421

Total current assets	85,698	69,084

Property, plant and equipment – at cost	95,361	91,647
Less accumulated depreciation and amortization	(63,718)	(58,835)

Property, plant and equipment, net	31,643	32,812

Patents and non-compete agreements, net	100	608
Goodwill, net	73,182	73,752
Other non-current assets	1,865	4,019

Total assets	$192,488	$180,275

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Revolving line of credit and other current debt	$25,091	$9,969
Accounts payable	25,723	21,425
Accrued liabilities	14,450	17,976

Total current liabilities	65,264	49,370

Long-term obligations – net of current debt	120,655	120,578
Other long term liabilities	4,199	3,986
Stockholders’ equity:
Preferred stock – authorized, 500,000 shares, $.01 par value; none issued	—	—
Common stock – authorized 15,000,000 shares, $.01 par value; 8,964,781 shares issued at January 1, 2005 and 8,687,828 shares issued at December 27, 2003	90	87
Additional paid-in capital	50,677	50,077
Accumulated deficit	(41,848)	(37,295)
Common stock held in treasury — at cost (810,194 shares at January 1, 2005 and 822,394 shares at December 27, 2003)	(6,501)	(6,528)
Accumulated other comprehensive loss	(48)	—

Total stockholders’ equity	2,370	6,341

Total liabilities and stockholders’ equity	$192,488	$180,275

     The accompanying notes are an integral part of the consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2004	2003	2002
	(in thousands, except share and
	per share amounts)
Net sales	$260,277	$233,602	$249,192
Cost of goods sold	214,854	197,560	190,705
Special income, net	—	—	(106)

Gross profit	45,423	36,042	58,593

Operating expenses:
Selling and marketing	15,098	17,054	17,233
General and administrative	11,836	12,747	13,496
Shareholder transaction costs	9,071	—	—
Amortization of intangible assets	508	503	505
Restructuring and other, net	(103)	(1,245)	(1,303)
Asset impairment charges	—	—	567

	36,410	29,059	30,498

Operating profit	9,013	6,983	28,095

Other income (expense):
Interest income	4	64	86
Interest expense	(13,537)	(13,653)	(13,823)
Other income, net	—	2,140	473

	(13,533)	(11,449)	(13,264)

Earnings (loss) before income taxes	(4,520)	(4,466)	14,831

Income tax expense	(33)	(6,871)	(527)

Net earnings (loss)	$(4,553)	$(11,337)	$14,304

Net earnings (loss) per common share – basic	$(0.57)	$(1.42)	$1.83

Net earnings (loss) per common share – diluted	$(0.57)	$(1.42)	$1.73

Average shares outstanding — basic	7,936,057	7,975,399	7,804,309

Average shares outstanding — diluted	7,936,057	7,975,399	8,286,790

     The accompanying notes are an integral part of the consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

					Common
					Stock		Accumulated
			Additional		Held In	Unearned	Other
	Preferred	Common	Paid-in	Accumulated	Treasury	Employee	Comprehensive	Comprehensive
	Stock	Stock	Capital	Deficit	(At Cost)	Benefits	Loss	Loss	Total
Balance at December 29, 2001	$—	$87	$49,920	$(40,262)	$(6,528)	$(397)	$—		$2,820

Net earnings	—	—	—	14,304	—	—	—		14,304

Issuance of 50,023 shares in connection with exercise of stock options and various stock plans	—	—	116	—	—	—	—		116
Amortization of deferred compensation	—	—	—	—	—	227	—		227

Balance at December 28, 2002	$—	$87	$50,036	$(25,958)	$(6,528)	$(170)	$—		$17,467

Net loss	—	—	—	(11,337)	—	—	—		(11,337)

Issuance of 16,806 shares in connection with exercise of stock options and various stock plans	—	—	41	—	—	—	—		41
Amortization of deferred compensation	—	—	—	—	—	170	—		170

Balance at December 27, 2003	$—	$87	$50,077	$(37,295)	$(6,528)	$—	$—		$6,341

Comprehensive loss:

Net loss	—	—	—	(4,553)	—	—	—	$(4,553)	(4,553)

Cumulative translation adjustment	—	—	—	—	—	—	(48)	(48)	(48)

Total comprehensive loss								$(4,601)

Issuance of 49,793 shares in connection with exercise of stock options and various stock plans	—	1	91	—	—	—	—		92
Issuance of 227,160 shares to Storage Acquisition Company LLC	—	2	509	—	—	—	—		511
Issuance of 12,200 treasury shares—other	—	—	—	—	27	—	—		27

Balance at January 1, 2005	$—	$90	$50,677	$(41,848)	$(6,501)	$—	$(48)		$2,370

     The accompanying notes are an integral part of the consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2004	2003	2002
	(in thousands)
Operating activities:
Net earnings (loss)	$(4,553)	$(11,337)	$14,304
Adjustments to reconcile net earnings (loss) to net cash (used for) provided by operating activities:
Non-cash restructuring income and asset impairment charges, net	(103)	(1,986)	(842)
Depreciation and amortization	8,698	10,322	10,416
Amortization of restricted stock compensation	—	170	227
Gain on the sale of the servingware product line	—	—	(663)
Gain on bond buyback	—	(2,258)	—
Loss on the abandonment of assets	38	45	169
Decrease in deferred income taxes	—	7,766	435
Changes in working capital:
(Increase) decrease in accounts receivable	(3,510)	974	(12,360)
(Increase) decrease in inventories	(12,389)	7,454	(8,314)
(Increase) decrease in prepaids and other current assets	(366)	(542)	396
Increase (decrease) in accounts payable	4,298	(1,561)	6,152
Decrease in accrued liabilities	(3,423)	(9,031)	(4,081)
Other non current assets	2,406	(246)	112
Other long term liabilities	213	(307)	1,125
Other, net	661	980	1,720

Net cash (used for) provided by operating activities	(8,030)	443	8,796

Investing activities:
Capital expenditures, net	(7,059)	(6,467)	(5,084)

Net cash used for investing activities	(7,059)	(6,467)	(5,084)

Financing activities:
Borrowings (payments) under loan and security agreement	15,192	9,811	(859)
Bond buyback at cost	—	(6,692)	—
Payment of debt issuance costs	(252)	(220)	—
Payment of capital lease obligation	(105)	(93)	(86)
Issuance of common stock to Storage Acquisition, LLC	511	—	—
Exercise of common stock options and issuance of common stock under various stock plans	92	41	116

Net cash provided by (used in) financing activities	15,438	2,847	(829)

Net increase (decrease) in cash and cash equivalents	349	(3,177)	2,883
Cash and cash equivalents at beginning of year	797	3,974	1,091

Cash and cash equivalents at end of year	$1,146	$797	$3,974

Supplemental disclosures:
Cash paid during the year for:
Interest	$13,470	$13,196	$13,125

Income taxes, net	$38	$79	$317

Non-cash financing activities:
Capital lease obligations incurred	$49	$—	$73

     The accompanying notes are an integral part of the consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 1. Summary of Significant Accounting Policies

     Home Products International, Inc. (the “Company”), based in Chicago, Illinois, is a leading designer, manufacturer and marketer of a broad range of value-priced, quality consumer housewares products. The Company’s products are marketed principally through mass market trade channels in the United States and internationally.

Fiscal Year.

     The Company reports on a 52/53 week fiscal year. References to 2004 are for the fifty-three weeks ended January 1, 2005, 2003 is for the fifty-two weeks ended December 27, 2003 and 2002 is for the fifty-two weeks ended December 28, 2002.

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

Use of Estimates.

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

     The estimated service lives for financial statement purposes of the fixed assets are as follows:

Buildings	30 years
Building under capital lease	lease term
Machinery, equipment and vehicles	3 - 8 years
Tools, dies and molds	2 - 5 years
Furniture, fixtures, office equipment and computer equipment	2 - 8 years
Leasehold improvements	remaining lease term

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

Research and Development.

     Research and development costs are expensed as incurred and amounted to approximately $713 in 2004, $900 in 2003 and $900 in 2002. These costs are classified as selling and marketing in the Company’s consolidated statements of operations.

Disclosures about Fair Value of Financial Instruments.

     Cash Equivalents, Accounts Receivable and Accounts Payable – The carrying amounts approximate fair value because of the short-term nature of these instruments.

     Variable Rate Debt – Revolving line of credit is pursuant to floating rate instruments whose carrying amounts approximate fair value.

     Long-term Debt — The fair value of the Company’s long-term debt issued under the senior subordinated notes (see Note 10 for additional information) was approximately $95,161 at January 1, 2005 and approximately $75,400 at December 27, 2003, based on quoted market prices.

Stock Options and Restricted Stock Plans.

     SFAS No. 123, “Accounting for Stock-Based Compensation” encourages companies to adopt a fair value approach to valuing stock-based compensation that would require compensation cost to be recognized based upon the fair value of the stock-based instrument issued. The Company has elected, as permitted by SFAS No. 123, to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Based Compensation” and the related interpretations in accounting for stock option awards under the stock option plans. Under APB Opinion No. 25, compensation expense is recognized if the market price on the date of grant exceeds the exercise price. All options granted by the Company have been granted at the market price of stock on the date of grant. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model. The following table shows the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provision of SFAS No. 123.

	2004	2003	2002
Net earnings (loss) as reported	$(4,553)	$(11,337)	$14,304
Less: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	111	189	187

Pro forma net earnings (loss)	$(4,664)	$(11,526)	$14,117

Basic earnings (loss) per common share – as reported	$(0.57)	$(1.42)	$1.83

Basic earnings (loss) per common share – pro forma	(0.59)	(1.44)	1.81

Diluted earnings (loss) per common share – as reported	(0.57)	(1.42)	1.73

Diluted earnings (loss) per common share – pro forma	(0.59)	(1.44)	1.70

     No stock options were granted in 2004 or 2003. Stock options were granted in 2002 and the fair value of the option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0.00%; stock price volatility factor of 74%; weighted-average expected life of 5 years; weighted-average fair value of options granted-stock price equals grant price of $2.64; and weighted-average risk-free interest rate of 4.5%.

Recent Accounting Standards.

     In December 2003, the FASB published a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”), to clarify some of the provisions of the original interpretation, and to exempt certain entities from its requirements. Under the revised guidance, there are new effective dates for companies that have interests in structures that are commonly referred to as special-purpose entities. The rules are effective in financial statements for periods ending after March 15, 2004. FIN 46R did not have any impact on our operating results or financial position because we do not have any variable interest entities.

     In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, FAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of FAS 151 will have a significant effect on our financial statements.

     In December 2004, the FASB issued SFAS Statement No. 123 (revised) (SFAS(R)) “Share-Based Payment.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). The Statement is effective at the beginning of the first interim period after June 15, 2005 and supersedes APB No. 25. The Company expects to adopt the provisions of the new standard effective July 1, 2005. The Company is currently evaluating the adoption alternatives and is assessing the impact on its results of operations and financial position. The pro forma expense relating to options issued and valued under the Black-Scholes model is disclosed in the table above.

Note 2. Shareholder Transaction

     Throughout 2004, a special committee of the Company’s independent directors considered proposals for the acquisition of the Company’s outstanding common shares.

     On June 2, 2004, the Company executed an Agreement and Plan of Merger, by and between the Company and JRT Acquisition, Inc. (“JRT”), as amended by that certain First Amendment to Agreement and Plan of Merger, dated October 11, 2004 (the “JRT Agreement”). Pursuant to the terms of the JRT Agreement, JRT, an entity formed by James R. Tennant, who at the time was the Company’s Chairman and Chief Executive Officer, was to merge with and into the Company, and each outstanding share of the Company’s common stock was to be exchanged for the right to receive $1.50 in cash.

     On October 28, 2004, the Company and Storage Acquisition Company, L.L.C., a Delaware limited liability company (“Acquirer”), entered into an Acquisition Agreement (the “Acquisition Agreement”) under which the Acquirer was to make a tender offer for 100% of the Company’s common stock for $2.25 per share in cash (the “Acquisition”). Before entering into the Acquisition Agreement, pursuant to the terms of the JRT Agreement, the Company and JRT terminated the JRT Agreement pursuant to a Termination Agreement, to enable the Company to enter into the Acquisition Agreement. As provided in the JRT Agreement, the Company was obligated to reimburse JRT up to a maximum of $550,000 in expenses related to the JRT Agreement. The Company reimbursed JRT a total of $498,806.

     On December 13, 2004, the Acquirer and the Company jointly announced that the Acquirer had completed its tender offer for the outstanding shares of common stock (including the associated preferred stock purchase rights) of the Company for $2.25 per share, net to the seller, in cash without interest. Collectively, the process that led to the offer by JRT, the Acquisition Agreement and the completion of the tender offer is referred to herein as the “Shareholder Transaction”.

     In connection with the Shareholder Transaction, the Company incurred costs during 2004 totaling $9,071. These costs included legal and investment banking fees, severance and retention expenses, financial printer costs and other related costs that were triggered by the Shareholder Transaction. A breakdown of these costs are as follows:

Legal and Investment banker fees	$4,920
Severance and change of control retention agreements	3,136
Director and officer tail insurance policy	747
Financial printer costs	147
Other related costs	121

Total	$9,071

     On December 15, 2004 the Company’s common stock was delisted and is no longer trading on the NASDAQ SmallCap Market. Following the delisting, it is unlikely that the Company’s shares will be traded on the over-the-counter bulletin board, or that price quotations will be reported through any other sources. In addition, the Company has suspended its reporting obligations under the Securities Exchange Act of 1934, effective as of March 15, 2005.

     Notwithstanding the suspension of its obligation to file periodic financial reports, by the terms of the Company’s indenture governing its 9-5/8% Senior Subordinated Notes due 2008, the Company is required to voluntarily file the same annual, periodic and current reports that it was previously required to file as an SEC registrant so long as the indenture covenants remain in effect (the notes issued under the indenture have a stated maturity date of May 14, 2008).

Note 3. Eagan Shutdown

     On July 29, 2003, the Company announced its intention to close its Eagan, Minnesota manufacturing and warehouse facility in January 2004 (“Eagan Shutdown”). The facility was exited on January 31, 2004. The Eagan, Minnesota facility was closed as part of an effort to reduce operating costs and utilize capacity in the Company’s other injection molding plants. The Company terminated approximately 130 hourly and salaried employees as part of the Eagan Shutdown.

     During 2004 and 2003, the Company incurred $804 and $1,701, respectively, of Eagan Shutdown charges. These charges related to costs associated with the Eagan, Minnesota plant closure, employee severance, costs associated with the relocation of equipment and inventory, employee related fringe benefits and accelerated depreciation of property, plant and equipment that was sold or abandoned upon exit of the facility in January 2004. During 2004 a benefit of $103 was recorded as a result of a change in management estimates related to employee separation costs. Eagan Shutdown charges incurred during 2004 and 2003 are included in cost of goods sold in the Company’s consolidated statements of operations.

     The following tables reflect the changes in the accrual during 2004 and 2003 associated with the Eagan Shutdown. The accrual is included in accrued liabilities on the Company’s consolidated balance sheets.

	Reserve	Charged to			Reserve
2004 Activity	balance at	Earnings	Cash	Non-Cash	balance at
Description of Reserves	2003	2004	Utilization	Utilization	2004
Employee separations	$428	$(103)	$(325)	$—	$—
Other	—	907	(907)	—	—

	$428	$804	$(1,232)	$—	$—

	Reserve	Charged to			Reserve
2003 Activity	balance at	Earnings	Cash	Non-Cash	balance at
Description of Reserves	2002	2003	Utilization	Utilization	2003
Employee separations	$—	$562	$(134)	$—	$428
Retirement fringe benefits	—	(741)	—	741	—
Other	—	484	(484)	—	—

Subtotal	$—	$305	$(618)	$741	$428

Accelerated depreciation	—	1,396	—	(1,396)	—

	$—	$1,701	$(618)	$(655)	$428

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

     On a quarterly and annual basis, the Company reviews remaining accrual balances related to these actions and adjusts them to its best estimate of remaining cost.

     The following tables reflect the changes in the accrual during 2004, 2003 and 2002 associated with the restructuring actions of 2001 and 2000. This accrual is included in accrued liabilities on the Company’s consolidated balance sheets.

2004 Activity

     A change in management’s estimates resulted in the recognition of $103 of income in the fourth quarter of 2004. The $103 of income was recorded as Restructuring and Other, Net in the Company’s consolidated statement of operations.

		Change in
	Reserve	estimate	Amounts	Reserve
	balance at	during	utilized	balance at
	2003	2004	in 2004	2004
Leased plant and facilities	$10	$—	$—	$10
Obsolete and duplicate leased assets	213	(103)	(68)	42
Employee related costs	50	—	—	50

	$273	$(103)	$(68)	$102

2003 Activity

     A change in management’s estimates resulted in the recognition of $1,245 of income in the fourth quarter of 2003. The income was related to the reversal of reserves established for excess capacity costs. In the fourth quarter of 2003, it was determined that such excess capacity would be needed to accommodate our plastics business. The $ 1,245 of income was recorded as Restructuring and Other, Net in the Company’s consolidated statement of operations.

		Change in
	Reserve	estimate	Amounts	Reserve
	balance at	during	utilized	balance at
	2002	2003	in 2003	2003
Inventory	$27	$—	$(27)	$—
Leased plant and facilities	1,821	(1,245)	(566)	10
Obsolete and duplicate leased assets	289	—	(76)	213
Employee related costs	52	—	(2)	50

	$2,189	$(1,245)	$(671)	$273

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

     The inventory liquidation adjustment of $106 is deemed to be Special Income, Net and $1,303 is Restructuring and Other, Net in the Company’s consolidated statement of operations.

		Change in
	Reserve	estimate	Amounts	Reserve
	balance at	during	Utilized in	balance at
	2001	2002	2002	2002
Inventory	$278	$(106)	$(145)	$27
Leased plant and facilities	3,116	(948)	(347)	1,821
Obsolete and duplicate leased assets	373	—	(84)	289
Employee related costs	50	46	(44)	52
Other	412	(401)	(11)	—

	$4,229	$(1,409)	$(631)	$2,189

Note 5. Inventories

     The components of the Company’s inventory consist of direct labor, direct materials and the applicable portion of overhead required to manufacture the goods.

	2004	2003
Finished goods	$19,540	$13,562
Work-in-process	1,167	849
Raw materials	9,585	3,492

Inventories	$30,292	$17,903

Note 6. Property, Plant and Equipment

     The components of property, plant and equipment were as follows:

	2004	2003
Buildings and land	$12,082	$11,876
Building under capital lease	4,271	4,168
Machinery, equipment and vehicles	26,788	26,009
Tools, dies and molds	35,649	33,455
Furniture, fixtures and office & computer equipment	11,248	10,674
Leasehold improvements	5,134	5,008
Construction in progress	189	457

	95,361	91,647
Less accumulated depreciation and amortization	(63,718)	(58,835)

Property, plant and equipment, net	$31,643	$32,812

     Depreciation expense for 2004, 2003 and 2002 was $8,190, $9,819 and $9,911, respectively.

Note 7. Goodwill and Patents and Non-Compete Agreements

     Goodwill relates to the excess of purchase price over the fair value of tangible assets acquired. Goodwill is tested at least annually for impairment or more often if an event or changes in circumstance indicates that an impairment loss has been incurred. During the fourth quarter of 2004 and 2003, the Company performed its annual impairment test, which indicated that the Company’s goodwill was not impaired.

     The change in the carrying amount of goodwill for the fifty-three weeks ended January 1, 2005 is as follows:

Total
Balance at December 27, 2003	$73,752
Resolution of tax contingencies	(570)

Balance at January 1, 2005	$73,182

     During the second quarter of 2004, the carrying amount of goodwill was decreased by $570 as a result of the resolution of tax contingencies arising in connection with prior year acquisitions. The resolution was a result of the closing of certain tax years.

     Patents and non-compete agreements are amortized over their useful lives, and are evaluated annually to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization. For patents that remain subject to amortization provisions, amortization expense will approximate $100 for 2005.

     Patents and non-compete agreements consist of the following:

		January 1, 2005
	Average	Gross		Net
	Life	Carrying	Accumulated	Carrying
	(Yrs.)	Amount	Amortization	Amount

Amortized intangible assets:
Patents	7 to 14	$1,008	$(908)	$100
Non-compete agreements	10	2,928	(2,928)	—

Total		$3,936	$(3,836)	$100

		December 27, 2003
	Average	Gross		Net
	Life	Carrying	Accumulated	Carrying
	(Yrs.)	Amount	Amortization	Amount

Amortized intangible assets:
Patents	7 to 14	$1,008	$(807)	$201
Non-compete agreements	10	2,928	(2,521)	407

Total		$3,936	$(3,328)	$608

     Aggregate patents and non-compete agreements amortization expense for the 2004, 2003 and 2002 was $508, $503 and $505, respectively.

Note 8. Other Non-Current Assets

     Other non-current assets consist of the following:

	2004	2003
Deferred financing fees, net of accumulated amortization of $3,376 at January 1, 2005 and $2,800 at December 27, 2003	$1,794	$2,115
Insurance receivable	—	1,059
Other assets	71	845

	$1,865	$4,019

Note 9. Accrued Liabilities

     Accrued liabilities consist of the following:

	2004	2003
Compensation and other benefits	$2,568	$3,080
Sales incentives and commissions	5,444	7,734
Shareholder transaction costs	1,472	—
Interest payable	1,446	1,342
Income taxes payable and taxes other than income taxes	1,072	2,059
Restructuring	102	701
Other	2,346	3,060

	$14,450	$17,976

Note 10. Long-term obligations

     Long-term obligations consist of the following:

	2004	2003
Loan and security agreement, variable rate, due December 13, 2008	$25,003	$9,811
Senior Subordinated Notes, 9.625%, due 2008	116,050	116,050
Capital lease obligations	4,693	4,686

	145,746	130,547
Less current debt	(25,091)	(9,969)

	$120,655	$120,578

Loan and security agreement, variable rate, due December 13, 2008

     On December 14, 2004, the Company and Fleet Capital Corporation (“Fleet Capital”), as its sole lender, entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) to accommodate operations subsequent to the Shareholder Transaction. The changes within the Amended Loan Agreement included an increase in the line of credit from $50 million to $60 million, an extension of the term of the agreement by 9 months to December 13, 2008, a reduction of applicable interest rates by 25 basis points and a reduction of the minimum excess availability requirement from $9.2 million to $5 million. The covenants restricting changes of ownership and changes of control of the Company have been revised to reflect the new ownership structure of the Company following the Shareholder Transaction. The Company’s Amended Loan Agreement contains one financial covenant pertaining to a minimum cash interest coverage ratio. The cash interest coverage ratio must be no lower that 1.0 at the end of 2004 at which point the ratio begins a quarterly increase until it reaches 1.25 in June 2005. The Amended Loan Agreement is secured by all of the Company’s assets. Borrowings are limited to the lesser of $60,000 or a specified percentage of the collateralized asset base. Borrowings under the Amended Loan Agreement bear interest at an annual rate, at the option of the Company, of either (i) prime plus a margin of 0.25%-0.75%, or (ii) LIBOR plus a margin 2.00%-2.50%. The interest rate margins are adjusted quarterly based on the Company’s borrowing levels. At January 1, 2005 interest rate margins were 0.50% and 2.25% and at December 27, 2003 the interest rate margins were 0.25% and 2.25%. The Company must pay a quarterly fee ranging from 0.25%-0.50%, based upon the unused portion of the available credit line. The Amended Loan Agreement also contains sub-limits of up to $8,000 for letters of credit. The Amended Loan Agreement requires the Company to maintain a dominion account pursuant to a lockbox arrangement, which Fleet Capital shall have sole and exclusive access and control for withdrawal purposes.

Senior Subordinated Notes, 9.625%, due 2008

     On May 14, 1998, the Company issued $125,000 of 9.625% Senior Subordinated Notes due 2008 (the “Notes”) in a public offering. Interest on the Notes is payable semi-annually on May 15 and November 15. The Notes are guaranteed by the Company’s subsidiary (see Note 19). After May 15, 2003, at the option of the Company, the Notes may be redeemed at various amounts as set forth in the Notes, but not at a price less than 100% of par value. Upon the occurrence of a Change in Control, as defined in the Notes, the holders of the Notes have the right to require the Company to repurchase their Notes at a price equal to 101% of par value plus accrued interest. The Company does not believe that a change in Control, as defined in the Company's indenture governing the Notes, occurred in connection with the Shareholder Transaction due to the structure of such transaction. The Notes contain certain restrictions that, among other things, will limit the Company’s ability to (i) incur additional indebtedness unless certain financial ratios are met, (ii) pay dividends, (iii) make certain asset dispositions or (iv) merge with another corporation. The Company was in compliance with all covenants related to the Notes as of January 1, 2005 and December 27, 2003.

     During the third quarter of 2003, the Company’s Board of Directors authorized the buyback of up to $15,000 of the Company’s outstanding Notes. During the third quarter of 2003 the Company purchased and retired Notes with a face value of $3,500, at a cost of $2,550. During the fourth quarter of 2003 the Company purchased Notes with a face value of $5,450 at a cost of $4,006. The total gain of $2,258 on the bond buybacks was recorded as other income in the Company’s 2003 consolidated statement of operations.

     Total Notes outstanding were $116,050 as of January 1, 2005 and December 27, 2003.

Capital lease obligations

     Capital lease obligations include: (i) a lease agreement between the Company’s subsidiary and the Trusts (See Note 16 for a description of related parties and definition of Trusts) for a manufacturing and warehouse facility as well as the Company’s corporate offices; and (ii) various equipment lease agreements. Lease payments to the Trusts for buildings were $939, $922 and $909 in 2004, 2003 and 2002, respectively, and lease payments for machinery and equipment in 2004, 2003 and 2002 were $22, $36 and $36, respectively.

     The following schedule shows future minimum lease payments together with the present value of the payments for all capital lease obligations.

Fiscal years:
2005	$983
2006	973
2007	966
2008	966

2009	966
Thereafter	10,229

15,083

Less amount representing interest	(10,390)

Present value of minimum lease payments	$4,693

Long-term portion	$4,605
Current portion	88

$4,693

Note 11. Operating Leases

     The Company leases certain manufacturing, warehouse space, office facilities and machinery under non-cancelable operating leases, expiring at various dates through 2009.

     Future minimum lease payments under all non-cancelable operating leases as of January 1, 2005 are as follows:

Fiscal years:
2005	$4,787
2006	3,941
2007	3,822
2008	3,797
2009	2,513
Thereafter	29

Total minimum lease payments	$18,889

     Rent expense totaled $5,634, $6,851 and $6,723 for 2004, 2003 and 2002, respectively.

Note 12. Income Taxes

     Significant components of the Company’s deferred tax items as of 2004 and 2003 are as follows:

	2004	2003
Deferred Tax Assets:
Inventory reserves and overhead capitalized for tax purposes	$1,753	$2,019
Employee benefit expenses and other accruals	516	495
Accounts receivable allowance	1,728	2,211
Capital lease treated as operating lease for tax purposes	155	176
Accrued advertising, volume rebates and allowances for returns	508	752
Goodwill	—	15
Property, plant and equipment	206	430
Other accrued liabilities	2,607	5,694
Net operating loss carryforwards	27,220	20,356

Gross deferred tax assets	34,693	32,148

Deferred Tax Liabilities:

Goodwill	(2,852)	—

Gross deferred tax liabilities	(2,852)	—

	2004	2003
Less: valuation allowance	(31,841)	(32,148)

Net deferred tax assets	$—	$—

     The Company has gross U.S. federal net operating loss carryforwards of approximately $68,247 which will begin to expire in years 2010 through 2024. The completion of the Shareholder Transaction on December 13, 2004 constituted an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, and the use of any of the Company’s net operating loss carryforwards generated prior to the ownership change is subject to certain limitations. The utilization of such remaining net operating losses is subject to an annual limitation of approximately $700. As a result, a certain portion of the net operating losses will expire before they can be utilized.

     SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including historical earnings and projected operating results, applicable net operating loss carryforward expiration dates, and identified actions under the control of the Company in realizing the associated carryforward benefits. SFAS No. 109 further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years and current operating losses. Therefore, cumulative and current operating losses weigh heavily in the overall assessment. The Company determined that based on cumulative historical operating losses, it was more likely than not that the deferred tax assets as of January 1, 2005 and December 27, 2003 would not be realized. During 2004 and 2003 the Company continued to maintain a full valuation allowance on the tax benefits generated by net operating losses and expects to provide a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained. In addition, the Company will continue to maintain a full valuation allowance on the Section 382 limited net operating losses until they expire. The $307 decrease in the valuation allowance during 2004 was a result of a change in the net deferred tax assets during 2004.

     During 2003, the net increase in the valuation allowance was $9,525, of which $7,766 was to establish a full valuation on the Company’s 2002 net deferred tax assets and $1,759 was due to 2003 net operating losses. As of December 27, 2003, the Company had a valuation allowance for deferred tax assets of $32,148.

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

     The components of the provision for federal, foreign and state income taxes is as follows:

	2004	2003	2002
Current
U.S. federal	$—	$—	$—
Foreign	33	68	76
State	—	6	451

	33	74	527

Deferred

U.S. federal	—	6,797	—

Total income tax provision	$33	$6,871	$527

     Following is a reconciliation of income taxes at the United States statutory rate to income taxes as reported:

	2004	2003	2002
U.S. federal statutory income tax (benefit) rate	$(1,586)	$(1,563)	$5,192
State income tax (benefit), net of federal income tax effect	(206)	(216)	651
Foreign income tax, (benefit)	94	111	(112)
Non deductible goodwill	152	143	45
Permanent items – Shareholder Transaction	2,028	—	—
Reversals of income taxes previously accrued (1)	—	(820)	—
Other, net	(142)	(309)	362
Increase (decrease) in valuation allowance	(307)	9,525	(5,611)

	$33	$6,871	$527

(1)	During the fourth quarter of 2003 the Company recognized a one-time tax benefit of $820 from the reversal of accrued income taxes which were a result of the closing of certain tax years.

Note 13. Stock Based Compensation Plans

     On December 15, 2004 the Company’s common stock was delisted and is no longer traded on the NASDAQ SmallCap Market. In connection with the Shareholder Transaction, the Company terminated its stock purchase plan which had allowed employees to purchase shares of the Company’s common stock through payroll deductions.

     During the fourth quarter of 2000, the Board of Directors of the Company elected to offer certain senior executive officers the opportunity to cancel outstanding stock options and convert such canceled options into restricted stock (the “Agreement”). Senior executive officers cancelled options to purchase 1,035,600 shares of the Company’s Common Stock. Under the Agreement, 427,500 shares of the Company’s Common Stock were issued as restricted stock in the fourth quarter of 2000. The restriction on the shares lapsed in October 2003. The Company recorded compensation expense related to the issuance of restricted stock during 2003 and 2002 of $170, and $227, respectively.

     On May 19, 1999, the shareholders of the Company approved the 1999 Performance Incentive Plan (the “1999 Plan”). In addition to allowing the grant of stock options, the 1999 Plan has provisions for granting key employees and certain key nonemployees stock appreciation rights, restricted stock, performance grants and other stock based grants. All stock option grants are authorized by the Compensation Committee of the Board of Directors. All options granted subsequent to December 1997 have vesting periods ranging from 30 to 48 months. Options granted prior to December 1997 vested over a five-year period.

     In connection with the Shareholder Transaction a stock option cancellation agreement (“Agreement”) was entered into by and among the Company, Acquirer, and certain individuals who signed the Agreement as “Optionee” (the “Optionee”). In total, 489,516 stock options were cancelled. In consideration for the cancellation of each outstanding stock option, the Optionee was paid an amount for each share subject to such cancelled stock option equal to the excess of the offer price of $2.25 (“Offer Price”) over the per share exercise price of such stock option (the “Per Share Cancellation Payment”), less all applicable tax withholding. Pursuant to the Acquisition Agreement, Acquirer provided the Company with $266 to fund the cancellation of outstanding stock options granted by the Company having exercise prices of less than $2.25 per share.

     The maximum number of shares of common stock that may be granted under the 1999 Performance Incentive Plan and prior stock option plans (“Stock Option Plans”) is 2,475,000. Shares available for future grant amounted to 1,155,763, 913,963 and 870,163 as of January 1, 2005, December 27, 2003 and December 28, 2002, respectively.

     A summary of the transactions in the Stock Option Plans is as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 29, 2001	849,633	2.92
Options granted	125,000	2.65
Options exercised	(1,250)	1.44
Options cancelled/forfeited	(21,767)	2.57

Balance at December 28, 2002	951,616	2.89
Options granted	—	—
Options exercised	(3,500)	1.44
Options cancelled/forfeited	(43,900)	2.40

Balance at December 27, 2003	904,216	$2.92

Options granted	—	—
Options exercised	—	—
Options cancelled/forfeited	(731,316)	2.69

Balance at January 1, 2005	172,900	$3.90

     The following table summarizes information about the stock options outstanding at January 1, 2005:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
Range of	Number of	Average Years	Average	Number of	Average
Exercise Prices	Options	Remaining	Exercise Price	Options	Exercise Price
$1.44	1,000	5.9	$1.44	1,000	$1.44
$2.65	119,500	7.1	$2.65	119,500	$2.65
$4.13-$4.62	15,300	1.2	$4.62	15,300	$4.62
$5.00-$5.38	25,100	1.1	$5.15	25,100	$5.15
$10.38-$13.50	12,000	3.6	$12.99	12,000	$12.99

	172,900		$3.90	172,900	$3.90

Note 14. Net Earnings (Loss) Per Common Share

     The following table reconciles net earnings (loss) per share for 2004, 2003 and 2002:

	2004	2003	2002
Net earnings (loss)	$(4,553)	$(11,337)	$14,304

Weighted average common shares outstanding – basic	7,936,057	7,975,399	7,804,309
Dilutive impact of stock options, warrants and restricted stock	—	—	482,481

Weighted average common shares outstanding — diluted	7,936,057	7,975,399	8,286,790

Net earnings (loss) per common share – basic	$(0.57)	$(1.42)	$1.83

Net earnings (loss) per common share – diluted	$(0.57)	$(1.42)	$1.73

     Earnings per common share — basic is computed based on the weighted average number of outstanding common shares. Earnings per common share — diluted includes the weighted average effect of dilutive options, warrants and restricted stock on the weighted average shares outstanding. In 2004 and 2003 stock options and warrants to purchase the Company’s common stock totaling 252,104 and 983,420, respectively, were not included in the net loss per share – diluted since their impact would have been anti-dilutive.

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

     The contributions to all the profit sharing, savings, and retirement plans for 2004, 2003 and 2002 were $451, $656 and $1,195, respectively.

     In 2003 the Company closed its Eagan, Minnesota plant. As a result profit sharing, savings and retirement plan accruals were no longer required and $741 was reversed to income during the fourth quarter of 2003.

Note 16. Related Party Transactions

     Mr. Jeffrey Rubenstein, a former director of the Company, is the executor and trustee of certain estates and trusts (the “Trusts”) which lease a facility to the Company. In addition, Mr. Rubenstein is a partner in a law firm that until December 14, 2004 was the Company’s primary outside general counsel. Mr. Rubenstein was responsible for overseeing all legal work performed by the law firm on the Company’s behalf. Mr. Rubenstein had been a director since September 1986 until his resignation on November 7, 2003. Until his resignation, Mr. Rubenstein was also a member of the Compensation Committee of the Board of Directors. Until August 13, 2002, Mr. Rubenstein was also a member of the Audit Committee of the Board of Directors. Payments made to the law firm were $204 in 2004, $150 in 2003 and $331 in 2002.

     The Trusts own the Company’s Chicago headquarters, manufacturing and distribution facility. The Company leases the facility from the Trusts under a lease that expires in July 2020. The Company has options to extend the lease as well as an option to purchase the facility. The lease was last amended in October 1998. The Board of Directors has approved the lease and its amendments. Lease payments made to the Trusts were $939 in 2004, $922 in 2003 and $909 in 2002.

     The Company believes that the terms of all transactions with the law firm and the Trusts are at “arms length”. The Company has adopted a policy to conduct an appropriate review of all related party transactions for potential conflict of interest situations on an ongoing basis and to require all such related party transactions to be approved by the Company’s audit committee.

Note 17. Commitments and Contingencies

     The Company has entered into a commitment to purchase certain core commodities at formula-based prices. The agreement expires in December 2005. Future related minimum purchase commitments, assuming February 2005 price levels, are $14,500 in 2005.

     The Company is party to various claims, legal actions and complaints including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

     On June 3, 2004, a complaint was filed in the Court of Chancery for the State of Delaware against the Company, our board of directors and JRT. The complaint purports to be filed by a stockholder and alleges that in entering into the JRT Agreement, our board of directors breached their fiduciary duties of loyalty, due care and good faith. The complaint, which includes a request for a declaration that the action be maintained as a class action, seeks, among other relief, injunctive relief enjoining the transaction from being consummated. On January

25, 2005, the Delaware plaintiffs dropped their lawsuit in its entirety. Pursuant to Delaware rule, the action was dismissed without prejudice.

     On June 4, 2004, a complaint was filed in the Chancery Division of the Circuit Court of Cook County, Illinois against the Company and our directors. The complaint purports to be filed by a stockholder and alleges that in entering into the JRT Agreement, our board of directors breached their fiduciary duties of loyalty, due care, independence, good faith and fair dealing. The complaint, which includes a request for a declaration that the action be maintained as a class action, seeks, among other relief, injunctive relief enjoining the transaction from being consummated. The Company and our board of directors believe the complaint is without merit and intend to vigorously contest this lawsuit. If class certification is granted it is possible that the outcome could have a material adverse effect on the operating results, financial position and cash flows of the Company. There is not sufficient information to estimate the Company’s exposure at this time.

Note 18. Insurance Claims

     On September 23, 2003, the Company’s Reynosa, Mexico facility sustained damage due to a fire. The Company’s insurance coverage provided for the reimbursement of certain costs and losses incurred to rebuild, repair and replace the damaged property and equipment. As a result, the Company received $3,512 in proceeds related to the settlement of the insurance claim. The Company reinvested a portion of the proceeds of this settlement in like kind assets (as defined by the Internal Revenue Code). The balance of the proceeds received, $636, has been recorded as a reduction to costs of goods sold in the Company’s 2004 consolidated statement of operations.

     During 2004, the Company filed an insurance claim for losses sustained as a result of an injection molding machine malfunction, which occurred on March 23, 2004 at the Company’s Louisiana, MO facility. The Company’s insurance coverage provided for the reimbursement of certain costs and losses incurred to rebuild and repair damaged property and equipment. The Company received $1,518 in proceeds related to the reimbursement of certain costs and losses. The Company reinvested a portion of the proceeds of this settlement in like kind assets. The remaining proceeds received, $606, had been recorded as a reduction to costs of goods sold in the Company’s 2004 consolidated statement of operations.

Note 19. Segment of an Enterprise

     The Company consists of a single operating segment that designs, manufactures and markets quality consumer housewares products. This segmentation is based on the financial information presented to the chief operating decision maker. The following table sets forth the net sales by product category within the Company’s single operating segment.

     Product Category Information – Net Sales

	2004	2003	2002
General storage	$122,705	$106,659	$102,718
Laundry management	77,827	73,631	86,626
Closet storage	35,787	30,255	29,287
Bathware	13,526	13,843	18,580
Kitchen storage	10,432	9,214	11,981

Total net sales	$260,277	$233,602	$249,192

Major Customers

     The Company is dependent upon a few customers for a large portion of its consolidated net sales. The table below sets forth the customers that each account for more than 10% of consolidated net sales. The loss of one of these customers could have a material adverse effect on the Company. No other customer accounted for more than 10% of consolidated net sales in 2004, 2003 or 2002.

	2004	2003	2002
	Net Sales %	Net Sales %	Net Sales %
Kmart	28.3%	33.2%	29.6%
Walmart	31.4%	27.6%	27.5%
Target	12.4%	12.5%	16.6%

Total	72.1%	73.3%	73.7%

Foreign and Export Sales Information

     The Company’s fiscal year 2004, 2003 and 2002 net sales outside the United States accounted for approximately 3.3%, 3.6% and 4.4% of its total net sales, respectively. The Company’s foreign assets were not material as of fiscal year end 2004 and 2003.

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

Note 20. Supplementary Quarterly Financial Information (Unaudited)

	Thirteen	Thirteen	Thirteen	Fourteen
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	March 27	June 26	September 25	January 1
2004
Net sales	$53,190	$64,206	$66,219	$76,662
Gross profit	9,901	10,669	10,472	14,425
Net earnings (loss)	(203)	(569)	107	(3,888)

Net earnings (loss) per common share:
Basic	$(0.03)	$(0.07)	$0.01	$(0.49)
Diluted	$(0.03)	$(0.07)	$0.01	$(0.49)

	Thirteen	Thirteen	Thirteen	Thirteen
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	March 29	June 28	September 27	December 27
2003
Net sales	$49,129	$54,049	$61,432	$68,992
Gross profit	8,670	7,624	6,940	12,808
Net earnings (loss).	(3,146)	(3,329)	(10,795)	5,933

Net earnings (loss) per common share:
Basic	$(0.40)	$(0.42)	$(1.35)	$0.74
Diluted	$(0.40)	$(0.42)	$(1.35)	$0.74

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Home Products International, Inc.:

Under date of March 31, 2005, we reported on the consolidated balance sheets of Home Products International, Inc. and subsidiary (the Company) as of January 1, 2005 and December 27, 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the fiscal years in the three-year period ended January 1, 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
March 31, 2005

Schedule II

Home Products International, Inc.
Valuation and Qualifying Accounts
Fiscal Years Ended 2004, 2003 and 2002

		Additions	Deductions
	Balance at	Charged to	(Net		Balance
	Beginning	Costs and	Write-offs/	Amounts	At End
	of Period	Expenses	Recoveries)	Reclassified	of Period
	(in thousands)

Allowances for Doubtful Accounts and Deductions

As of Fiscal Year Ended:
2004	$4,824	$2,042	$(3,521)	$—	$3,345
2003	6,839	1,108	(2,148)	(975)	4,824
2002	11,575	1,230	(1,696)	(4,270)	6,839

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

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

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company‘s internal controls over financial reporting during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The following table sets forth the name, age as of March 5, 2005 and position of each or our directors and executive officers:

Name	Age	Position
Joseph Gantz*	58	Chairman of the Board
Douglas S. Ramsdale**	59	Chief Executive Officer and Director
James M. Gould*	56	Director
Ellen Havdala***	39	Director
Robert Lawrence***	52	Director
Donald J. Liebentritt*	54	Director
William C. Pate**	41	Director
Terry Savage**	60	Director
Mark Weber***	32	Director
F. Randall Chambers	57	President — North America
Richard A. Hassert	54	Chief Operating Officer
G. Park Owens	47	Senior Vice President — Marketing
James E. Winslow	50	Executive Vice President, Chief
		Financial Officer and Secretary

*	This director will serve for a term ending at the first annual meeting of stockholders subsequent to December 13, 2004.

**	This director will serve for a term ending at the second annual meeting of stockholders subsequent to December 13, 2004.

***	This director will serve for a term ending at the third annual meeting of stockholders subsequent to December 13, 2004.

     Joseph Gantz has been Chairman of the Board since December 13, 2004. Mr. Gantz has been a General Partner of The Walnut Group, a group of affiliated venture capital funds, for more than five years. The Walnut Group is an affiliate of Walnut Investment Partners, L.P., a member of our major stockholder, Storage Acquisition Company, L.L.P. Mr. Gantz has also served as Managing Director of Gift Holdings Management, LLC, and Chairman of the Board of Directors of Blue Ridge International Products Company, each for more than 5 years.

     Douglas S. Ramsdale was appointed Chief Executive Officer by the Board of Directors on December 14, 2004. Mr. Ramsdale has been a director of the Company since December 13, 2004. From 2000 to 2004, Mr. Ramsdale was President of the Installed Systems Division of L. R. Nelson Corporation, a leading manufacturer of lawn and garden products. From 1998 to 2000, Mr. Ramsdale was Executive Vice President of Viking Office Products Inc. Following the acquisition of Viking Office Products Inc. by Office Depot Inc., Mr. Ramsdale was Executive Vice President of Office Depot-Europe, a division of Office Depot Inc. in 2000.

     James M. Gould has been a director since December 13, 2004. Mr. Gould is a Managing General Partner of The Walnut Group, a group of affiliated venture capital funds, and has held that position since 1994. The Walnut Group is an affiliate of Walnut Investment Partners, L.P., a member of our major stockholder, Storage Acquisition Company, L.L.P. Mr. Gould is also the Managing Partner of Gould Venture Group V, LLC, a diversified financial concern, and Managing Member and Principal Owner of Management One LLC, a firm he founded that represents professional athletes. Mr. Gould has served as a member of the Board of Directors of Build-A-Bear Workshop, Inc. since April 2000, and has also served on the boards of Prevent Child Abuse America, Camp BrightLight in partnership with the YMCA and the Cinncinnati Ballet Company.

     Ellen Havdala has been a director since December 13, 2004. Ms. Havdala has been a Managing Director of Equity Group Investments, L.L.C., a private equity company, since June 2001. Ms. Havdala was the Executive Vice President of Equity International Properties, Ltd., a private investment company, from 1998 through June 2001. Ms. Havdala is a director of WRS Infrastructure & Environment, Inc., an environmental remediation company. Ms. Havdala also is a director of National Patent Development Corporation, an optical plastics company.

     Robert Lawrence has been a director since December 13, 2004. Mr. Lawrence has been a private investor since 2000. During 2000, Mr. Lawrence was the Executive Vice President—Sales for Clear Channel Communications, Inc. Prior to 2000, Mr. Lawrence was President, Chief Operating Officer and a director of Jacor Communications, Inc.

     Donald J. Liebentritt has been a director since December 13, 2004. Mr. Liebentritt has served as the President of Equity Group Investments, L.L.C., since May 2000, prior to which Mr. Liebentritt was Executive Vice President and General Counsel of Equity Group Investments, L.L.C. Mr. Liebentritt has been the President of First Capital Financial, L.L.C., a private investment manager, since December 2002. Mr. Liebentritt is a director of WRS Infrastructure & Environment, Inc., an environmental remediation company. Mr. Liebentritt was a director of Davel Communications, Inc., a telecommunications company, from November 2000 until July 2002. Mr. Liebentritt also serves as the Vice President of EGI-Fund (02-04) Investors, L.L.C., the Vice President of EGI-Managing Member (02-04), L.L.C., the Vice President of SZ Investments, L.L.C., the Vice President of Zell General Partnership, Inc., and the President and a Manager of Chai Trust Company, L.L.C.

     William C. Pate has been a director since December 13, 2004. Mr. Pate served as a Managing Director of Equity Group Investments, L.L.C. since 1999. Mr. Pate has been the Chairman of the Board of Danielson Holding Company, a holding company for insurance, marine transportation and waste-to-energy businesses, since October 2004, and has been a member of Danielson Holding Company’s Board of Directors since 1999. Mr. Pate was also a director of Davel Communications, Inc., from November 2000 until July 2002. Mr. Pate was a director of the CNA Surety Corporation, a surety company, from August 1998 through August 2000. Mr. Pate also serves as the Vice President of EGI-Fund (02-04) Investors, L.L.C., EGI-Managing Member (02-04), L.L.C., SZ Investments, L.L.C., and Zell General Partnership, Inc.

     Terry Savage has been a director since December 13, 2004. Ms. Savage is a financial journalist, author and President of Terry Savage Productions, Ltd., which provides speeches, columns and videos on personal finance for corporate and association meetings, publications and national television programs, and networks including CNN, NBC and PBS. Ms. Savage served on the Board of Directors of McDonald’s Corporation from 1990 to 2004, and Pennzoil-Quaker State Corporation from 1998 to 2001. Ms. Savage currently sits on the board of The Chicago Mercantile Exchange.

     Mark Weber has been a director since December 13, 2004. Mr. Weber has been a partner in The 180Group, LLC, a sponsor of equity transactions in the value and distressed segments, since 1998. Mr. Weber has been a Managing Director of Triyar Capital, LLC, a real estate investment and private equity company, since 2003.

     F. Randall Chambers was appointed by the Board of Directors on January 3, 2005 as the Company’s President – North America. Prior to joining the Company, Mr. Chambers served as Executive Vice President, Sales and Marketing, of Midwest Air Technologies, which sells compressors, fencing, lawn and garden and automotive products. Between 2000 and 2003, Mr. Chambers served as Executive Vice President, Sales and Marketing, of Coleman Powermate, which sells generators, compressors and pressure washers.

     Richard A. Hassert was appointed Chief Operating Officer by the Board of Directors on December 14, 2004. From March 2001 to October 2003, Mr. Hassert served as Vice President – Operations of Digital Innovations, LLC, a consumer products manufacturing company. From December 1998 until May 2000, Mr. Hassert served in the capacities of Vice President – Supply Chain of Office Depot – Europe, and Vice President – IT of Office Depot – Europe.

     G. Park Owens was appointed by the Board of Directors as the Company’s Senior Vice President — Marketing on January 5, 2005. Mr. Owens commenced his employment with the Company on January 24, 2005. From July 2001 until joining the Company, Mr. Owens served as Director of Product Marketing and Branch Merchandising of W.W. Grainger, which distributes maintenance and repair products. Prior to joining W.W. Grainger, Mr. Owens served as President and Chief Operating Officer of Dalen Products, Inc., which manufactures lawn and garden products.

     James E. Winslow was named Executive Vice President in October, 1996. Mr. Winslow joined the Company as Chief Financial Officer and Senior Vice President in November, 1994. In 1994, Mr. Winslow was Executive Vice President and Chief Financial Officer of Stella Foods, Inc. From 1983 to 1994, Mr. Winslow was employed by Wilson Sporting Goods Co. in various capacities, his final position being Vice President and Chief Financial Officer. Following the completion of the Shareholder Transaction, the Company engaged an executive search firm to assist the Company in its effort to recruit and hire a new Chief Financial Officer. Mr. Winslow will continue in his current position until the selection and appointment of his successor.

     Officers serve at the discretion of the Board of Directors. There is no family relationship between any of the foregoing executive officers.

The Audit Committee

     The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities relating to the Company’s financial statements and the financial reporting process, the systems of internal accounting and financial controls, the audit process, and the Company’s process for monitoring compliance with laws and regulations and with the Company’s code of conduct. The Audit Committee has sole responsibility for the appointment, compensation, retention and oversight of the Company’s independent registered public accounting firm.

     The Audit Committee currently consists of three directors, Ms. Savage (Committee Chair), Ms. Havdala and Mr. Weber. Based on our review of the criteria required to meet the definition of “audit committee financial expert” under the rules adopted by the SEC, no member of the audit committee meets the SEC’s definition of an audit committee financial expert. Nevertheless, we believe the experience and education of the members of the audit committee qualifies them to monitor the integrity of our financial statements, legal and regulatory requirements applicable to us, the independent registered public accounting firm’s qualifications and independence and our compliance with the Sarbanes-Oxley Act and the rules and regulations there under. Moreover, we believe that each of the members of the audit committee has demonstrated the capability of (i) understanding generally accepted accounting principles (“GAAP”) and financial statements, (ii) assessing the general application of GAAP in connection with the accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding internal controls and procedures for financial reporting, and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert under the rules adopted by the SEC. Given the business experience and acumen of the committee members, the Board of Directors believes that they are qualified to carry out all duties and responsibilities of our audit committee. In addition, the audit committee has the ability on its own to retain independent accountants, financial advisors or other consultants, advisors and experts whenever it deems appropriate. We believe the directors’ qualifications and experience, and ability to utilize outside advisors and experts as they consider appropriate, affords them sufficient background and expertise to fulfill their obligations without the necessity of including a financial expert at the present time.

Code of Business Conduct and Ethics

     The Company has adopted a Code of Business Conduct and Ethics applicable to the Company’s directors, officers (including the Company’s principal executive officer, principal financial officer and principle accounting officer) and employees. A copy of the Code of Business Conduct and Ethics is available, without charge, upon written request to Mark J. Suchinski, Vice President and Chief Accounting Officer, Home Products International, Inc., 4501 West 47 th Street, Chicago Illinois, 60632. If any substantive amendment is made to the Code of Business Conduct and Ethics, the nature of the amendment will be disclosed on the Company’s website or in a current report on Form 8-K. In addition, if a waiver from the Code is granted to an executive officer or director of the Company, the nature of the waiver will be disclosed in a current report on Form 8-K.

Item 11. Executive Compensation

     The following table sets forth information regarding the compensation of our chief executive officer and the other four most highly compensated executive officers. Information is also included for our former chairman and chief executive officer who resigned in December 2004 and for two former executive officers who became nonexecutive employees during fiscal 2004. The term “named executive officers” is used to refer collectively to these individuals later in this Form 10-K.

Summary Compensation Table

		Annual Compensation		Long Term Compensation
				Securities	LTIP	All Other
				Underlying	Payouts	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options (#)	($)(5)	($)
Douglas S. Ramsdale (1)	2004	$8,931	—	—	—	—
Chief Executive Officer

F. Randall Chambers (2)	2004	—	—	—	—	—
President — North America

Richard A. Hassert (3)	2004	8,931	—	—	—	—
Chief Operating Officer

G. Park Owens (2)	2004	—	—	—	—	—
Senior Vice President — Marketing

James E. Winslow	2004	245,960	$315,142	—	$52,606	$16,320	(6)
Executive Vice President, Chief	2003	245,960	0	—	8,806	17,560	(6)
Financial Officer and Secretary	2002	244,756	410,105	25,000	52,721	33,893	(6)

James R. Tennant (1)	2004	474,892	856,236	—	140,180	2,876,109	(7)
Former Chairman and Chief	2003	491,920	0	—	23,465	38,235	(7)
Executive Officer	2002	489,512	708,243	—	140,486	69,234	(7)

Peter Graves (4)	2004	161,200	118,859	—	23,317	5,422	(8)
Former Senior Vice President, Sales	2003	161,200	0	—	—	6,209	(8)

Joseph Lacambra (4)	2004	201,204	148,356	—	28,843	7,948	(9)
Former Senior Vice President,	2003	201,204	0	—	—	9,670	(9)
Operations

(1)	Mr. Ramsdale assumed the duties of Chief Executive Officer in December 2004 upon the resignation of Mr. Tennant.

(2)	Mr. Chambers and Mr. Owens assumed their respective duties in January 2005.

(3)	Mr. Hassert assumed the duties of Chief Operating Officer in December 2004.

(4)	Messrs. Graves and Lacambra were designated as executive officers by the Board of Directors effective January 1, 2003. They became nonexecutive employees in January, 2005.

(5)	The amounts appearing in this column are as of December 13, 2004, December 27, 2003 and December 28, 2002 and represent cash and/or the value of the shares of common stock paid out upon the conversion of share units pursuant to the Company’s Executive Incentive Plan (“EIP”). The 2004 payout includes EIP share units earned in prior years that vested upon the Shareholder Transaction. Such share units were paid out based on the closing price of the Company’s common stock as of the last trading date prior to the Shareholder Transaction (December 10, 2004) of $2.29 per share. Mr. Tennant’s 2004 payout was based on 61,214 share units; Mr. Winslow’s 2004 payout was based on 22,972 share units; Mr. Graves 2004 payout was based on 10,182 share units; and Mr. Lacambra’s 2004 payout was based on 12,595 share units. At January 1, 2005 there were no remaining share units available for disbursement as they had all been disbursed in connection with the Shareholder Transaction. The 2003 payout values were calculated by multiplying the closing price of the Company’s common stock as of the last trading date of the Company’s fiscal year 2003 (December 26, 2003) of $1.15 per share by a certain number of share units. Mr. Tennant’s 2003 payout was based on 20,404 share units and Mr. Winslow’s 2003 payout was based on 7,657 share units. The 2002 payout values were calculated by multiplying the closing price of the Company’s common stock as of the last trading date of the Company’s fiscal year 2002 (December 27, 2002) of $4.59 per share by a certain number of share units. Mr. Tennant’s 2002 payout was based on 30,607 share units and Mr. Winslow’s 2002 payout was based on 11,486 share units.

(6)	Consists in 2004 of an employer contribution of $6,969 to the Company’s 401(k) plan, the Company’s payment of $4,481 for profit sharing and the Company’s payment of $4,870 in life and disability insurance premiums on Mr. Winslow’s behalf. Consists in 2003 of an employer contribution of $8,000 to the Company’s 401(k) plan, an employer contribution of $4,690 to the Deferred Compensation Plan and the Company’s payment of $4,870 in life and disability insurance premiums on Mr. Winslow’s behalf. Consists in 2002 of an employer contribution of $11,500 to the Company’s 401(k) plan, an employer contribution of $17,523 to the Deferred Compensation Plan and the Company’s payment of $4,870 in life and disability insurance premiums on Mr. Winslow’s behalf.

(7)	Consists in 2004 of an employer contribution of $6,250 to the Company’s 401(k) plan, the Company’s payment of severance benefits totaling $2,824,317 upon Mr. Tennant’s termination of employment, $18,920 represents 2004 earned but unused vacation paid to Mr. Tennant upon termination of employment, $13,319 for profit sharing and the Company’s payment of $13,303 in life and disability insurance premiums on Mr. Tennant’s behalf. Consists in 2003 of an employer contribution of $8,000 to the Company’s 401(k) plan, an employer contribution of $16,932 to the Deferred Compensation Plan and the Company’s payment of $13,303 in life and disability insurance premiums on Mr. Tennant’s behalf. Consists in 2002 of an employer contribution of $11,500 to the Company’s 401(k) plan, an employer contribution of $44,431 to the Deferred Compensation Plan and the Company’s payment of $13,303 in life and disability insurance premiums on Mr. Tennant’s behalf.

(8)	Consists in 2004 of an employer contribution of $4,216 to the Company’s 401(k) plan and the Company’s payment of $1,206 for profit sharing. Consists in 2003 of an employer contribution of $5,256 to the Company’s 401(k) plan and the Company’s payment of $953 for profit sharing.

(9)	Consists in 2004 of an employer contribution of $6,036 to the Company’s 401(k) plan and the Company’s payment of $1,912 for profit sharing. Consists in 2003 of an employer contribution of $8,000 to the Company’s 401(k) plan and the Company’s payment of $1,670 for profit sharing.

Option Grants in Last Fiscal Year

     No stock options were granted to any of the named executive officers during the fiscal year ended January 1, 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table provides information about options held as of January 1, 2005 and option exercises during the fiscal year ended January 1, 2005 by the named executive officers. The value of unexercised in-the-money options at fiscal year end is calculated using the difference between the option exercise price and the tender offer price of $2.25 on December 13, 2004. An option is in-the-money if the fair market value of the common stock subject to the option is greater than the exercise price. No options granted to named executive officers were in-the-money at January 1, 2005.

			Number of Securities
			Underlying Unexercised		Value of Unexercised in-the-
			Options at Fiscal year End		Money Options at
			(#)		Fiscal Year End ($)
	Shares
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Douglas S. Ramsdale	0	$0	0	0	$0	$0
F. Randall Chambers	0	0	0	0	0	0
Richard A. Hassert	0	0	0	0	0	0
G. Park Owens	0	0	0	0	0	0
James E. Winslow	0	0	50,000	0	0	0
Former Executive Officers:
James R. Tennant	0	0	0	0	0	0
Peter Graves	0	0	10,000	0	0	0
Joseph Lacambra	0	0	10,000	0	0	0

     As a result of the Shareholder Transaction on December 13, 2004, all stock option awards that had been previously granted became fully vested. Options that were in the money were cashed out using the difference between the option exercise price and the tender offer price of $2.25 on December 13, 2004. As a result, compensation totaling $101,267 was paid to certain of the above named executive officers and former executive officers ($12,250 to Mr. Winslow; $49,000 to Mr. Tennant; $22,254 to Mr. Graves; and $17,763 to Mr. Lacambra).

Long-Term Incentive Plans—Awards in Last Fiscal Year

     There were no stock awards earned by the named executive officers in fiscal year 2004 under the Company’s EIP.

Compensation of the Board of Directors

     It is anticipated that outside non-employee directors, consisting of Ms. Savage and Mr. Lawrence, will receive as compensation for their service an annual fee of $30,000 in either cash or the equivalent value in shares of common stock of the Company. In addition, it is anticipated that each outside non-employee director shall be awarded annually 3,000 restricted shares of the Company's common stock, which will vest ratably over three years from the date of grant. It is anticipated that outside non-employee directors will be entitled to receive a meeting fee of $1,500 for each meeting the director attends in person or $1,000 for each meeting the director attends telephonically, and a fee of $500 for each committee meeting the director attends, either in person or telephonically. Finally, it is anticipated that the Chairman of the Audit Committee shall receive an additional annual fee of $5,000 for such service. Directors who are appointed at a date other than the annual meeting of stockholders of the Company, will be entitled to receive a pro rata portion of the annual compensation.

Employment and Other Agreements with Named Executive Officers

     Douglas S. Ramsdale . On December 14, 2004, the Board appointed Douglas Ramsdale, as the Company’s Chief Executive Officer and entered into an employment agreement with Mr. Ramsdale (“the Ramsdale Agreement”). Under the terms of the Ramsdale Agreement, Mr. Ramsdale is employed on an “at will” basis, is entitled to a base salary at a gross annual rate of $258,000, and is eligible to receive an annual incentive cash bonus based on Mr. Ramsdale’s performance and the Company’s profitability during such period in accordance with the Company’s executive bonus plan. The Company also agreed to grant Mr. Ramsdale, as soon as practicable after execution of the Ramsdale Agreement, stock options covering 150,000 shares at an exercise price of $2.25 per share, vesting equally over 3 years. If the Company terminates Mr. Ramsdale’s employment for any reason other than cause, disability or death, or if he resigns for good reason (all as respectively defined in the Ramsdale Agreement), he is entitled to additional benefits specified in the agreement. Additionally, Mr. Ramsdale is entitled to additional benefits specified in the agreement if his employment is terminated by reason of disability or death. Mr. Ramsdale also is subject to an 18 month noncompetition agreement and one year nonsolicitation agreement following termination of his employment. This description of the Ramsdale Agreement is qualified by reference to the provisions of the Ramsdale Agreement, which is incorporated by reference as Exhibit 10.1 to Form 8-K filed on December 15, 2004.

     Richard A. Hassert. On December 14, 2004, the Board appointed Richard Hassert as the Company’s Chief Operating Officer and entered into an employment agreement with Mr. Hassert (the Hassert Agreement”). Under the terms of the Hassert Agreement, Mr. Hassert is employed on an “at will” basis, is entitled to a base salary at a gross annual rate of $258,000, and is eligible to receive an annual incentive cash bonus based on Mr. Hassert’s performance and the Company’s profitability during such period in accordance with the Company’s executive bonus plan. The Company also agreed to grant Mr. Hassert, as soon as practicable after execution of the Hassert Agreement, stock options covering 150,000 shares at an exercise price of $2.25 per share, vesting equally over 3 years. If the Company terminates Mr. Hassert’s employment for any reason other than cause, disability or death, or if he resigns for good reason (all as respectively defined in the Hassert Agreement), he is entitled to additional benefits specified in the agreement. Additionally, Mr. Hassert is entitled to additional benefits specified in the agreement if his employment is terminated by reason of disability or death. Mr. Hassert also is subject to an 18 month noncompetition agreement and one year nonsolicitation agreement following termination of his employment. This description of the Hassert Agreement is qualified by reference to the provisions of the Hassert Agreement, which is incorporated by reference as Exhibit 10.2 to Form 8-K filed on December 15, 2004.

     F. Randall Chambers. The Company has entered into an employment agreement, dated as of January 3, 2005, employing F. Randall Chambers as President—North America of the Company (the “Chambers Agreement”). Under the terms of the Chambers Agreement, Mr. Chambers is employed on an “at will” basis, is entitled to a base salary at a gross annual rate of $258,000, and is eligible to receive an annual incentive cash bonus based on Mr. Chambers’ performance and the Company’s profitability during such period in accordance with the Company’s executive bonus plan. The Company also agreed to grant Mr. Chambers, as soon as practicable after the execution of the Chambers Agreement, stock options covering 150,000 shares at an exercise price of $2.25 per share, vesting equally over 3 years. If the Company terminates Mr. Chambers’ employment for any reason other than cause, disability or death, or if he resigns for good reason (all as respectively defined in the Chambers Agreement), he is entitled to additional benefits specified in the agreement. Additionally, Mr. Chambers is entitled to additional benefits specified in the agreement if his employment is terminated by reason of disability or death. Mr. Chambers also is subject to an 18 month noncompetition agreement and one year nonsolicitation agreement following termination of his employment. This description of the Chambers Agreement is qualified by reference to the provisions of the Chambers Agreement, which is incorporated by reference as Exhibit 10.1 to Form 8-K filed on January 6, 2005.

     G. Park Owens. The Company has entered into an employment agreement, dated as of January 5, 2005, employing G. Park Owens as Senior Vice President—Marketing of the Company (the “Owens Agreement”). Under the terms of the Owens Agreement, Mr. Owens will be employed on an “at will” basis, will be entitled to a base salary at a gross annual rate of $180,000, and will be eligible to receive an annual incentive cash bonus based on Mr. Owens’ performance and the Company’s profitability during such period in accordance with the Company’s executive bonus plan. The Company also agreed to grant Mr. Owens, as soon as practicable after the execution of the Owens Agreement, and in any event no later than 90 days after the date of the Owens Agreement, stock options covering 90,000 shares at an exercise price of $2.25 per share, vesting equally over 3 years. If the Company terminates Mr. Owens’ employment for any reason other than cause, disability or death, or if he resigns for good reason (all as respectively defined in the Owens Agreement), he is entitled to additional benefits specified in the agreement. Additionally, Mr. Owens is entitled to additional benefits specified in the agreement if his employment is terminated by reason of disability or death. Mr. Owens also is subject to an 18 month noncompetition agreement and one year nonsolicitation agreement following termination of his employment. This description of the Owens Agreement is qualified by reference to the provisions of the Owens Agreement, which is incorporated by reference as Exhibit 10.2 to Form 8-K filed on January 6, 2005.

     James E. Winslow. In October 1994, the Company entered into an agreement with Mr. Winslow, the Company’s Executive Vice President, Chief Financial Officer and Secretary. This agreement, as amended in May 2000, provides that if Mr. Winslow’s employment is terminated by the Company for any reason (other than for cause, death or disability) or except in connection with a change in control, in which event the terms of the Retention and Non-Competition Agreement described below will govern, he is entitled to a severance payment equal to twice his average yearly salary and bonus compensation earned during the two most recent fiscal years immediately prior to the termination.

     On January 28, 2000, the Company entered into a Retention and Non-Competition Agreement with Mr. Winslow. The agreement provides that if Mr. Winslow remains with the Company for 180 days following a change in control of the Company (as defined in the agreement), or is terminated without cause, dies or is reassigned to an area outside the metropolitan area where he is currently employed before the end of such period, Mr. Winslow will receive a payment equal to twice his average yearly salary and bonus compensation earned during the two most recent fiscal years immediately prior to the change in control. Additionally, Mr. Winslow agreed that he will not compete against the Company or solicit its customers or employees for a period of one year after the termination of his employment with the Company, and the Company agreed to pay Mr. Winslow, in addition to the amounts to be paid under the agreement described above, $100,000 in twelve monthly installments upon a change in control in consideration for this agreement. As a result of the Shareholder Transaction, and subject to the conditions of the Retention and Non-Competition Agreement, Mr. Winslow is entitled to receive approximately $1.1 million in June 2005.

Employment Agreement with Former Chairman and Chief Executive Officer

     James R. Tennant served as the Company’s Chairman and Chief Executive Officer until December 14, 2004. Upon termination of his employment and pursuant to the terms of his employment agreement, as amended, Mr. Tennant received a severance payment of $2.8 million. Mr. Tennant is also entitled to receive medical and other insurance benefits for the two year period immediately following the date of termination of employment. Mr. Tennant agreed not to compete against the Company or solicit its customers or employees for a period of three years after his termination. Mr. Tennant’s employment agreement also contained a provision to reimburse him for any excise tax that may be due under section 4999 of the Internal Revenue Code of 1986, as amended, as well as any additional income or other tax which may become due because of the termination payments. No tax reimbursements have been requested as of March 15, 2005.

     On December 13, 2004, the Company assigned to Storage Acquisition Company, L.L.C. (“SAC”), the Company’s largest shareholder, the right to receive Mr. Tennant’s consulting services for the twenty-four month period commencing on December 13, 2004. In return for the assignment of consulting services, SAC assumed certain financial obligations in Mr. Tennant’s employment agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of March 5, 2005 (unless otherwise noted) with respect to the beneficial ownership of the Company’s issued and outstanding common stock by:

•	each stockholder known by us to be the beneficial owner of more than 5% of the Company’s common stock;

•	each director;

•	each executive officer named in the summary compensation table; and

•	all of the directors and executive officers as a group.

     The beneficial ownership of common stock set forth in this table is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 5, 2005 are considered outstanding, while these shares are not considered outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power as to all shares beneficially owned, subject to community property laws where applicable. The number of shares beneficially owned by each entity, person, current director or named executive officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.

Name and Address of	Total Shares	Percent
Beneficial Owner	Beneficially Owned	of Class
Storage Acquisition Company, L.L.C. (1)	7,592,163	93.1%

Current Executive Officers and Directors:
Joseph Gantz (2)	7,593,693	93.1%
Douglas S. Ramsdale	—	—
James M. Gould	—	—
Ellen Havdala	—	—
Robert Lawrence	—	—
Donald J. Liebentritt	—	—

Name and Address of	Total Shares	Percent
Beneficial Owner	Beneficially Owned	of Class
William C. Pate	—	—
Terry Savage	—	—
Mark Weber	—	—
F. Randall Chambers	—	—
Richard A. Hassert	—	—
G. Park Owens	—	—
James E. Winslow(3)	50,000	*
Former Executive Officers:
James R. Tennant	—	—
Peter Graves	—	—
Joseph Lacambra	—	—
All directors and executive officers as a group (13 persons) (4)	7,643,693	93.7%

*	Represents beneficial ownership of less than 1% of the outstanding common stock.

(1)	Storage Acquisition Company, L.L.P. (“SAC”) is a Delaware limited liability company organized for the purpose of investing in the Company and to date has engaged in no activities other than those incident to its formation and investment. The managing member of Purchaser is EGI-Fund (02-04) Investors, L.L.C., a Delaware limited liability company (“EGI Fund 02-04”). SAC’s other members include the following: Walnut Investment Partners, L.P. a Delaware limited partnership (“Walnut”), Triyar Storage Investment Company, LLC, a Delaware limited liability company (“TSIC”), and Joseph Gantz, the Company’s Chairman. SAC and the members of SAC report as a group for purposes of Section 16 of the Exchange Act. The principal executive offices of SAC are located at Two North Riverside Plaza, Suite 600, Chicago, Illinois 60606

(2)	SAC and Mr. Gantz are parties to a Voting Agreement, dated October 28, 2004 (“Voting Agreement”), pursuant to which SAC executed an irrevocable proxy (the “Proxy”) for the benefit of Mr. Gantz. As a result of this Voting Agreement and Proxy, Mr. Gantz and SAC share voting power over, and beneficial ownership of, all 7,592,163 shares of the Company’s common stock subject to the Voting Agreement and Proxy for purposes of Section 13(d) of the Exchange Act. Mr. Gantz also holds 1,530 shares directly.

(3)	Includes 50,000 shares of common stock that may be purchased by Mr. Winslow upon exercise of options that are currently exercisable.

(4)	Includes 50,000 shares of common stock that may be purchased upon exercise of options that are currently exercisable, 7,592,163 shares of common stock beneficially owned by Mr. Gantz pursuant to the Voting Agreement and Proxy, and 1,530 shares held by Mr. Gantz.

     All equity compensation plans under which our common stock is reserved for issuance have previously been approved by our stockholders. The following table provides summary information as of January 1, 2005 for all of our stock option plans (in thousands, except per share data). See Note 14 to our consolidated financial statements for additional information.

	Number of Shares of	Weighted Average	Number of Shares of Common
	Common Stock to be	Exercise Price of	Stock Available for Future Issuance
	Issued upon Exercise of	Outstanding Stock	under Equity Compensation Plans
	Outstanding Options and	Options and	(excluding shares reflected in
	Warrants	Warrants	column (a))
	(a)	(b)	(c) (1) (2)
Equity Compensation Plans Approved by Securityholders	252,104	$4.50	1,176,808

Equity Compensation Plans Not Approved by Securityholders	—	—	—

Total	252,104	$4.50	1,176,808

(1)	Includes 1,141,224 subject to outstanding awards under the 1999 Performance Incentive Plan, and the 1994 and prior Stock Option Plans.

(2)	Includes 35,584 shares available for future issuance under the 1999 Directors Restricted Stock Plan.

Item 13. Certain Relationships and Related Transactions

     Mr. Jeffrey Rubenstein, a former director of the Company, is the executor and trustee of certain estates and trusts (the “Trusts”) which lease a facility to the Company. In addition, Mr. Rubenstein is a partner in a law firm that until December 14, 2004 was the Company’s primary outside general counsel. Mr. Rubenstein is responsible for overseeing all legal work performed by the law firm on the Company’s behalf. Mr. Rubenstein had been a director since September 1986 until his resignation on November 7, 2003. Until his resignation, Mr. Rubenstein was also a member of the Compensation Committee of the Board of Directors. Until August 13, 2002, Mr. Rubenstein was also a member of the Audit Committee of the Board of Directors. Payments made to the law firm were $204,000 in 2004, $150,000 in 2003 and $331,000 in 2002.

     The Trusts own the Company’s Chicago headquarters, manufacturing and distribution facility. The Company leases the facility from the Trusts under a lease that expires in July 2020. The Company has options to extend the lease as well as an option to purchase the facility. The lease was last amended in October 1998. The Board of Directors has approved the lease and its amendments. Lease payments made to the Trusts were $939,000 in 2004, $922,000 in 2003 and $909,000 in 2002.

     The Company believes that the terms of all transactions with the law firm and the Trusts are “arms length”. The Company has adopted a policy to conduct an appropriate review of all related party transactions for potential conflict of interest situations on an ongoing basis and to require all such related party transactions to be approved by the Company’s audit committee.

     On June 2, 2004, the Company executed an Agreement and Plan of Merger, by and between the Company and JRT Acquisition, Inc. (“JRT”), as amended by that certain First Amendment to Agreement and Plan of Merger, dated October 11, 2004 (the “JRT Agreement”). Pursuant to the terms of the JRT Agreement, JRT, an entity formed by James R. Tennant, who at the time was the Company’s Chairman and Chief Executive Officer, was to merge with and into the Company, and each outstanding share of the Company’s common stock was to be exchanged for the right to receive $1.50 in cash.

     On October 28, 2004, the Company and Storage Acquisition Company, L.L.C. entered into an Acquisition Agreement under which the Acquirer made a tender offer for 100% of the Company’s common stock for $2.25 per share in cash. Before entering into the Acquisition Agreement, pursuant to the terms of the JRT Agreement, the Company and JRT terminated the JRT Agreement pursuant to a Termination Agreement, to enable the Company to enter into the Acquisition Agreement. As provided in the JRT Agreement, the Company was obligated to reimburse JRT up to a maximum of $550,000 in expenses related to the JRT Agreement. The Company reimbursed JRT a total of $498,806.

     On December 13, 2004, the Acquirer and the Company jointly announced that the Acquirer had completed its tender offer for the outstanding shares of common stock (including the associated preferred stock purchase rights) of the Company for $2.25 per share, net to the seller, in cash without interest. As a result of the tender offer, the Acquirer obtained 93% of the outstanding common shares. Joseph Gantz, the Company’s Chairman of the Board, is a member of Storage Acquisition Company, L.L.C. See Note 2 to Consolidated Financial Statements.

Item 14. Principal Accountant Fees and Services

     KPMG LLP acted as independent registered public accounting firm to audit the Company’s consolidated financial statements for the fiscal year ended January 1, 2005.

     The following table sets forth the aggregate fees accrued for audit to the Company for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended January 1, 2005 and December 27, 2003, including the review of the financial statements included in the Company’s Form 10-Q filings and general accounting consultations, by the Company’s independent registered public accounting firm, KPMG LLP.

	2004	2003
Audit fees	$282,743	$218,500
Audit related fees (1)	5,578	—

Total audit and audit-related fees	288,321	218,500

Tax fees (2)	52,000	42,000
All other fees	—	—

Total fees	$340,321	$260,500

(1)	Other audit related fees are for assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of the Company’s financial statements.

(2)	Tax fees include tax compliance, tax advice and tax planning.

     The Audit Committee pre-approves the Audit, Audit-Related, Tax and All Other services performed by the independent registered public accounting firm in accordance with its policy with respect thereto. No services provided by the independent registered public accounting firm under the categories of “Audit Fees”, “Audit-Related Fees”, and “Tax Fees” were approved pursuant to the de minimus exception provided in Rule 2-01(c)(7)(i)(C) of Regulation S-X.

The Audit Committee has considered whether the provision of non-audit services by the Company’s independent registered public accounting firm, KPMG LLP, is compatible with maintaining the independence of the independent registered public accounting firm.

PART IV

Item 15. Exhibits and Financial Statement Schedules

     Listed below are the consolidated financial statements, additional financial information, and exhibits included in this Annual Report on Form 10-K:

1. Financial Statements

The financial statements and notes to the consolidated financial statements are included in Item 8.

2. Additional Financial Information

Report of Independent Registered Public Accounting Firm on Schedule II.

Schedule II – Valuation and Qualifying Accounts

3. Exhibits

The Exhibit Index attached to this Form 10-K is incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME PRODUCTS INTERNATIONAL, INC.
By /s/ Douglas S. Ramsdale
Douglas S. Ramsdale
Chief Executive Officer

Date: April 1, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph Gantz	Chairman of the Board	April 1, 2005
Joseph Gantz

/s/ Douglas S. Ramsdale	Chief Executive Officer and	April 1, 2005
Douglas S. Ramsdale	Director (Principal Executive Officer)

/s/ James M. Gould	Director	April 1, 2005
James M. Gould

/s/ Ellen Havdala	Director	April 1, 2005
Ellen Havdala

/s/ Robert Lawrence	Director	April 1, 2005
Robert Lawrence

/s/ Donald J. Liebentritt	Director	April 1, 2005
Donald J. Liebentritt

/s/ William C. Pate	Director	April 1, 2005
William C. Pate

/s/ Terry Savage	Director	April 1, 2005
Terry Savage

/s/ Mark Weber	Director	April 1, 2005
Mark Weber

/s/ James E. Winslow	Executive Vice President, Chief	April 1, 2005
James E. Winslow	Financial Officer and Secretary
(Principal Financial Officer)

/s/ Mark J. Suchinski	Vice President and	April 1, 2005
Mark J. Suchinski	Chief Accounting Officer
(Principal Accounting Officer)

Exhibit
Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated as of February 13, 1997, by and among Selfix, Inc., HPI Merger, Inc. and Home Products International, Inc. Incorporated by reference from Exhibit 2.1 to Form 8-B Registration Statement filed on February 20, 1997.

2.2	Stock Purchase Agreement, made as of January 1, 1997, between the Company, Leonard J. Tocci, Richard M. Tocci, Lawrence J. Tata, Michael P. Tata and Barbara L. Tata. Incorporated by reference from Exhibit 2.2 to Form 8-K filed on February 28, 1997.

2.3	Agreement and Plan of Merger, dated as of January 1, 1997, by and among the Company, Housewares Sales, Inc. and the individual shareholders of Housewares Sales, Inc. Incorporated by reference from Exhibit 2.1 to Form 8-K filed on February 28, 1997.

2.4	Amended and Restated Agreement, dated December 30, 1997, by and among the Company, Seymour Sales Corporation (“Seymour Sales”), Seymour Housewares Corporation (“Seymour Housewares”), and Chase Venture Capital Associates, majority shareholder of Seymour Sales Corporation (“Chase”). Incorporated by reference from Exhibit 2.1 to Form 8-K filed on January 13, 1998, which was subsequently modified as stated in Item 2 to Form 8-K/A filed on March 16, 1998.

2.5	Form of Escrow Agreement (Exhibit 2.8 to Amended and Restated Agreement, dated December 30, 1997 by and among the Company, Seymour Sales, Seymour Housewares, and Chase by and among the Company, the security holders of Seymour Sales, Chase and LaSalle National Bank. Incorporated by reference to exhibit 2.6 to Form 10-K filed on March 27, 1998.

2.6	Asset Purchase and Sale Agreement among Plastics, Inc., the Company and Newell Co. dated as of July 31, 1998. Incorporated by reference to Form 8-K/A filed on November 6, 1998.

2.7	Asset Purchase Agreement among Tenex Corporation and the Company, dated July 24, 1998. Incorporated by reference to Form 8-K filed on August 14, 1998.

2.8	Asset Purchase Agreement among Austin Products, Inc. d/b/a Epic and Tamor Corporation, dated May 12, 1999. Incorporated by reference to Exhibit 2.8 to Form 10-K filed on March 24, 2000.

2.9	Stock Purchase Agreement between Recore Industries Corporation and the Company for the sale of Shutters, Inc. (“Shutters”), effective December 27, 1998. Incorporated by reference to Exhibit 2.9 to Form 10-K filed on March 24, 2000.

2.10	Asset Purchase and Sale Agreement dated as of June 6, 2001 among Home Products International-North America, Inc., A & E Products Group LP, Tyco Plastics Services AG and Tyco (US) Holdings Inc. Incorporated by reference from Exhibit 2. to Form 8-K filed on July 18, 2001.

2.11	Agreement and Plan of Merger dated June 2, 2004 by and between the Company and JRT Acquisition, Inc. Incorporated by reference to Exhibit 99.1 to Form 8-K filed on June 3, 2004.

2.12	First Amendment to Agreement and Plan of Merger dated October 11, 2004 by and between the Company and JRT Acquisition, Inc. Incorporated by reference to Exhibit 99.1 to Form 8-K filed on October 12, 2004.

2.13	Termination Agreement dated as of October 28, 2004 by and among JRT Acquisition, Inc., James R. Tennant and the Company. Incorporated by reference to Exhibit 99.7 to Form 8-K filed on October 29, 2004.

2.14	Acquisition Agreement dated as of October 28, 2004 by and between Storage Acquisition Company, L.L.C. and the Company. Incorporated by reference to Exhibit 99.1 to Form 8-K filed on October 29, 2004.

Exhibit
Number	Exhibit Title

3.1	Certificate of Incorporation of the Company filed with the Delaware Secretary of State on February 7, 1997. Incorporated by reference to Exhibit 3.1 to Form 8-B Registration Statement filed on February 20, 1997.

3.2	By-laws of the Company. Incorporated by reference from Exhibit 3.2 to Form 8-B Registration Statement filed on February 20, 1997.

3.3	Amendment to By-laws of the Company adopted by the Board of Directors on December 14, 2004. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 15, 2005.

3.4	Amendment to the By-laws of the Company Adopted by the Board of Directors on January 5, 2005. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 6, 2005.

4.1	Form of Rights Agreement dated as of May 21, 1997, between the Company and ChaseMellon Shareholder Services L.L.C., as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate. Incorporated by reference to Exhibit 4.2 to Form S-2 Registration Statement (File No. 333-25871) filed on April 25, 1997.

4.2	First Amendment to Rights Agreement dated as of October 28, 2004. Incorporated by reference to Exhibit 99.8 to Form 8-K filed on October 29, 2004.

4.3	Second Amendment to Rights Agreement dated as of November 11, 2004. Incorporated by reference to Exhibit 99.1 to Form 8-K filed on November 12, 2004.

4.4	Indenture between Home Products International, Inc., the Subsidiary Guarantors (as defined therein) and LaSalle National Bank, dated May 14, 1998. Incorporated by reference to Exhibit 4.1.1 to Form S-4 Registration Statement (File No. 333-56549) (“Form S-4”) filed on June 10, 1998.

4.5	Specimen Certificate of 9.625% Senior Subordinated Notes due 2008. Incorporated by reference to Exhibit 4.1.3 to Form S-4 filed on June 10, 1998.

4.6	Voting Agreement dated as of October 28, 2004, by and between Storage Acquisition Company, L.L.C. and Joseph Gantz. Incorporated by reference to Exhibit 99.5 to Form 8-K filed on October 29, 2004.

4.7	Board Composition Agreement dated as of October 28, 2004. Incorporated by reference to Exhibit 99.6 to Form 8-K filed on October 29, 2004.

10.1	The Company’s 1994 Stock Option Plan. Incorporated by reference to Exhibit A of the Company’s Proxy Statement for its 1994 Annual Meeting. **

10.2	The Company’s 1991 Stock Option Plan Incorporated by reference to Exhibit A of the Company’s Proxy Statement for its 1991 Annual Meeting. **

10.3	The Company’s 1987 Stock Option Plan Incorporated by reference from Exhibit 10.8 to Form S-1 Registration Statement (File No. 33-23881). **

10.4	Home Products International, Inc. Executive Incentive Plan. Incorporated by reference to Exhibit (e)(10) to the Schedule 14D-9 filed on November 12, 2005. **

10.5	Home Products International, Inc. Management Incentive Plan. Incorporated by reference to Exhibit (e)(11) to the Schedule 14D-9 filed on November 12, 2005. **

10.6	Lease, dated July 24, 1980, among Selfix as Tenant and NLR Gift Trust and MJR Gift Trust as Landlord concerning Selfix’s facility in Chicago, Illinois. Incorporated by reference from Exhibit 10.9 to Form S-1 Registration Statement (File No. 33-23881).

10.7	Assignment and Assumption Agreement by and between the Company and Prestige Plastics, Inc. Incorporated by reference to Form 8-K/A filed on November 6, 1998.

Exhibit
Number	Exhibit Title

10.8	Employment Agreement between the Company and James R. Tennant, Chairman of the Board and Chief Executive Officer dated January 1, 1997. Incorporated by reference from Exhibit 10.10 to Form 8-B Registration Statement filed on February 20, 1997. **

10.9	Employment Agreement between the Company and Stephen R. Brian, President and Chief Operating Officer dated January 5, 1998. Incorporated by reference from Exhibit No. 10.16 to Form 10-K filed on March 27, 1998. **

10.10	Reimbursement Agreement by and among Selfix, Shutters, Inc. and LaSalle National Bank dated as of April 12, 1996 relating to letter of credit issued in connection with the Series 1990 Bonds. Incorporated by reference from Exhibit 10.11 to Form 8-B Registration Statement filed on February 20, 1997.

10.11	Description of the 1998 Executive Incentive Bonus Plan. Incorporated by reference to the Compensation Committee Report contained in the Company’s Proxy Statement for its annual meeting of shareholders held on May 20, 1998.**

10.12	Description of the 1998 Management Incentive Bonus Plan. Incorporated by reference to the Compensation Committee Report contained in the Company’s Proxy Statement for its annual meeting of shareholders held on May 20, 1998.**

10.13	The Company’s 1999 Performance Incentive Plan. Incorporated by reference from the Company’s Proxy Statement for its 1999 Annual Meeting. **

10.14	The Company’s 1999 Directors Restricted Stock Plan. Incorporated by reference from the Company’s Proxy Statement for its 1999 Annual Meeting. **

Exhibit
Number	Exhibit Title

*10.15	Amended and Restated Loan and Security Agreement dated as of December 14, 2004, among Home Products International – North America, Inc. and Fleet Capital Corporation.

10.16	Deferred Compensation Plan of Home Products International, Inc. Incorporated by reference from Exhibit 10.23 to Form 10-Q filed on May 12, 2003. **

10.17	Employment Agreement dated as of May 19, 1999, as amended October 14, 1999, as amended December 15, 1999, between the Company and James R. Tennant. Incorporated by reference from Exhibit 10.24 to Form 10-Q filed on May 12, 2003. **

10.18	Retention and Non-Competition and Non-Solicitation Agreement dated January 28, 2000, as amended March 21, 2000, between the Company and James E. Winslow. Incorporated by reference from Exhibit 10.25 to Form 10-Q filed on May 12, 2003. **

10.19	Retention Agreement dated January 28, 2000, as amended January 17, 2002, between the Company and Charles F. Avery, Jr. Incorporated by reference from Exhibit 10.26 to Form 10-Q filed on May 12, 2003. **

10.20	Retention Agreement dated January 28, 2000, as amended January 17, 2002, between the Company and Peter Graves. Incorporated by reference from Exhibit 10.27 to Form 10-Q filed on May 12, 2003. **

10.21	Retention Agreement dated January 28, 2000, as amended January 17, 2002, between the Company and Joseph Lacambra. Incorporated by reference from Exhibit 10.28 to Form 10-Q filed on May 12, 2003. **

10.22	Employment letter dated October 18, 1994, as amended May 15, 2000, between the Company and James E. Winslow. Incorporated by reference from Exhibit 10.29 to Form 10-Q filed on May 12, 2003. **

10.23	Employment offer summary, between the Company and Charles F. Avery, Jr. Incorporated by reference from Exhibit 10.30 to Form 10-Q filed on May 12, 2003. **

10.24	Employment arrangement dated August 23, 2001, between the Company and Joseph Lacambra. Incorporated by reference from Exhibit 10.31 to Form 10-Q filed on May 12, 2003. **

Exhibit
Number	Exhibit Title

10.25	Employment Agreement between Home Products International, Inc. and Douglas Ramsdale, dated December 14, 2004. Incorporated by reference from Exhibit 10.1 to Form 8-K filed on December 15, 2004. **

10.26	Employment Agreement between Home Products International, Inc. and Richard Hassert, dated December 14, 2004. Incorporated by reference from Exhibit 10.2 to Form 8-K filed on December 15, 2004. **

10.27	Employment Agreement between Home Products International, Inc. and F. Randall Chambers, dated January 3, 2005. Incorporated by reference from Exhibit 10.1 to Form 8-K filed on January 6, 2005. **

10.28	Employment Agreement between Home Products International, Inc. and G. Park Owens, dated January 5, 2005. Incorporated by reference from Exhibit 10.2 to Form 8-K filed on January 6, 2005. **

10.29	Assignment and Assumption Agreement by and among Home Products International, Inc., Storage Acquisition Company, L.L.C. and James Tennant, dated December 14, 2004. Incorporated by reference from Exhibit 10.3 to Form 8-K filed on December 15, 2004.

11.1	Statement Regarding Computation of Earnings Per Share. Incorporated by reference to Notes — to the Consolidated Financial Statements in Item 8 of this Form 10-K.

*21.1	Subsidiary of the registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification by Douglas S. Ramsdale, Chief Executive Officer and Chairman of the Board, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of James E. Winslow, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

*	Filed herewith, exhibits not marked with an asterisk are incorporated by reference.

**	Indicates an employee benefit plan, management contract or compensatory plan or arrangement in which a named executive officer and/or a director participates.