Form 10-Q
period 2005-04-02
HOME PRODUCTS INTERNATIONAL INC
filed 2005-05-17
CIK 814457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common shares, par value $0.01, outstanding as of May 7, 2005 – 8,154,587

HOME PRODUCTS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOME PRODUCTS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	April 2,	January 1,
	2005	2005
Assets
Current assets:
Cash and cash equivalents	$1,421	$1,146
Accounts receivable, net	30,512	51,473
Inventories	33,974	30,292
Prepaid expenses and other current assets	1,843	2,787

Total current assets	67,750	85,698

Property, plant and equipment - at cost	95,367	95,361
Less accumulated depreciation	(65,383)	(63,718)

Property, plant and equipment, net	29,984	31,643

Other intangibles, net	75	100
Goodwill, net	72,780	73,182
Other non-current assets	1,734	1,865

Total assets	$172,323	$192,488

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Revolving line of credit and other current debt	$11,852	$25,091
Accounts payable	20,653	25,723
Accrued liabilities	17,455	14,450

Total current liabilities	49,960	65,264

Long-term obligations - net of current debt	120,646	120,655
Other liabilities	4,397	4,199

Total liabilities	175,003	190,118

Stockholders’ equity (deficit):
Preferred Stock - authorized, 500,000 shares, $.01 par value; - None issued	—	—
Common Stock - authorized 15,000,000 shares, $.01 par value; 8,964,781 shares issued at April 2, 2005 and January 1, 2005	90	90
Additional paid-in capital	50,677	50,677
Accumulated deficit	(46,898)	(41,848)
Common stock held in treasury - at cost; 810,194 shares at April 2, 2005 and January 1, 2005	(6,501)	(6,501)
Accumulated other comprehensive loss	(48)	(48)

Total stockholders’ equity (deficit)	(2,680)	2,370

Total liabilities and stockholders’ equity (deficit)	$172,323	$192,488

The accompanying notes are an integral part of the condensed consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Thirteen weeks
	ended
	April 2,	March 27,
	2005	2004
Net sales	$51,391	$53,190
Cost of goods sold	45,107	43,289

Gross profit	6,284	9,901

Operating expenses:
Selling and marketing	3,796	3,720
General and administrative	3,885	2,720
Shareholder transaction costs	118	273
Amortization of intangible assets	25	124

Operating profit (loss)	(1,540)	3,064

Non-operating income (expense):
Interest income	—	3
Interest expense	(3,486)	(3,255)
Other expense, net	(13)	(8)

Net non-operating expense	(3,499)	(3,260)

Loss before income taxes	(5,039)	(196)

Income tax expense	(11)	(7)

Net loss	$(5,050)	$(203)

Net loss per common share:
Basic	$(0.62)	$(0.03)

Diluted	$(0.62)	$(0.03)

Weighted average common shares outstanding-basic	8,154,587	7,986,556

Weighted average common shares outstanding-diluted	8,154,587	7,986,556

The accompanying notes are an integral part of the condensed consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Thirteen weeks ended
	April 2,	March 27,
	2005	2004
Operating activities:
Net loss	$(5,050)	$(203)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,938	2,130
Loss on the disposal of assets	13	—
Changes in working capital:
Decrease in accounts receivable	20,961	13,769
Increase in inventories	(3,682)	(5,185)
(Increase) decrease in other current assets	944	(381)
(Decrease) increase in accounts payable	(5,070)	1,713
Increase in accrued liabilities	3,005	590
Other non current assets	131	798
Other long term liabilities	198	255
Other, net	—	(14)

Net cash provided by operating activities	13,388	13,472

Investing activities:
Settlement of environmental escrow	402	—
Capital expenditures, net	(267)	(924)

Net cash used in investing activities	135	(924)

Financing activities:
Net repayments under loan and security agreement	(13,222)	(9,811)
Payments of capital lease obligation	(26)	(32)
Exercise of stock options, issuance of common stock under stock purchase plan and other	—	8

Net cash used in financing activities	(13,248)	(9,835)

Net increase in cash and cash equivalents	275	2,713
Cash and cash equivalents at beginning of period	1,146	797

Cash and cash equivalents at end of period	$1,421	$3,510

Supplemental disclosures
Cash paid in the period:
Interest	$558	$334

Income taxes	$4	$14

The accompanying notes are an integral part of the condensed consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
(Unaudited)

Note 1. Summary of Significant Accounting Policies

The Company

     Home Products International, Inc. (the “Company”), based in Chicago, is a leading designer, manufacturer and marketer of a broad range of value-priced, quality consumer houseware products. The Company’s products are marketed principally through mass-market trade channels in the United States and internationally.

Financial Statement Presentation

     The condensed consolidated financial statements for the thirteen weeks ended April 2, 2005 and March 27, 2004, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of April 2, 2005 and for all periods presented.

     Certain information and note disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K for the year ended January 1, 2005. The results of operations for the thirteen weeks ended April 2, 2005 are not necessarily indicative of the operating results to be expected for the full year.

Use of Estimates

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

Recent Accounting Pronouncements

     In March 2005, Staff Accounting Bulletin No. 107 (“SAB 107”) was issued which expressed views of the Securities and Exchange Commission (“SEC”) regarding the interaction between Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payment” and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. The accounting provisions of SFAS 123R are effective as of the beginning of the first annual period beginning after June 15, 2005. Although the Company has not yet determined whether adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirement under SFAS 123R, acceptable methods of determining fair market value, and the magnitude of the impact on its fiscal 2006 consolidated net income and earnings per share.

Note 2. Stock-Based Compensation Plans

     SFAS No. 123, “Accounting for Stock-Based Compensation” encourages companies to adopt a fair value approach to valuing stock-based compensation that would require compensation cost to be recognized based upon the fair value of the stock-based instrument issued. The Company has elected, as permitted by SFAS No. 123, to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Based Compensation” and the related interpretations in accounting for stock option awards under the stock option plans. Under APB Opinion No. 25, compensation expense is recognized if the market price on the date of grant exceeds the exercise price. All options granted by the Company have been granted at the market price of stock on the date of grant. The following table shows the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model.

	Thirteen weeks
	ended
	April 2,	March 27 ,
	2005	2004
Net loss as reported	$(5,050)	$(203)
Less: total stock-based compensation expense determined under fair value based method for all awards	(12)	(31)

Pro forma net loss	$(5,062)	$(234)

Basic loss per common share – as reported	$(0.62)	$(0.03)

Basic loss per common share – pro forma	$(0.62)	$(0.03)

Diluted loss per common share – as reported	$(0.62)	$(0.03)

Diluted loss per common share – pro forma	$(0.62)	$(0.03)

     No stock options were granted during the thirteen weeks ended April 2, 2005 and March 27, 2004.

Note 3. Shareholder Transaction

     On December 13, 2004, Storage Acquisition Company, L.L.C., a Delaware limited liability company (“Acquirer”) completed its tender offer for the outstanding shares of common stock (including the associated preferred stock purchase rights) of the Company for $2.25 per share, net to the seller, in cash, without interest. As a result of the tender offer, the Acquirer obtained 93% of the Company’s outstanding common shares. Collectively, the process that led to the offer and the completion of the tender offer is referred to herein as the “Shareholder Transaction”.

     On December 15, 2004 the Company’s common stock was deregistered and is no longer trading on The NASDAQ SmallCap Market. There is no assurance that the Company’s shares will be traded on the over-the-counter bulletin board, or that price quotations will be reported through any other sources. In addition, the Company has suspended its reporting obligations under the Securities Exchange Act of 1934, effective as of March 15, 2005.

     Notwithstanding the suspension of its obligation to file periodic financial reports, by the terms of the Company’s indenture governing its 9-5/8% Senior Subordinated Notes due May 14, 2008, the Company is required to voluntarily file annual, periodic and current reports with the SEC as a voluntary filer so long as the indenture covenants remain in effect.

     In connection with the Shareholder Transaction, the Company incurred costs during the first quarter of 2005 and 2004. These costs included legal fees and other related costs. The costs incurred during the first quarter of 2004 were associated with terminated Agreement and Plan of Merger, by and between the Company and JRT Acquisition, Inc. For further information please see the Company’s Form 10-K for fiscal 2004, which is incorporated by reference. The following table provides a breakdown of the costs incurred in the first quarter of 2005 and 2004.

	Thirteen weeks ended
	April 2,	March 27,
	2005	2004
Legal fees	$117	$223
Other related costs	1	50

Total	$118	$273

Note 4. Eagan Shutdown

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

     During the first quarter of 2005 and 2004, the Company incurred $32 and $606, respectively, of Eagan Shutdown charges. These charges related to costs associated with the Eagan, Minnesota plant closure, employee severance, costs associated with the relocation of equipment and inventory and employee related fringe benefits. Eagan Shutdown charges incurred were included in cost of goods sold in the Company’s condensed consolidated statements of operations.

     The following tables reflect the changes in the accrual during the thirteen weeks ended April 2, 2005 and March 27, 2004 associated with the Eagan Shutdown. This accrual was included in accrued liabilities on the Company’s condensed consolidated balance sheets.

	Accrual	Charged			Accrual
	balance at	to			balance at
	January 1,	Earnings	Cash	Non-Cash	April 2,
Description of Accrual	2005	2005	Utilization	Utilization	2005
Employee separations	$—	$—	$—	$—	$—
Other	—	32	(32)	—	—

Total Eagan Shutdown costs	$—	$32	$(32)	$—	$—

	Accrual	Charged			Accrual
	balance at	to			balance at
	December 27,	Earnings	Cash	Non-Cash	March 27,
Description of Acrual	2003	2004	Utilization	Utilization	2004
Employee separations	$428	$—	$(245)	$—	$183
Other	—	606	(606)	—	—

Total Eagan Shutdown costs	$428	$606	$(851)	$—	$183

Note 5. Inventories

     The components of the Company’s inventory consists of direct labor, direct materials and the applicable portion of overhead required to manufacture the goods.

	April 2,	January 1,
	2005	2005
Finished goods	$20,860	$19,540
Work-in-process	1,601	1,167
Raw materials	11,513	9,585

	$33,974	$30,292

Note 6. Goodwill and Patents and Non-Compete Agreements

     Goodwill relates to the excess of purchase price over the fair value of tangible assets acquired. Goodwill is tested at least annually for impairment or more often if an event or circumstance indicates that an impairment loss has been incurred.

     The change in the carrying amount of goodwill for the thirteen weeks ended April 2, 2005 was as follows:

Total
Balance at January 1, 2005	$73,182
Settlement of environmental escrow account	(402)

Balance at April 2, 2005	$72,780

     During the first quarter of 2005, the carrying amount of goodwill was decreased by $402 as a result of the settlement of an environmental escrow account related to an acquisition made in 1997.

     Patents and non-compete agreements are amortized over their useful lives, and are evaluated annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. For patents that remain subject to amortization provisions, amortization expense is expected to be $75 for the remainder of 2005.

     Patents and non-compete agreements consist of the following:

		April 2, 2005
	Average	Gross		Net
	Life	Carrying	Accumulated	Carrying
	(Yrs.)	Amount	Amortization	Amount

Amortized intangible assets:
Patents	7 to 14	$1,008	$(933)	$75
Non-compete agreements	10	2,928	(2,928)	—

Total		$3,936	$(3,861)	$75

		January 1, 2005
	Average	Gross		Net
	Life	Carrying	Accumulated	Carrying
	(Yrs.)	Amount	Amortization	Amount

Amortized intangible assets:
Patents	7 to 14	$1,008	$(908)	$100
Non-compete agreements	10	2,928	(2,928)	—

Total		$3,936	$(3,836)	$100

     Aggregate amortization expense for the thirteen weeks ended April 2, 2005 and March 27, 2004 was $25 and $124, respectively.

Note 7. Commitments and Contingencies

     The Company has entered into commitments to purchase certain core commodities at formula-based prices. The agreements expire in 2005 and 2006. Future related minimum commitments to purchase commodities, assuming April 2005 price levels, are $73,000 in 2005.

     The Company was a party to a legal action described below. In addition, the Company is party to various claims, legal actions and complaints including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

     On June 4, 2004, a complaint was filed in the Chancery Division of the Circuit Court of Cook County, Illinois against the Company and the Company’s directors. The complaint purported to be filed by a stockholder and alleged that in entering into the Agreement and Plan of Merger, by and between the Company and JRT Acquisition, Inc. (“JRT”), as amended by the First Amendment to the Agreement and Plan of Merger, dated October 11, 2004 (the “JRT Agreement”), the Company’s board of directors breached their fiduciary duties of loyalty, due care, independence, good faith and fair dealing. The complaint included a request for a declaration that the action be maintained as a class action. On May 5, 2005, the Chancery Division of the Circuit Court of Cook County, Illinois dismissed the action without prejudice.

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

Note 9. Net Loss Per Share

          The following information presents net loss per share, basic and diluted:

	Thirteen weeks
	ended
	April 2,	March 27 ,
	2005	2004

Net loss	$(5,050)	$(203)

Weighted average shares outstanding - basic	8,154,587	7,986,556
Impact of stock options and warrants	—	—

Weighted average shares outstanding - diluted	8,154,587	7,986,556

Net loss per share - basic	$(0.62)	$(0.03)

Net loss per share - diluted	$(0.62)	$(0.03)

          Net loss per share - basic is computed based on the weighted average number of outstanding common shares. Net loss per share - diluted normally includes the weighted average effect of dilutive stock options and warrants on the weighted average shares outstanding. At April 2, 2005, stock options and warrants to purchase the Company’s common stock totaling 171,900 were not included in the net loss per share – diluted since impact would have been anti-dilutive. At March 27, 2004, stock options and warrants to purchase the Company’s common stock totaling 983,420 were not included in the net loss per share – diluted since their impact would have been anti-dilutive.

Note 10. Other Comprehensive Loss

          Accumulated other comprehensive loss encompasses foreign currency translation adjustments and is recorded within stockholders’ equity.

          The following table summarizes other comprehensive loss for the periods presented:

	Thirteen weeks
	ended
	April 2 ,	March 27 ,
	2005	2004

Net loss	$(5,050)	$(203)

Other comprehensive loss:
Foreign currency translation adjustments	(0)	(14)

Total comprehensive loss	$(5,050)	$(217)

          The following is a summary of accumulated other comprehensive loss balances:

	April 2,	January 1,
	2005	2005

Foreign currency translation losses	$(48)	$(48)

Accumulated other comprehensive loss	$(48)	$(48)

Note 11. Segment of an Enterprise

          The Company consists of a single operating segment that designs, manufactures and markets quality consumer housewares products. This segmentation is based on the financial information presented to the chief operating decision maker. The following table sets forth the net sales by product category within the Company’s single operating segment.

Product Category Information – Net Sales

	Thirteen weeks ended
	April 2, 2005	March 27, 2004
General storage	$17,758	$21,603
Laundry management	17,701	18,028
Closet storage	10,687	8,434
Bathware	3,138	2,847
Kitchen storage	2,107	2,278

Total net sales	$51,391	$53,190

Major Customers

          The Company is dependent upon a few customers for a large portion of its consolidated net sales. During the first quarter of 2005, Wal-mart, Kmart and Target accounted for 42.2%, 21.2% and 4.4%, respectively, of the Company’s consolidated net sales. During the first quarter of 2004, Wal-mart, Kmart and Target accounted for 33.8%, 24.4% and 15.7%, respectively, of the Company’s consolidated net sales. The loss of one of these customers could have a material adverse effect on the Company. No other customer accounted for more than 10% of consolidated net sales during the thirteen weeks ended April 2, 2005 and March 27, 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This commentary should be read in conjunction with the Company’s consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005.

Overview

          The Company designs, manufactures and markets a broad range of quality houseware products. The following are key factors in understanding the Company’s performance.

•	Customer base

     The Company’s business is highly concentrated among mass merchandisers, including discount stores, home centers and other category specific retailers. Sales to our top three customers, Wal-Mart, Kmart and Target, were 68% of net sales in the thirteen weeks ended April 2, 2005, 72% of net sales in fiscal year 2004 and 73% of net sales in fiscal year 2003. The Company’s products generally have few unique or patented features and are sold at entry level price points. As such, the Company’s financial success is highly dependent on profitably meeting certain price points as demanded by customers. The competitive atmosphere continually pressures our selling prices. After several years of steadily falling selling prices, the Company was able to secure limited selling price increases in 2004 and into 2005.

     The size of the mass merchandisers gives them strong bargaining power with suppliers. They encourage high levels of competition among suppliers, demand that manufacturers supply innovative new products, require suppliers to match or beat quoted prices received from other potential suppliers, demand reduced lead times and demanded that product be warehoused until the customer desires delivery. These customers also actively engage in the direct importation of competitive generic products from multiple sources.

     The high concentration of sales to mass merchandisers also makes the Company’s results dependent upon the operating results and financial viability of its key customers. The Company’s operating results in recent years have been impacted by developments at Kmart, one of the Company’s largest customers. As set forth in Kmart’s public filings, since emerging from bankruptcy in May 2003, Kmart has improved its financial performance. However, Kmart continues to report that it has experienced declines in same store sales and has announced further reductions in store count in connection with its merger with Sears. Kmart has paid all of its current obligations to the Company on time.

•	Cost of raw materials

     The Company’s primary raw materials are plastic resin and steel. Changing prices for such raw materials can cause the Company’s results of operations to fluctuate significantly. The cost of raw materials is impacted by several factors outside the control of the Company including supply and demand characteristics, oil and natural gas prices and the overall state of the economy. As the cost of raw materials rises it results in immediate declines in profitability since the Company has historically been unable to recover all of the cost increase by passing it through to customers. Conversely, when raw material costs decline, the Company’s margins generally are favorably impacted in the short-term, though competitive factors may force a decrease in selling prices that erodes some of the improved profitability. During the first thirteen weeks of fiscal 2005, the average cost of plastic resin increased approximately 48% and average steel prices increased approximately 59% as compared to the average costs in the first thirteen weeks of 2004. The increase in steel and plastic resin costs added approximately $5.9 million to cost of goods sold. Management expects the average cost of both plastic resin and steel to increase during 2005 as compared to 2004.

•	Product mix

     The Company sells a variety of household items. For various reasons, some items provide a better return than others. As the mix of items sold changes, profitability and cash flow are affected. Although we have had some success at getting an increase in selling prices during 2005, there can be no assurance that we will be able to secure additional selling price increases to offset any future rise in raw material costs. To the extent that selling price increases can not be achieved, certain unprofitable products may be discontinued. The costs related to discontinuing a product are relatively minor and relate primarily to the non-cash write-off of related tooling.

•	Molding machine utilization

     The Company has four injection molding facilities with a variety of injection molding machine sizes. Customer ordering patterns and mix of product manufactured impacts utilization of these machines. When demand exceeds capacity, the Company must place production at third party facilities that are more costly than internal manufacturing. In addition, the mix of product sold impacts profitability since low margin items take the same amount of production time as higher margin items. The Company’s future profitability is dependent on selling to its optimum capacity and product mix so that constrained capacity is devoted to products with higher margins. We have no plans for expansion or reduction of our molding capacity until it can profitably operate the facilities it currently owns

•	Financial liquidity

     Seasonal working capital needs are provided by the Company’s $60 million asset-based line of credit. Ability to borrow is a function of the Company’s eligible asset base and outstanding borrowings. During the first thirteen weeks of 2005, cash flow was positive and on April 2, 2005 there were $11.8 million of borrowings outstanding under the line of credit. At April 2, 2005, unused available line of credit was $31.4 million. A significant decline in eligible asset base or cash flow could result in constrained funds for operations. In recent years, the Company has experienced positive cash flow in the first quarter and negative cash flow for the balance of the year. This is due to seasonal cash needs as well as the semi annual payments in May and November of interest on subordinated debt. However, management believes it has sufficient borrowing capability for at least the next 12 months. See “Capital Resources and Liquidity” below for additional discussion of the Company’s cash flows and financing situation.

Shareholder Transaction

     On December 13, 2004, Storage Acquisition Company, L.L.C., a Delaware limited liability company (“Acquirer”) completed its tender offer for the outstanding shares of common stock (including the associated preferred stock purchase rights) of the Company for $2.25 per share, net to the seller, in cash, without interest. As a result of the tender offer, the Acquirer obtained 93% of the Company’s outstanding common shares. Collectively, the process that led to the offer and the completion of the tender offer is referred to herein as the “Shareholder Transaction”.

     On December 15, 2004 the Company’s common stock was deregistered and is no longer trading on The NASDAQ SmallCap Market. There is no assurance that the Company’s shares will be traded on the over-the-counter bulletin board, or that price quotations will be reported through any other sources. In addition, the Company has suspended its reporting obligations under the Securities Exchange Act of 1934, effective as of March 15, 2005.

     Notwithstanding the suspension of its obligation to file periodic financial reports, by the terms of the Company’s indenture governing its 9-5/8% Senior Subordinated Notes due May 14, 2008, the Company is required to voluntarily file annual, periodic and current reports with the SEC as a voluntary filer so long as the indenture covenants remain in effect.

     In connection with the Shareholder Transaction, the Company incurred costs during the first quarters of 2005 and 2004 of $0.1 million and $0.3 million, respectively. These costs included legal fees and other related costs.

Critical Accounting Estimates

     The estimates and assumptions involved in the application of generally accepted accounting principles (“GAAP”) have an impact on the Company’s reported financial condition and operating performance. The Company has identified the critical accounting estimates as those that involve high levels of subjectivity and judgment to account for uncertain or difficult to predict matters that could have a material impact on financial condition or operating performance.

A summary of the critical accounting estimates is as follows:

•	Allowances for retailer deductions and trade programs

     Allowances for retailer deductions and customer programs are recognized when sales are recorded. Allowances are based on various market data, historical trends and information from customers. Although the best information reasonably available to the Company is used to establish the allowances, such information is often based on estimates of retailer recovery rates and future sales to retailers. Retailer programs are often based on annual sales levels in total and by product category. Different recovery rates apply depending on the annual sales levels achieved. As such, judgments are required on an interim basis of the expected full year sales level by customer and product category. Because of the judgment involved, interim estimates can vary significantly from the full year actual determination of program costs. At year-end a more accurate assessment of the current year’s costs can be made. Retailers recover the program costs through deductions against future amounts owed to the Company. It is not unusual for retailers to have a different judgment of the amounts earned than does the Company. Accordingly, the Company maintains allowances for any differences that may arise. Resolution of such differences can sometimes take up to several years depending on the particular program. Allowances are reviewed quarterly and are adjusted based on current estimates of retailer recovery and future sales. Due to changes in estimates, changes in retailer activity and the length of time required for many programs to run their course, it is possible for allowance activity to materially impact operating performance and financial condition in any given period. In the first thirteen weeks of 2005, the allowances for retailer deductions and trade programs as a percentage of gross sales were 5.8%, unchanged from the first quarter of 2004. Due to changes in estimates during the year, interim results can vary from the full year result.

•	Allowance for doubtful accounts

     The Company evaluates the collectibility of its accounts receivable based upon an analysis of historical trends, aging of accounts receivable, write-off experience and credit evaluations of selected high risk customers. In the event of a specific customer bankruptcy or reorganization, specific allowances are established to write down accounts receivable to the level of anticipated recovery. The Company may consult with third-party purchasers of bankruptcy receivables when establishing specific allowances. The determination of specific allowances involves management judgments about the expected financial viability of its customers. Changes in specific allowances for doubtful accounts would only be material to financial condition and operating performance to the extent any change involved one of the Company’s 10 largest customers. The 10 largest customers accounted for approximately 82% of net sales in the first thirteen weeks of 2005 and 75% of accounts receivable at April 2, 2005. No material changes in allowances for doubtful accounts involving any of our 10 largest customers was recorded in the first thirteen weeks of 2005.

•	Inventory valuation

     The Company values inventory at cost (not in excess of market) determined by the first-in, first-out (FIFO) method. Inventory costs are based on standard costs, adjusted for actual manufacturing and raw material purchase price variances. The Company includes material, labor and manufacturing overhead in the cost of inventories. Management regularly reviews inventory for salability and has established allowances to record inventory at the lower of cost or market. The allowances are based on management’s judgments regarding future selling prices and costs of disposal. Such judgments are impacted by economic conditions, condition of the inventory and age of the inventory. Such judgments involve high degrees of uncertainty and subjectivity. Accordingly, changes in estimates can have a material impact on reported results or financial condition.

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

     The Company had $32 million of net deferred tax assets as of January 1, 2005, resulting from net operating loss carryforwards, and other deductible temporary differences, which may reduce taxable income in future periods to the extent the Company generates profits. Because the value of the net deferred tax assets are fully reserved, changes in estimates of future operating performance could result in a reduction of the valuation allowances and a corresponding decrease in income tax expense. The changes in the valuation allowances in any future interim period or fiscal year could be material.

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

     The Company assesses the recoverability of long-lived assets whenever it determines that events or changes in circumstances indicate that their carrying amount may not be recoverable. In accordance with GAAP, indefinite lived intangible assets are subject to annual impairment tests. The Company’s assessments and impairment testing are primarily based upon management estimates of future cash flows associated with these assets. Should the Company’s operating results, or estimated future results, deteriorate, the Company may determine that some portion of our long-lived tangible or intangible assets are impaired. Such determination could result in non-cash charges that could materially affect the Company’s consolidated financial position or results of operations for that period. At April 2, 2005, intangible assets were $72.9 million and long-lived assets (property, plant and equipment) were $30.0 million. No impairment charges were incurred in the first thirteen weeks of 2005.

Thirteen weeks ended April 2, 2005 compared to the thirteen weeks ended March 27, 2004

          In the discussion and analysis that follows, all references to 2005 are for the thirteen week period ended April 2, 2005 and all references to 2004 are for the thirteen week period ended March 27, 2004.

          The following discussion and analysis compares the actual results for the first quarter of 2005 to the actual results for the first quarter of 2004 with reference to the following (dollars in thousands, except net loss per share; unaudited):

	Thirteen weeks ended
	April 2, 2005		March 27, 2004
Net sales	$51,391	100.0%	$53,190	100.0%
Cost of goods sold	45,107	87.8%	43,289	81.4%

Gross profit	6,284	12.2%	9,901	18.6%

Selling, general and administrative expenses	7,681	15.0%	6,440	12.1%
Shareholder transaction costs	118	0.2%	273	0.5%

	Thirteen weeks ended
	April 2, 2005		March 27, 2004
Amortization of intangible assets	25	0.0%	124	0.2%

Operating profit (loss)	(1,540)	(3.0%)	3,064	5.8%

Interest expense	(3,486)	(6.8%)	(3,255)	(6.1%)
Other expense, net	(13)	(0.0%)	(5)	(0.0%)

Loss before income taxes	(5,039)	(9.8%)	(196)	(0.3%)

Income tax expense	(11)	(0.0%)	(7)	(0.0%)

Net loss	$(5,050)	(9.8%)	$(203)	(0.3%)

Net loss per share – basic	$(0.62)		$(0.03)

Net loss per share – diluted	$(0.62)		$(0.03)

Weighted average common shares outstanding:
Basic	8,155		7,987
Diluted	8,155		7,987

          Net sales. 2005 first quarter net sales of $51.4 million were down 3.4% as compared to net sales in the first quarter of 2004 of $53.2 million. Sales were down due to decreased unit sales across all product lines to our largest customers. Sales to the top three customers were 68% of net sales as compared to 74% in the prior period. Selling prices were up $4.1 million as compared to the prior year period.

          Gross profit. The Company’s gross profit in the first quarter of 2004 was $6.3 million as compared to $9.9 million in the first quarter of 2004 and gross profit margins decreased to 12.2% of net sales from 18.6% a year ago. Margins were influenced by a number of factors, including:

•	The cost of raw materials increased resulting in a $5.9 million cost increase as compared to the first quarter of 2004;

•	Selling price increases of $4.1 million partially recovered the additional raw material costs;

•	Gross sales decrease (net of selling price increases) of $6.0 million resulted in lost gross profit of $1.1 million;

•	Factories produced less units resulting in a reduction of overhead absorption. The lower running rates resulted in additional costs of $1.7 million; and

•	Costs related to the January 2004 closing of the Eagan Minnesota facility were $0.6 million in the first quarter of 2004.

          Selling, general and administrative expenses. SG&A expenses of $7.7 million in the first quarter of 2005 were up $1.2 million compared to a year ago. SG&A expenses in 2005 included $1.2 million of severance related to management changes since the Shareholder Transaction. Expenses in 2004 were favorably impacted by a $0.5 million bad debt recovery.

          Shareholder transaction costs. In the first quarter of 2005, the Company incurred $0.1 million of legal costs. In the first quarter of 2004, the Company incurred legal costs related to the process that culminated with the Shareholder Transaction.

          Interest expense. Interest expense of $3.5 million in 2005 was up $0.2 million from the prior year period. Borrowings in late 2004 to pay expenses related to the Shareholder Transaction resulted in higher debt levels as compared to a year ago.

          Income tax expense. Income tax expense was not material in either period. The Company was unable to benefit from current period losses due to the uncertainty regarding future profitability for tax purposes. The recorded tax provision relates to state and foreign taxes.

          Net loss. The net loss in the first quarter of 2005 was $5.1 million, up significantly from the 2004 first quarter loss of $0.2 million. Lower sales, increased raw material costs, reduced factory running rates and the severance and retention costs related to changes in management were the primary reasons for the increased loss. The loss per diluted share was $(0.62) as compared to $(0.03) in the first quarter of 2004.

          The diluted weighted average number of shares outstanding increased to 8,154,587 in 2005 from 7,986,556 a year ago. Options and warrants were not included in the computation of diluted weighted average shares outstanding because the assumed exercise of such equivalents would have reduced the loss per share.

Capital Resources and Liquidity

          The Company’s primary sources of liquidity and capital resources include cash provided from operations and borrowings under the Company’s asset-based $60 million Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”). On December 14, 2004, the Company and Fleet Capital Corporation entered into the Amended Loan Agreement to accommodate operations subsequent to the Shareholder Transaction. The changes within the Amended Loan Agreement included an increase in the line of credit from $50 million to $60 million, an extension of the term of the agreement by 9 months to December 13, 2008, a reduction of applicable interest rates by 25 basis points and a reduction of the minimum excess availability requirement from $9.2 million to $5.0 million. The covenants restricting changes of ownership and changes of control of the Company have been revised to reflect the new ownership structure of the Company following the Shareholder Transaction.

          The Company generates cash by the profitable sale of its products. Disbursements of cash for materials and services generally occur during the manufacturing and purchasing process, which is usually 30-90 days prior to sale. Collection of receivables generally occurs approximately 45-60 days after shipment. For certain large promotional items that typically ship in the fourth quarter, the Company begins building inventory in the second and third quarters. The inventory for these promotional items typically is not turned to cash until the first quarter of the following year. The timing of cash flows is further impacted by the semi-annual interest payments on the high-yield bonds. Interest payments of about $5.6 million occur in May and November. As a result of the operational seasonality and the timing of the interest payments, the Company normally has positive cash flow in the first quarter and negative cash flow for the balance of the year. During the first quarter of 2005, the Company had positive cash flow (which the Company defines as the net change in cash and debt) of $13.5 million as compared to positive cash flow in the first quarter of 2004 of $12.6 million.

          During 2004, the Company’s cash and cash equivalents increased to $1.4 million at April 2, 2005 from $1.1 million at January 1, 2005. Borrowings under the Amended Loan Agreement decreased $13.2 million during the first quarter due primarily to reductions in working capital.

          Working capital (excluding cash and short term debt) at April 2, 2005 was $28.2 million, down $16.2 million from January 1, 2005. Receivables decreased $21 million due to seasonally lower sales in the first quarter of 2005 as compared to the fourth quarter of 2004. Inventories increased $3.7 million due to higher raw material costs and seasonal builds for later shipment. Accounts payable and accrued liabilities decreased $2.1 million due primarily to the timing of certain payments to vendors.

          Capital spending in the first quarter of 2005 was $0.3 million as compared to $0.9 million in 2004. Capital spending was primarily related to new product tooling and normal replacement of equipment. In addition, the settlement of an environmental escrow account related to a 1997 acquisition generated $0.4 million of cash in the first quarter of 2005.

          The Amended Loan Agreement covenants require the Company to maintain excess availability at all times of at least $5.0 million. At April 2, 2005, the eligible asset base was $50.1 million. Thus, the Company could borrow up to $45.1 million under the Amended Loan Agreement. At April 2, 2005, there were $11.8 million of borrowings under the Amended Loan Agreement and outstanding letters of credit totaled $1.9 million. Accordingly, the Company still had availability under the Amended Loan Agreement of $31.4 million. Despite the first quarter operating loss the Company expects there to be sufficient financing capability to fund operations for at least the next twelve months.

          The Company’s Amended Loan Agreement contains one financial covenant pertaining to a minimum cash interest coverage ratio. The cash interest coverage ratio was required to be no lower than 1.0 at the end of 2004 at which point the ratio begins a quarterly increase until it reaches 1.25 in June 2005. At April 2, 2005, the Company’s cash interest coverage ratio was 1.78. The earnings component of the covenant is the trailing twelve-month earnings before interest, taxes, depreciation and amortization. Certain costs related to factory realignments and the Shareholder Transaction are excluded. For the twelve months ended April 2, 2005, the earnings component of the covenant was $23.4 million. For a definition of cash interest coverage ratio as it is used in the Amended Loan Agreement, refer to the Amended Loan Agreement that was filed as an exhibit to the Company’s 2004 Annual Report on Form 10-K.

          The Company was in compliance with all Amended Loan Agreement covenants as of April 2, 2005.

          The following is a table providing the aggregate annual contractual obligations of the Company including debt, capital lease obligations, future minimum rental commitments under operating leases and purchase obligations at April 2, 2005 and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods.

	Payments Due by Period
	(in thousands)
		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$116,050	$—	$—	$116,050	$—
Capital lease obligations	4,667	71	182	254	4,160
Minimum rental commitments under operating leases	17,948	4,915	7,646	5,387
Purchase obligations (estimated) (1)	131,500	73,000	58,500	—	—

Total contractual cash obligations	$270,165	$77,986	$66,328	$121,691	$4,141

(1)	The Company has entered into commitments to purchase certain core commodities at formula-based prices. The agreements expire in 2005 and 2006. Future related minimum commitments to purchase commodities, assuming April 2005 price levels, are $73 million in 2005. The purchase commitment pricing is not tied to fixed rates; therefore, the Company’s results of operations or financial position could be affected by significant changes in the market cost of the commodities. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Commodity Risk” in the Company’s Form 10-K for fiscal 2004, which is incorporated herein by reference, for further details.

	Financing commitments expiring by period
	(in thousands)
					After
	Total	1 year	2-3 years	4-5 years	5 years
Standby letters of credit	$1,850	$1,850	$—	$—	$—

Off-Balance Sheet Arrangements

          The Company has no off-balance sheet arrangements.

Business Risks and Management Outlook

•	One of the Company’s largest customers is Kmart. The Company’s net sales to Kmart were $73 million in 2004 and $77 million in 2003. After emerging from bankruptcy in May 2003, Kmart has improved its financial performance and has operated within its financial covenants. However, Kmart continues to experience declines in same store sales and has further reduced its store count during 2004. Kmart has paid all of its current obligations to the Company on time and we do not believe that Kmart’s current situation will negatively impact the Company in the near term. Given the size of the Company’s sales to Kmart, future results may be either favorably or unfavorably impacted by any number of factors related to the retailer. In 2004, Kmart announced two transactions involving the sale of up to 74 stores, or approximately 5% of Kmart’s store base. In addition Kmart has recently completed its merger with Sears. It is not yet possible to determine the potential impact of these transactions on Kmart’s purchases with the Company.

•	Historically, plastic resin has represented approximately 20% to 25% of the Company’s cost of goods sold. In 2004, the percentage increased to 35% due to higher plastic resin costs and usage. Plastic resin costs are impacted by several factors outside the control of the Company including supply and demand characteristics, oil and natural gas prices and the overall health of the economy. Any of these factors could potentially have a positive or negative impact on plastic resin prices and the Company’s profitability. Resin costs have continued to increase in 2005 and the Company expects that costs in the remainder of 2005 will exceed costs incurred during 2004. While the Company will make every effort to recover the higher cost of plastic resin, there is no assurance that future resin cost increases can be passed on to customers.

•	The Company currently manufactures a significant portion of its laundry products in the U.S. Management believes that the Company’s current manufacturing structure provides increased flexibility to meet customer needs. All of the Company’s major laundry competitors rely heavily on foreign sourced products. Such products are produced in several countries, including a significant portion from China. Over the past few years, these foreign sourced competitive products were introduced at selling prices below ours. This has caused our profit margins and market share to decline. The Company has initiated many cost cutting and other steps to protect our market share and profit margins. The Company is also aggressively pursuing the increased importation of certain laundry products. We the Company continue to analyze the competitiveness of our North American based laundry manufacturing operations. In addition, the Company filed an action with the U.S. International Trade Commission (“ITC”) and the U.S. Department of Commerce (“Department of Commerce”) on June 30, 2003 seeking relief from a surge in the importation of unfairly priced Chinese ironing boards. On July 15, 2004, the ITC unanimously determined that the U.S. ironing board industry was facing material injury as a result of the importation of unfairly priced ironing boards from China. The ITC’s action resulted in the issuance of an antidumping duty order by the Secretary of Commerce in August 2004. As a result, the Department of Commerce assigned revised dumping margins ranging from 9.47 percent to 157.68 percent. As necessary, the Company will vigorously defend or otherwise support the antidumping order, which may require it to devote financial and other resources, including management time and legal expenses.

•	The Company’s three largest customers all have unique aspects that require additional packaging, handling and technical support. Distribution systems are constantly evolving as retailers search for additional costs to remove from the distribution system. A coming technology is radio frequency identification (RFID) which attaches a computer chip to each product. This chip gives off a radio signal that can be tracked by the retailer for inventory and sale purposes. RFID has the potential to replace current bar code technology. Wal-Mart has indicated that vendors should prepare for a conversion to RFID technology over the next one to two years. The cost to transition to RFID is unknown but is expected to be significant.

•	The Company’s Amended Loan Agreement takes into account seasonal fluctuations and changes to the Company’s collateral base. Because the financing is asset-based, availability of funds to borrow is dependent on the quality of the Company’s asset base, primarily its receivables and inventory. Should the lender determine that such assets do not meet the bank’s credit tests, availability can be restricted. Given the Company’s retail customer base, it is possible that certain customers could be excluded from the asset base thus reducing credit availability.

•	In an environment where customers largely control selling prices and vendors largely control raw material costs, sustained profitability and cash flow is a challenging goal. The Company will continue to focus on controlling our costs of production and holding operating expenses to below industry levels. The Company also intends to continue to develop new products and categories, as management believes that such items have a better opportunity for reasonable profit margins. Given the declining profitability of certain products and the increasing cost of raw materials, The Company has announced selective price increases. The success of these price increases is predicated on the competitive market place. If such price increases are not successfully implemented, certain products will be discontinued.

•	Given the Company’s line of credit availability, The Company may from time-to-time look at opportunities to buy its high-yield bonds. A buyback might be done if such transactions are accretive to shareholders through either a reduction of interest expense or a buyback of bonds at a discount.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

          The Company’s primary market risk is impacted by changes in interest rates and price volatility of certain commodity based raw materials.

          Interest Rate Risk. The Company’s revolving credit agreement is LIBOR-based and is subject to interest rate movements. During the thirteen weeks ended April 2, 2005, the Company did not experience any material changes in interest rate risk that would affect the disclosures presented in the Company’s Annual Report on Form 10-K for the fifty-three week period ended January 1, 2005.

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

          The Company has entered into commitments to purchase certain core commodities at formula-based prices. The agreements expire in 2005 and 2006. Future related minimum commitments to purchase commodities, assuming April 2005 price levels, are $73 million in 2005. The purchase commitment pricing is not tied to fixed rates; therefore, the Company’s results of operations or financial position could be affected by significant changes in the market cost of the commodities.

Item 4. Controls and Procedures

          The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon the results of that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

          The Company’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, believes that its disclosure controls and procedures are effective to provide such reasonable assurance.

          The Company’s management, including the Chief Executive Officer and Chief Financial Officer, believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

          There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended April 2, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward Looking Statements

          This quarterly report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business Risks and Management Outlook” and “Quantitative and Qualitative Disclosures about Market Risk” sections, contain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally may be identified by the use of terminology such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” or similar phrases or the negatives of such terms. Such statements are based on management’s current expectations and are subject to risks, uncertainties and assumptions, including those identified below and in the foregoing “Business Risks and Management Outlook”, as well as other matters not yet known to the Company or not currently considered material by the Company, which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to:

•	general economic conditions and conditions in the retail environment;

•	the Company’s dependence on a few large customers;

•	price fluctuations in the raw materials used by the Company;

•	competitive conditions in the Company’s markets;

•	the impact of the level of the Company’s indebtedness;

•	restrictive covenants contained in the Company’s various debt documents;

•	the seasonal nature of the Company’s business;

•	the extent to which the Company is able to retain and attract key personnel;

•	relationships with retailers;

•	the impact of federal, state and local environmental requirements (including the impact of future environmental claims against the Company);

•	the Company’s ability to develop and introduce new products and product modifications necessary to remain competitive; and

•	other factors discussed in “Business Risks and Management Outlook” above.

          Given these risks and uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements do not guarantee future performance. The Company’s operating results may fluctuate, especially when measured on a quarterly basis. Except as required by law, the Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s reports on Forms 10-K, 10-Q and 8-K and other filings with the Securities and Exchange Commission. Such reports attempt to advise interested parties of the factors that affect the Company’s business.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          The Company is party to various claims, legal actions and complaints including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

          On June 4, 2004, a complaint was filed in the Chancery Division of the Circuit Court of Cook County, Illinois against the Company and our directors. The complaint purported to be filed by a stockholder and alleged that in entering into the Agreement and Plan of Merger, by and between the Company and JRT Acquisition, Inc. (“JRT”), as amended by the certain First Amendment to the Agreement and Plan of Merger, dated October 11, 2004 (the “JRT Agreement”), the Company’s board of directors breached their fiduciary duties of loyalty, due care, independence, good faith and fair dealing. The complaint included a request for a declaration that the action be maintained as a class action. On May 5, 2005 the Chancery Division of the Circuit Court of Cook County, Illinois dismissed the action without prejudice.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None.

Item 3. Defaults Upon Senior Securities – None.

Item 4. Submission of Matters to a Vote of Security Holders – None.

Items 5. Other Information – Not applicable.

Item 6. Exhibits

31.1	Certification by Douglas R. Ramsdale, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of James E. Winslow, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Home Products International, Inc.

By:	/s/ James E. Winslow

James E. Winslow Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Mark J. Suchinski

Mark J. Suchinski Vice President and Chief Accounting Officer (Principal Accounting Officer)

     Dated: May 17, 2005