Form 10-Q
period 2005-07-02
HOME PRODUCTS INTERNATIONAL INC
filed 2005-08-22
CIK 814457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 2, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common shares, par value $0.01, outstanding as of August 6, 2005 – 8,154,587

HOME PRODUCTS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HOME PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	July 2,	January 1,
	2005	2005
		As Restated
Assets
Current assets:
Cash and cash equivalents	$414	$1,146
Accounts receivable, net	38,512	51,473
Inventories	33,051	30,292
Prepaid expenses and other current assets	1,432	2,787

Total current assets	73,409	85,698

Property, plant and equipment — at cost	94,831	95,419
Less accumulated depreciation	(66,183)	(63,951)

Property, plant and equipment, net	28,648	31,468

Other intangibles, net	51	100
Goodwill, net	72,780	73,182
Other non-current assets	2,107	1,865

Total assets	$176,995	$192,313

Liabilities and Stockholders’ Deficit
Current liabilities:
Revolving line of credit and other current debt	$20,336	$25,091
Accounts payable	22,580	25,723
Accrued liabilities	15,819	14,450

Total current liabilities	58,735	65,264

Long-term obligations — net of current debt	120,624	120,655
Deferred tax liability	4,282	2,852
Other liabilities	4,557	4,449

Total liabilities	188,198	193,220

Stockholders’ deficit:
Preferred Stock — authorized, 500,000 shares, $.01 par value; — None issued	—	—
Common Stock — authorized 15,000,000 shares, $.01 par value; 8,964,761 shares issued at July 2, 2005 and January 1, 2005	90	90
Additional paid-in capital	50,677	50,677
Accumulated deficit	(55,469)	(45,173)
Common stock held in treasury — at cost; 810,174 shares at July 2, 2005 and January 1, 2005	(6,501)	(6,501)

Total stockholders’ deficit	(11,203)	(907)

Total liabilities and stockholders’ deficit	$176,995	$192,313

The accompanying notes are an integral part of the condensed consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Thirteen weeks		Twenty-six weeks
	ended		ended
		June 26,		June 26,
	July 2,	2004	July 2,	2004
	2005	As restated	2005	As restated
Net sales	$56,555	$64,206	$107,946	$117,396
Cost of goods sold	49,320	53,537	94,427	96,870

Gross profit	7,235	10,669	13,519	20,526

Operating expenses:
Selling and marketing	4,061	3,811	7,857	7,487
General and administrative	3,292	3,561	7,177	6,281
Shareholder transaction costs	190	488	308	761
Amortization of intangible assets	24	124	49	248

Operating profit (loss)	(332)	2,685	(1,872)	5,749

Non-operating income (expense):
Interest income	—	1	—	4
Interest expense	(3,475)	(3,274)	(6,961)	(6,529)
Other income (expense), net	(6)	29	(19)	21

Net non-operating expense	(3,481)	(3,244)	(6,980)	(6,504)

Loss before income taxes	(3,813)	(559)	(8,852)	(755)

Income tax expense	(718)	(723)	(1,444)	(1,443)

Net loss	$(4,531)	$(1,282)	$(10,296)	$(2,198)

Net loss per common share:
Basic	$(0.56)	$(0.16)	$(1.26)	$(0.28)

Diluted	$(0.56)	$(0.16)	$(1.26)	$(0.28)

Weighted average common shares outstanding-basic	8,154,587	7,986,614	8,154,587	7,986,585

Weighted average common shares outstanding-diluted	8,154,587	7,986,614	8,154,587	7,986,585

The accompanying notes are an integral part of the condensed consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Twenty-six weeks ended
		June 26,
	July 2,	2004
	2005	As restated
Operating activities:
Net loss	$(10,296)	$(2,198)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,904	4,369
Noncash gain on insurance settlement	—	(150)
Deferred income taxes	1,430	1,426
Loss on the disposal of assets	13	6
Changes in working capital:
Decrease in accounts receivable	12,961	5,302
Increase in inventories	(2,759)	(14,976)
(Increase) decrease in other current assets	1,355	(363)
(Decrease) increase in accounts payable	(3,143)	6,688
Increase (decrease) in accrued liabilities	1,369	(1,581)
Other non current assets	(242)	2,036
Other long term liabilities	108	474
Other, net	—	551

Net cash provided by operating activities	4,700	1,584

Investing activities:
Settlement of environmental escrow	402	—
Capital expenditures	(1,048)	(3,627)

Net cash used in investing activities	(646)	(3,627)

Financing activities:
Net borrowings (repayments) under loan and security agreement	(4,740)	1,710
Payments of capital lease obligation	(46)	(61)
Exercise of stock options, issuance of common stock under stock purchase plan and other	—	8

Net cash (used in) provided by financing activities	(4,786)	1,657

Net decrease in cash and cash equivalents	(732)	(386)
Cash and cash equivalents at beginning of period	1,146	797

Cash and cash equivalents at end of period	$414	$411

Supplemental disclosures
Cash paid in the period:
Interest	$6,656	$6,207

Income taxes	$5	$23

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
Financial Statement Presentation
          The Company reports on a 52/53 week fiscal year basis concluding on the Saturday nearest to December 31. References to 2004 are for the fifty-three weeks ended January 1, 2005.
          The condensed consolidated financial statements for the thirteen and twenty-six weeks ended July 2, 2005 and June 26, 2004, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of July 2, 2005 and for all periods presented. As a result of a determination that the audited consolidated financial statements for the fiscal year ended January 1, 2005 must be restated, the information presented at January 1, 2005 is unaudited pending such restatement (See Note 2).
          Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K for the year ended January 1, 2005. The results of operations for the thirteen and twenty-six weeks ended July 2, 2005 are not necessarily indicative of the operating results to be expected for the full year.
Use of Estimates
          The preparation of financial statements in conformity with U.S. generally accepted accounting principles generally requires management to make certain estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
Reclassifications
          Certain prior year amounts have been reclassified to conform to the current year’s presentation.
Recent Accounting Pronouncements
          In March 2005, Staff Accounting Bulletin No. 107 (“SAB 107”) was issued which expressed views of the Securities and Exchange Commission (“SEC”) regarding the interaction between Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payment” and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. The accounting provisions of SFAS 123R are effective as of the beginning of the first annual period beginning after June 15, 2005. Although the Company has not yet determined whether adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements of SFAS 123R, acceptable methods of determining fair market value, and the magnitude of the impact on its fiscal 2006 consolidated results of operations.
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and SFAS

Statement No. 3”. APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” requiring the inclusion of the cumulative effect of changes in accounting principle in net income in the period of the change. SFAS No. 154 establishes, unless impracticable, retrospective application to prior periods’ financial statements as the required method for reporting a voluntary change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 if the need for such a change arises after the effective date.
          In May 2005, the FASB issued SFAS No. 151 (“SFAS No. 151”), Inventory Costs – an amendment of ARB No. 43, Chapter 4, which relates to inventory costs and the treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. The provisions of SFAS No. 151 are effective for inventory costs incurred beginning in the first quarter of 2006. We are currently evaluating the impact of adopting SFAS No. 151 on our financial statements, but we do not expect the impact to be significant.
     In June 2005, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements,” which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF No. 05-06 is effective for periods beginning after June 29, 2005. The Company does not expect the provisions of this consensus to have a material impact on the Company’s results of operations or financial condition.
Note 2. Restatement
          The Company will restate its financial statements as of and for the periods ended April 2, 2005, January 1, 2005, and each of the interim periods in fiscal year 2004 by amending its April 2, 2005 Form 10-Q and its January 1, 2005 Form 10-K. Reflected within this footnote are the effects of these adjustments.
          Historically, the Company has accounted for its deferred income taxes related to goodwill as a reversing taxable temporary difference. During fiscal year 2004, the Company’s temporary difference related to goodwill became a liability as the tax basis of goodwill became lower than the book basis due to the continued amortization of goodwill for tax purposes. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” the deferred tax liability related to the Company’s goodwill must be considered as a liability related to an asset with an indefinite life. Therefore, the deferred tax liability was not available to support the realization of deferred tax assets created by other deductible temporary differences. Given the Company’s determination that, based on cumulative historical operating losses, it was more likely than not that its deferred tax assets would not be realized, this unavailability to offset has resulted in the creation of a deferred tax liability and an additional tax expense in respect of the resulting increase in the deferred tax asset valuation allowance. These restatement adjustments were non-cash and had no effect on operating cash flows nor on the Company’s compliance with its debt covenants.
               As a result of the deferred tax liability restatement, income tax expense in fiscal year 2004 increased by approximately $2,852 (approximately $713 per quarter in 2004). Income tax expense in the first quarter of 2005 increased by $715. Loss per share on a diluted basis increased by approximately $0.36 (approximately $0.09 per quarter in 2004) in fiscal 2004. Loss per share on a diluted basis increased by $0.09 in the first quarter of 2005. This adjustment increases the deferred tax liability in the consolidated balance sheets by $2,852 at January 1, 2005 and by $3,567 at April 2, 2005. See item (a) in the following summary tables for adjustments by year and quarter).
          The adjustments presented in the following tables include the deferred income tax restatement adjustments (discussed above) and other adjustments described below.
          In connection with the second quarter close process the Company identified a lease agreement that contained escalating rental payments that were not appropriately straight-lined over the lease term in accordance with the requirements of SFAS No. 13, “Accounting for Leases” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”. Accordingly, the Company is required to record a rent deferral within other liabilities for the excess of the straight-line rental expense over the rental payments made to date. As a result of the lease accounting adjustment, cost of goods sold in fiscal year 2004 increased by approximately $250. Loss per share on a fully diluted basis increased by approximately $0.03. This adjustment increased other liabilities on the consolidated balance sheets by approximately $250 at January 1, 2005 and at April 2, 2005. See item (b) in the following summary tables for adjustments by year and quarter).
          The Company also identified two adjustments related to the accounting for its Mexico subsidiary. The first adjustment relates to an error in translating fixed asset additions and recording depreciation expense where the Company understated depreciation expense on the fixed assets of the Mexico operation and the second adjustment relates to management’s inappropriate use of the Mexican Peso as its functional currency for the Mexico operation. As a result of these adjustments, cost of goods sold increased by approximately $233 and other income increased by $10 in fiscal year 2004. Loss per share on a fully diluted basis increased by approximately $0.03 due to those adjustments. These adjustments increased property, plant and equipment (by $58) and accumulated depreciation (by $233) and reduced accumulated other comprehensive loss (by $48) on the consolidated balance sheets at January 1, 2005 and at April 2, 2005. See item (c) in the following summary tables for adjustments by year and quarter).
     The impact of the lease accounting and Mexico subsidiary adjustments was not material to the interim periods of fiscal year 2004 and prior periods. Accordingly, the restated results for the fourth quarter of fiscal year 2004 include an amount of $388 in respect of these prior periods.
           Following is a summary of the effects of these changes on the Company’s previously issued consolidated balance sheet as of April 2, 2005, January 1, 2005, and as of the end of each of the interim periods in fiscal year 2004 as well as the effects of these changes on the Company’s consolidated statements of operations and cash flows for the quarter ended April 2, 2005, the fiscal year ended January 1, 2005 and for each of the interim periods in fiscal year 2004:

	Condensed Consolidated Statements of Operations
	(In thousands, except per share data)
	As Previously
Thirteen weeks ended April 2, 2005 (Restated):	Reported	Adjustments		As Restated
Income tax expense	$(11)	$(715	)(a)	$(726)
Net loss	$(5,050)	$(715	)(a)	$(5,765)
Net loss per common share:
Basic and Diluted	$(0.62)	$(0.09	)(a)	$(0.71)

	As Previously
Fiscal year ended January 1, 2005 (Restated):	Reported	Adjustments		As Restated
Cost of goods sold	$214,854	$250	(b)	$215,337
		$233	(c)

		$483
Gross profit	$45,423	$(250	)(b)	$44,940
		$(233	)(c)

		$(483)
Operating profit	$9,013	$(250	)(b)	$8,530
		$(233	)(c)

		$(483)
Other income, net	$—	$10	(c)	$10
Loss before income taxes	$(4,520)	$(250	)(b)	$(4,993)
		$(233	)(c)
		$10	(c)

		$(473)
Income tax expense	$(33)	$(2,852	)(a)	$(2,885)
Net loss	$(4,553)	$(2,852	)(a)	$(7,878)
		$(250	)(b)
		$(233	)(c)
		$10	(c)

Net loss per common share:		$(3,325)
Basic and Diluted	$(0.57)	$(0.36	)(a)	$(0.99)
		$(0.03	)(b)
		$(0.03	)(c)

		$(0.42	)(a)

	As Previously
Fourteen weeks ended January 1, 2005 (Restated):	Reported	Adjustments		As Restated
Gross profit	$14,425	$(250	)(b)	$13,942
		$(233	)(c)

		$(483)
Net loss	$(3,888)	$(713	)(a)	$(5,074)
		$(250	)(b)
		$(233	)(c)
		$10	(c)

Net loss per common share:		$(1,186)
Basic and Diluted	$(0.49)	$(0.09	)(a)	$(0.64)
		$(0.03	)(b)
		$(0.03	)(c)

		$(0.15	)(a)

	As Previously
Thirteen and Thirty-nine weeks ended September 25, 2004 (Restated):	Reported	Adjustments		As Restated
Thirteen weeks ended:
Income tax expense	$(6)	$(713	)(a)	$(719)
Net income (loss)	$107	$(713	)(a)	$(606)
Net income (loss) per common share:
Basic and Diluted	$0.01	$(0.09	)(a)	$(0.08)
Thirty-nine weeks ended:
Income tax expense	$(23)	$(2,139	)(a)	$(2,162)
Net loss	$(665)	$(2,139	)(a)	$(2,804)
Net loss per common share:
Basic and Diluted	$(0.08)	$(0.27	)(a)	$(0.35)

	As Previously
Thirteen and Twenty-six weeks ended June 26, 2004 (Restated):	Reported	Adjustments		As Restated
Thirteen weeks ended:
Income tax expense	$(10)	$(713	)(a)	$(723)
Net loss	$(569)	$(713	)(a)	$(1,282)
Net loss per common share:
Basic and Diluted	$(0.07)	$(0.09	)(a)	$(0.16)
Twenty-six weeks ended:
Income tax expense	$(17)	$(1,426	)(a)	$(1,443)
Net loss	$(772)	$(1,426	)(a)	$(2,198)
Net loss per common share:
Basic and Diluted	$(0.10)	$(0.18	)(a)	$(0.28)

	As Previously
Thirteen weeks ended March 27, 2004 (Restated):	Reported	Adjustments		As Restated
Thirteen weeks ended:
Income tax expense	$(7)	$(713	)(a)	$(720)
Net loss	$(203)	$(713	)(a)	$(916)
Net loss per common share:
Basic and Diluted	$(0.03)	$(0.09	)(a)	$(0.12)

	Condensed Consolidated Balance Sheets
	(In thousands)
	As Previously
As of April 2, 2005 (Restated):	Reported	Adjustments		As Restated
Property, plant and equipment – at cost	$95,367	$58	(c)	$95,425
Accumulated depreciation	$(65,383)	$(233	)(c)	$(65,616)
Property, plant and equipment, net	$29,984	$58	(c)	$29,809
		$(233	)(c)

		$(175)
Total assets	$172,323	$58	(c)	$172,148
		$(233	)(c)

		$(175)
Other liabilities	$4,397	$250	(b)	$4,647
Deferred tax liability	$—	$3,567	(a)	$3,567
Total liabilities	$175,003	$250	(b)	$178,820
		$3,567	(a)

		$3,817
Accumulated deficit	$(46,898)	$(3,567	)(a)	$(50,938)
		$(250	)(b)
		$(233	)(c)
		$10	(c)

		$(4,040)
Accumulated other comprehensive loss	$(48)	$48	(c)	$—
Total stockholders’ deficit	$(2,680)	$(3,567	)(a)	$(6,672)
		$(250	)(b)
		$(233	)(c)
		$58	(c)

		$(3,992)
Total liabilities and stockholders’ deficit	$172,323	$(175	)(c)	$172,148

	As Previously
As of January 1, 2005 (Restated):	Reported	Adjustments		As Restated
Property, plant and equipment – at cost	$95,361	$58	(c)	$95,419
Accumulated depreciation	$(63,718)	$(233	)(c)	$(63,951)
Property, plant and equipment, net	$31,643	$58	(c)	$31,468
		$(233	)(c)

		$(175)
Total assets	$192,488	$58	(c)	$192,313
		$(233	)(c)

		$(175)
Other liabilities	$4,199	$250	(b)	$4,449
Deferred tax liability	$—	$2,852	(a)	$2,852
Total liabilities	$190,118	$250	(b)	$193,220
		$2,852	(a)

		$3,102
Accumulated deficit	$(41,848)	$(2,852	)(a)	$(45,173)
		$(250	)(b)
		$(233	)(c)
		$10	(c)

		$(3,325)
Accumulated other comprehensive loss	$(48)	$48	(c)	$—
Total stockholders’ equity (deficit)	$2,370	$(2,852	)(a)	$(907)
		$(250	)(b)
		$(233	)(c)
		$58	(c)

		$(3,277)
Total liabilities and stockholders’ equity (deficit)	$192,488	$(175	)(c)	$192,313

	As Previously
As of September 25, 2004 (Restated):	Reported	Adjustments		As Restated
Deferred tax liability	$—	$2,139	(a)	$2,139
Total liabilities	$181,649	$2,139	(a)	$183,788
Accumulated deficit	$(37,960)	$(2,139	)(a)	$(40,099)
Total stockholders’ equity	$5,667	$(2,139	)(a)	$3,528
Total liabilities and stockholders’ equity	$187,316	$—		$187,316

	As Previously
As of June 26, 2004 (Restated):	Reported	Adjustments		As Restated
Deferred tax liability	$—	$1,426	(a)	$1,426
Total liabilities	$181,164	$1,426	(a)	$182,590
Accumulated deficit	$(38,067)	$(1,426	)(a)	$(39,493)
Total stockholders’ equity	$5,554	$(1,426	)(a)	$4,128
Total liabilities and stockholders’ equity	$186,718	$—		$186,718

	As Previously
As of March 27, 2004 (Restated):	Reported	Adjustments		As Restated
Deferred tax liability	$—	$713	(a)	$713
Total liabilities	$166,649	$713	(a)	$167,362
Accumulated deficit	$(37,498)	$(713	)(a)	$(38,211)
Total stockholders’ equity	$6,132	$(713	)(a)	$5,419
Total liabilities and stockholders’ equity	$172,781	$—		$172,781

	Condensed Consolidated Statements of Cash Flows
	(In thousands)
	As Previously
Thirteen weeks ended April 2, 2005 (Restated):	Reported	Adjustments		As Restated
Net loss	$(5,050)	$(715	)(a)	$(5,765)
Deferred income taxes	$—	$715	(a)	$715
Net cash provided by operating activities	$13,388	$—		$13,388

Fiscal year ended January 1, 2005 (Fiscal	As Previously
2004 Restated—Unaudited):	Reported	Adjustments		As Restated
Net loss	$(4,553)	$(2,852	)(a)	$(7,878)
		$(250	)(b)
		$(233	)(c)
		$10	(c)

		$(3,325)
Depreciation and amortization	$8,698	$233	(c)	$8,931
Deferred income taxes	$—	$2,852	(a)	$2,852
Other long term liabilities	$213	$250	(b)	$463
Other, net	$661	$(10	)(c)	$651
Net cash used for operating activities	$(8,030)	$—		$(8,030)

Thirty-nine weeks ended September 25, 2004	As Previously
(Restated):	Reported	Adjustments		As Restated
Net loss	$(665)	$(2,139	)(a)	$(2,804)
Deferred income taxes	$—	$2,139	(a)	$2,139
Net cash provided by operating activities	$4,398	$—		$4,398

	As Previously
Twenty-six weeks ended June 26, 2004 (Restated):	Reported	Adjustments		As Restated
Net loss	$(772)	$(1,426	)(a)	$(2,198)
Deferred income taxes	$—	$1,426	(a)	$1,426
Net cash provided by operating activities	$1,584	$—		$1,584

	As Previously
Thirteen weeks ended March 27, 2004 (Restated):	Reported	Adjustments		As Restated
Net loss	$(203)	$(713	)(a)	$(916)
Deferred income taxes	$—	$713	(a)	$713
Net cash provided by operating activities	$13,472	$—		$13,472
Note 3. Stock-Based Compensation Plans
          SFAS No. 123, “Accounting for Stock-Based Compensation” encourages companies to adopt a fair value approach to valuing stock-based compensation that would require compensation cost to be recognized based upon the fair value of the stock-based instrument issued. The Company has elected, as permitted by SFAS No. 123, to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Based Compensation” and the related interpretations in accounting for stock option awards under the stock option plans. Under APB Opinion No. 25, compensation expense is recognized if the market price on the date of grant exceeds the exercise price. Prior to 2005, all options granted by the Company had been granted at the market price of stock on the date of grant. During the second quarter of 2005, the Company awarded a total of 760,000 stock options under a new stock plan which are being accounted for as variable awards. At July 2, 2005, the formula amount of the 760,000 options granted by the Company was less than the exercise price and as a result, no compensation expense was recorded. At the end of each reporting period the Company will evaluate whether any compensation expense should be reported. The following table shows the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model.

	Thirteen weeks		Twenty-six weeks
	ended		ended
		June 26,		June 26,
	July 2,	2004	July 2,	2004
	2005	As Restated	2005	As Restated

Net loss as reported	$(4,531)	$(1,282)	$(10,296)	$(2,198)
Less: total stock-based compensation expense determined under fair value based method for all awards	(19)	(31)	(31)	(62)

Pro forma net loss	$(4,550)	$(1,313)	$(10,327)	$(2,260)

Basic net loss per common share – as reported	$(0.56)	$(0.16)	$(1.26)	$(0.28)

Basic net loss per common share – pro forma	$(0.56)	$(0.17)	$(1.27)	$(0.28)

Diluted net loss per common share – as reported	$(0.56)	$(0.16)	$(1.26)	$(0.28)

Diluted net loss per common share – pro forma	$(0.56)	$(0.17)	$(1.27)	$(0.28)

Note 4. Shareholder Transaction
          On December 13, 2004, Storage Acquisition Company, L.L.C., a Delaware limited liability company (“Acquirer”) completed its tender offer for the outstanding shares of common stock (including the associated preferred stock purchase rights) of the Company for $2.25 per share, net to the seller, in cash, without interest. As a result of the tender offer, the Acquirer obtained approximately 93% of the Company’s outstanding common shares. Collectively, the process that led to the offer and the completion of the tender offer is referred to herein as the “Shareholder Transaction”.
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
          Notwithstanding the suspension of its obligation to file periodic financial reports, by the terms of the Company’s indenture governing its 9-5/8% Senior Subordinated Notes due May 14, 2008, the Company is required to voluntarily file annual, periodic and current reports with the SEC as a “voluntary filer” so long as the indenture covenants remain in effect.
          In connection with the Shareholder Transaction, the Company incurred costs during the thirteen and twenty six weeks ended July 2, 2005 and June 26, 2004. These costs included legal fees, investment banking fees and other related costs. The costs incurred during the thirteen and twenty-six weeks ended June 26, 2004 were associated with the terminated Agreement and Plan of Merger, by and between the Company and JRT Acquisition, Inc. For further information please see the Company’s Form 10-K for fiscal 2004. The following table provides a breakdown of the costs incurred in the thirteen and twenty-six weeks ended July 2, 2005 and June 26, 2004:

	Thirteen weeks		Twenty-six weeks
	ended		ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
Legal fees	$116	$228	$233	$451
Investment banking fees	—	232	—	232
Other related costs	74	28	75	78

Total	$190	$488	$308	$761

          As a result of the Shareholder Transaction the Company incurred $1,852 of severance and retention costs during the twenty-six weeks ended July 2, 2005 related to management changes. These costs are included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.
Note 5. Eagan Shutdown
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
          During 2005 and 2004, the Company incurred charges related to the Eagan Shutdown. These charges related to costs associated with the Eagan, Minnesota plant closure, employee severance, costs associated with the relocation of equipment and inventory, and employee related fringe benefits. Eagan Shutdown charges incurred were included in cost of goods sold in the Company’s condensed consolidated statements of operations.
          During the twenty-six weeks ended July 2, 2005 the Company incurred $32 of cash charges related to employee related fringe benefits. All actions have been completed and the Company does not expect to incur any further charges related to the Eagan Shutdown.

          During the thirteen and twenty-six weeks ended June 26, 2004 the Company incurred $76 and $682, respectively, of charges related to the Eagan Shutdown. Total net cash outlays were $245 and $1,096 during the thirteen and twenty-six weeks ended June 26, 2004, respectively.
Note 6. Inventories
          The components of the Company’s inventory consists of direct labor, direct materials and the applicable portion of overhead required to manufacture the goods.

	July 2,	January 1,
	2005	2005
Finished goods	$23,244	$19,540
Work-in-process	1,471	1,167
Raw materials	8,336	9,585

	$33,051	$30,292

Note 7. Goodwill and Patents
Goodwill:
          In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill cannot be amortized; however, it must be tested annually for impairment. Goodwill relates to the excess of purchase price over the fair value of assets acquired. Goodwill is tested at least annually for impairment or more often if an event or circumstance indicates that an impairment loss has been incurred.
          The change in the carrying amount of goodwill for the twenty-six weeks ended July 2, 2005 was as follows:

Total
Balance at January 1, 2005	$73,182
Settlement of environmental escrow account	(402)

Balance at July 2, 2005	$72,780

          During the first quarter of 2005, the carrying amount of goodwill was decreased by $402 as a result of the settlement of an environmental escrow account related to an acquisition made in 1997.
Patents:
          Patents are amortized over their useful lives, and are evaluated whenever events and circumstances warrant a revision to the remaining period of amortization. For patents that remain subject to amortization provisions, amortization expense is expected to be $51 for the remainder of 2005.
          Patents consist of the following:

		As of
		July 2, 2005
	Average	Gross		Net
	Life	Carrying	Accumulated	Carrying
	(Yrs.)	Amount	Amortization	Amount
Amortized intangible assets:
Patents	7 to 14	$1,008	$(957)	$51

Total		$1,008	$(957)	$51

		As of
		January 1, 2005
	Average	Gross		Net
	Life	Carrying	Accumulated	Carrying
	(Yrs.)	Amount	Amortization	Amount
Amortized intangible assets:
Patents	7 to 14	$1,008	$(908)	$100

Total		$1,008	$(908)	$100

          Aggregate amortization expense for the twenty-six weeks ended July 2, 2005 and June 26, 2004 was $49 and $248, respectively.
Note 8. Commitments and Contingencies
          The Company has entered into various commitments to purchase certain core commodities at formula-based prices. The agreements expire in 2005 and 2006. Future related minimum commitments to purchase commodities, assuming July 2005 price levels, are $27,810 in 2005 and $44,870 in 2006. In the event there is a major change in economic conditions affecting the Company’s overall annual plastic resin volume requirements, the Company and the vendor will mutually agree on how to mitigate the effects on both parties. Mitigating actions include deferral of product delivery within the agreement term, agreement term extension and/or elimination of excess quantities without liability.
          The Company is party to various claims, legal actions and complaints including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
          On June 4, 2004, a complaint was filed in the Chancery Division of the Circuit Court of Cook County, Illinois against the Company and the Company’s directors. The complaint purported to be filed by a stockholder and alleged that in entering into the Agreement and Plan of Merger, by and between the Company and JRT Acquisition, Inc. (“JRT”), as amended by the First Amendment to the Agreement and Plan of Merger, dated October 11, 2004 (the “JRT Agreement”), the Company’s board of directors breached their fiduciary duties of loyalty, due care, independence, good faith and fair dealing. The complaint included a request for a declaration that the action be maintained as a class action. On May 5, 2005, The Illinois Circuit Court (lower court) issued its Order dismissing the shareholder action, Slattery v. Home Products Int’l, Inc., as moot. The Circuit Court’s May 5, 2005 Order also denied plaintiffs petition for attorneys’ fees. On June 2, 2005, plaintiffs filed an appeal from the Circuit Court’s denial of their petition for attorneys’ fees only. Plaintiffs did not appeal the portion of the May 5, 2005 Order that dismissed the complaint. The appeal is pending in the Illinois Appellate Court for the First District. The Company intends to defend this appeal vigorously.
          On July 20, 2005, a complaint was filed in the United States District Court for the Southern District of New York by Sawaya Segalas & Co., LLC (“SSC”) against the Company. Service of process for the complaint was effected as of July 22, 2005. The complaint alleges that the Company is obligated under an engagement letter, by and between SSC and the Company, dated April 23, 2002, to pay to SSC a success fee in connection with the successful tender offer by Storage Acquisition Company, L.L.C. for all the outstanding common stock of HPI that was completed in December of 2004. SSC seeks damages from the Company in the amount of $1,224 pre-judgment interest, SSC’s attorneys’ fees, disbursements and costs, and other relief deemed proper by the court. The Company is evaluating the complaint and is in the process of responding to this claim.
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
          As further discussed in Note 2, the Company’s Form 10-K for the year ended January 1, 2005 and Form 10-Q for the quarter ended April 2, 2005 will be restated to correct an error related to deferred income taxes.
          During the second quarter of 2005 and 2004 the Company recorded a non-cash income tax provision of $715 and $713, respectively. During the twenty-six weeks ended July 2, 2005 and June 26, 2004 the Company recorded a non-cash income tax provision of $1,430 and $1,426, respectively. This charge was required because the Company currently has significant deferred tax liabilities related to goodwill with lower tax than book basis as a result of accelerated and continued amortization of goodwill for tax purposes. Following the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, the deferred tax liability related to the Company’s goodwill must now be considered as a liability related to an asset with an indefinite life and can no longer support the realization of deferred tax assets. Historically, the Company did not need a valuation allowance as the book basis of goodwill was lower than the tax basis. This was a result of a goodwill impairment charge which was recorded in fiscal year 2000. In 2004 the continued amortization of goodwill for tax purposes has resulted in a lower tax basis than book basis. Therefore, the Company will record an additional income tax provision to increase its deferred tax valuation allowance. In the future the Company will increase the valuation allowance with a corresponding deferred tax provision as the deferred tax liabilities related to the goodwill amortization increase.
          The Company expects to provide a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained. Accordingly, we continue to record a deferred tax valuation allowance against our deferred tax assets.
Note 10. Net Loss Per Share
          The following information presents net loss per common share basic and diluted:

	Thirteen weeks		Twenty-six weeks
	ended		ended
		June 26,		June 26,
	July 2,	2004	July 2,	2004
	2005	As restated	2005	As restated

Net loss	$(4,531)	$(1,282)	$(10,296)	$(2,198)

Weighted average shares outstanding — basic	8,154,587	7,986,614	8,154,587	7,986,585
Impact of stock options and warrants	—	—	—	—

Weighted average shares outstanding — diluted	8,154,587	7,986,614	8,154,587	7,986,585

Net loss per common share — basic	$(0.56)	$(0.16)	$(1.26)	$(0.28)

Net loss per common share — diluted	$(0.56)	$(0.16)	$(1.26)	$(0.28)

          “Net loss per common share – basic” is computed based on the weighted average number of outstanding common shares. “Net loss per common share – diluted” normally includes the weighted average effect of dilutive stock options and warrants on the weighted average common shares outstanding. At July 2, 2005 and June 26, 2004, stock options and warrants to purchase the Company’s common stock totaling 1,011,004 and 943,420, respectively, were not included in the net loss per common share – diluted since their impact would have been anti-dilutive.

Note 11. Segment of an Enterprise
          The Company consists of a single operating segment that designs, manufactures and markets quality consumer housewares products. This segmentation is based on the financial information presented to the chief operating decision maker. The following table sets forth the net sales by product category within the Company’s single operating segment.
Product Category Information – Net Sales

	Thirteen weeks		Twenty-six weeks
	ended		ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
General storage	$20,470	$28,578	$38,228	$50,181
Laundry management	20,800	20,500	38,501	38,528
Closet storage	10,199	9,328	20,886	17,762
Bathware	3,004	3,085	6,142	5,932
Kitchen storage	2,082	2,715	4,189	4,993

Total net sales	$56,555	$64,206	$107,946	$117,396

Major Customers
          The Company is dependent upon a few customers for a large portion of its consolidated net sales. The table below sets forth the customers that each account for more than 10% of consolidated net sales. The loss of one of these customers could have a material adverse effect on the Company. No other customer accounted for more than 10% of consolidated net sales during the thirteen and twenty-six weeks ended July 2, 2005 and June 26, 2004.

	Thirteen weeks ended		Twenty-six weeks ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
	Net Sales %	Net Sales %	Net Sales %	Net Sales %
Wal-Mart	36.2%	29.6%	39.1%	31.5%
Kmart	20.2%	28.2%	20.7%	26.5%
Target	6.2%	15.3%	5.3%	15.5%

Total	62.6%	73.1%	65.1%	73.5%

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
•	general economic conditions and conditions in the retail environment;

•	the Company’s dependence on a few large customers;

•	price fluctuations in the raw materials used by the Company;

•	competitive conditions in the Company’s markets;

•	the impact of the level of the Company’s indebtedness;

•	restrictive covenants contained in the Company’s various debt documents;

•	the seasonal nature of the Company’s business;

•	the extent to which the Company is able to retain and attract key personnel;

•	relationships with retailers;

•	the impact of federal, state and local environmental requirements (including the impact of future environmental claims against the Company);

•	the Company’s ability to develop and introduce new products and product modifications necessary to remain competitive; and

•	other factors discussed in “Business Risks and Management Outlook” below.
          Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements do not guarantee future performance. The Company’s operating results may fluctuate, especially when measured on a quarterly basis. Except as required by law, the Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s reports on Forms 10-K, 10-Q and 8-K and other filings with the Securities and Exchange Commission. Such reports attempt to advise interested parties of the factors that affect the Company’s business.
          This commentary should be read in conjunction with the Company’s consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005.
Restatement
          The Company will restate its financial statements as of and for the periods ended April 2, 2005, January 1, 2005, and each of the interim periods in fiscal year 2004 by amending its April 2, 2005 Form 10-Q and its January 1, 2005 Form 10-K. Reflected within this footnote are the effects of these adjustments.
          Historically, the Company has accounted for its deferred income taxes related to goodwill as a reversing taxable temporary difference. During fiscal year 2004, the Company’s temporary difference related to goodwill became a liability as the tax basis of goodwill became lower than the book basis due to the continued amortization of goodwill for tax purposes. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” the deferred tax liability related to the Company’s goodwill must be considered as a liability related to an asset with an indefinite life. Therefore, the deferred tax liability was not available to support the realization of deferred tax assets created by other deductible temporary differences. Given the Company’s determination that, based on cumulative historical operating losses, it was more likely than not that its deferred tax assets would not be realized, this unavailability to offset deferred tax assets has resulted in the creation of a deferred tax liability and an additional tax expense in respect of the resulting increase in the deferred tax asset valuation allowance. These restatement adjustments were non-cash and had no effect on operating cash flows nor on the Company’s compliance with its debt covenants.
               As a result of the deferred tax liability restatement, income tax expense in fiscal year 2004 increased by approximately $2.9 million (approximately $0.7 million per quarter in 2004). Income tax expense in the first quarter of 2005 increased by $0.7 million. Loss per share on a diluted basis increased by approximately $0.36 (approximately $0.09 per quarter in 2004) in fiscal 2004. Loss per share on a diluted basis increased by $0.09 in the first quarter of 2005. This adjustment increases the deferred tax liability in the consolidated balance sheets by $2.9 million at January 1, 2005 and by $3.6 million at April 2, 2005.
          The adjustments presented in the following tables include the deferred income tax restatement adjustments (discussed above) and other adjustments described below.
          In connection with the second quarter close process the Company identified a lease agreement that contained escalating rental payments that were not appropriately straight-lined over the lease term in accordance with the requirements of SFAS No. 13, “Accounting for Leases” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”. Accordingly, the Company is required to record a rent deferral within other liabilities for the excess of the straight-line rental expense over the rental payments made to date. As a result of the lease accounting adjustment, cost of goods sold in fiscal year 2004 increased by approximately $0.3 million. Loss per share on a fully diluted basis increased by approximately $0.03. This adjustment increased other liabilities on the consolidated balance sheet by approximately $0.3 million at January 1, 2005 and at April 2, 2005.
          The Company also identified two adjustments related to the accounting for its Mexico subsidiary. The first adjustment relates to an error in translating fixed asset additions and recording depreciation expense where the Company understated depreciation expense on the fixed assets of the Mexico operation and the second adjustment relates to management’s inappropriate use of the Mexican Peso as its functional currency for the Mexico operation. As a result of these adjustments, cost of goods sold increased by approximately $0.2 million and other income increased by $0.01 million in fiscal year 2004. Loss per share on a fully diluted basis increased by approximately $0.03 due to those adjustments. These adjustments increased property, plant and equipment (by $0.1 million) and accumulated depreciation (by $0.2 million) and reduced accumulated other comprehensive loss (by $0.05 million) on the consolidated balance sheets at January 1, 2005 and at April 2, 2005.
     The impact of the lease accounting and Mexican subsidiary adjustments was not material to the interim periods of fiscal year 2004 and prior periods. Accordingly, the restated results for the fourth quarter of fiscal year 2004 include an amount of $0.4 million in respect of these prior periods.
Overview
          We are a leading designer, manufacturer and marketer of a broad range of value-priced, quality consumer houseware products. The following are key factors in understanding the Company’s performance:
•	Customer base
     The Company’s business is highly concentrated among mass merchandisers, including discount stores, home centers and other category specific retailers. Sales to the Company’s top three customers, Wal-Mart, Kmart and Target, were 63% of net sales in the thirteen weeks ended July 2, 2005, 73% of net sales in the thirteen weeks ended June 26, 2004, 65% of net sales in the twenty-six weeks ended July 2, 2005 and 74% of net sales in the twenty-six weeks ended June 26, 2004. In addition net sales to the Company’s top three customers during fiscal year 2004 and 2003 were 72% and 73%, respectively. The Company’s products generally have few unique or patented features and are sold at entry level price points. As such, the Company’s financial success is highly dependent on profitably meeting certain price points as demanded by customers. The competitive atmosphere continually puts pressure on selling prices. After several years of steadily falling selling prices, the Company was able to secure limited selling price increases in late 2004 and into 2005.
     The size of the mass merchandisers gives them strong bargaining power with suppliers, such as the Company. The mass merchandisers encourage high levels of competition among suppliers, demand that manufacturers supply innovative new products, require suppliers to match or beat quoted prices received from other potential suppliers, demand reduced lead times and demand that product be warehoused until the customer desires delivery. These customers also actively engage in the direct importation of competitive generic products from multiple sources.
     The high concentration of the Company’s sales to mass merchandisers also makes the Company’s results dependent upon the operating results and financial viability of its key customers. The Company’s operating results in recent years have been impacted by developments at Kmart, one of the Company’s largest customers. As set forth in Kmart’s public flings, since emerging from bankruptcy in May 2003, Kmart has improved its financial performance. However, Kmart continues to report that it has experienced declines in same store sales and has announced further reductions in store count in connection with its merger with Sears. Kmart has paid all of its current obligations to the Company on time.
•	Cost of raw materials
     The Company’s primary raw materials are plastic resin and steel. Changing prices for such raw materials can cause the Company’s results of operations to fluctuate significantly. The cost of raw materials is impacted by several factors outside the control of the Company including supply and demand characteristics, oil and natural gas prices and the overall state of the economy. As the cost of raw materials rises it results in immediate declines in profitability since the Company has historically been unable to recover all of the cost increase by passing it through to customers. Conversely, when raw material costs decline, the Company’s margins generally are favorably impacted in the short-term, though competitive factors may force a decrease in selling prices that erodes some of the improved profitability. During the first twenty-six weeks of fiscal 2005, the average cost of plastic resin increased approximately 47% and average steel prices increased approximately 32% as compared to the average costs in the first twenty-six weeks of 2004. The increase in steel and plastic resin costs added approximately $11.4 million to cost of goods sold. Management expects the 2005 average cost of both plastic resin and steel to be higher than 2004.
•	Product mix
     The Company sells a variety of household items. For various reasons, some items provide a better return than others. As the mix of items sold changes, profitability and cash flow are affected. Although the Company has had some success at getting an increase in selling prices during 2005, there can be no assurance that it will be able to secure additional selling price increases to offset any future rise in raw material costs. To the extent that selling price increases can not be achieved, certain unprofitable products may be discontinued. The costs related to discontinuing a product are relatively minor and relate primarily to the non-cash write-off of related tooling.
•	Molding machine utilization
     The Company has four injection molding facilities each with a variety of injection molding machine sizes. Customer ordering patterns and mix of product manufactured impacts utilization of these machines. When demand exceeds capacity, the Company must place production at third party facilities that are more costly than internal manufacturing. In addition, the mix of product sold impacts profitability since low margin items take the same amount of production time as higher margin items. The Company’s future profitability is dependent on selling to its optimum capacity and product mix so that constrained capacity is devoted to products with higher margins. The Company currently has no plans for expansion or reduction of the Company’s molding capacity.

•	Financial liquidity
     Seasonal working capital needs are provided by the Company’s $60 million asset based line of credit. The Company’s ability to borrow is a function of the Company’s eligible asset base and outstanding borrowings. During the first twenty-six weeks of 2005, cash flow was positive and on July 2, 2005 there were $20.3 million of borrowings outstanding under the line of credit. At July 2, 2005, the unused available line of credit was $27.5 million. A significant decline in eligible asset base or cash flow could result in constrained funds for operations. In recent years, the Company has experienced positive cash flow in the first half of the year and negative cash flow for the balance of the year. This is due to seasonal cash needs as well as the semi annual payments in May and November of interest on subordinated debt. However, management believes it has sufficient borrowing capability for at least the next 12 months. See “Capital Resources and Liquidity” below for additional discussion of the Company’s cash flows and financing situation.
Shareholder Transaction
          On December 13, 2004, Storage Acquisition Company, L.L.C., a Delaware limited liability company (“Acquirer”) completed its tender offer for the outstanding shares of common stock (including the associated preferred stock purchase rights) of the Company for $2.25 per share, net to the seller, in cash, without interest. As a result of the tender offer, the Acquirer obtained approximately 93% of the Company’s outstanding common shares. Collectively, the process that led to the offer and the completion of the tender offer is referred to herein as the “Shareholder Transaction”.
          On December 15, 2004, the Company’s common stock was deregistered and is no longer trading on The NASDAQ SmallCap Market. There is no assurance that the Company’s shares will be traded on the over-the-counter bulletin board, or that price quotations will be reported through any other sources. In addition, the Company has suspended its reporting obligations under the Securities Exchange Act of 1934, effective as of March 15, 2005.
          Notwithstanding the suspension of its obligation to file periodic financial reports, by the terms of the Company’s indenture governing its 9-5/8% Senior Subordinated Notes due May 14, 2008, the Company is required to voluntarily file annual, periodic and current reports with the SEC as a voluntary filer so long as the indenture covenants remain in effect.
          In connection with the Shareholder Transaction, the Company incurred costs during the twenty six weeks ended July 2, 2005 and June 26, 2004 of $0.3 million and $0.8 million, respectively. These costs included legal fees, investment banking fees and other related costs. The costs incurred during the twenty-six weeks ended June 26, 2004 were associated with the terminated Agreement and Plan of Merger, by and between the Company and JRT Acquisition, Inc.
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
     Allowances for retailer deductions and customer programs are recognized when sales are recorded. Allowances are based on various market data, historical trends and information from customers. Although the best information reasonably available to the Company is used to establish the allowances, such information is often based on estimates of retailer recovery rates and future sales to retailers. Retailer programs are often based on annual sales levels in total and by product category. Different recovery rates apply depending on the annual sales levels achieved. As such, judgments are required on an interim basis of the expected full year sales level by customer and product category. Because of the judgment involved, interim estimates can vary significantly from the full year actual determination of program costs. At year-end a more accurate assessment of the current year’s costs can be made. Retailers recover the program costs through deductions against future amounts owed to the Company. It is not unusual for retailers to have a different judgment of the amounts earned than does the Company. Accordingly, the Company maintains allowances for any differences that may arise. Resolution of such differences can sometimes take up to several years depending on the particular program. Allowances are reviewed quarterly and are adjusted based on current estimates of retailer recovery and future sales. Due to changes in estimates, changes in retailer activity and the length of time required for many programs to run their course, it is possible for allowance activity to materially impact operating performance and financial condition in any given period. In the first twenty-six weeks of 2005, the allowances for retailer deductions and trade programs as a percentage of gross sales were 5.7% compared to 5.1% in the first twenty-six weeks of 2004. Due to changes in estimates during the year, interim results can vary from the full year results.
•	Allowance for doubtful accounts
     The Company evaluates the collectibility of its accounts receivable based upon an analysis of historical trends, aging of accounts receivable, write-off experience and credit evaluations of selected high risk customers. In the event of a specific customer bankruptcy or reorganization, specific allowances are established to write down accounts receivable to the level of anticipated recovery. The Company may consult with third-party purchasers of bankruptcy receivables when establishing specific allowances. The determination of specific allowances involves management judgments about the expected financial viability of its customers. Changes in specific allowances for doubtful accounts would only be material to financial condition and operating performance to the extent any change involved one of the Company’s 10 largest customers. The Company’s 10 largest customers accounted for approximately 80% of net sales in the first twenty-six weeks of 2005 and 68% of accounts receivable at July 2, 2005. No material changes in allowances for doubtful accounts involving any of these 10 largest customers was recorded in the first twenty-six weeks of 2005.
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
     The Company had approximately $35 million of deferred tax assets as of January 1, 2005, resulting from net operating loss carryforwards, and other deductible temporary differences, which may reduce taxable income in future periods to the extent the Company generates profits. Because the value of the deferred tax assets is fully reserved, changes in estimates of future operating performance could result in a reduction of the valuation allowances and a corresponding decrease in income tax expense. The changes in the valuation allowances in any future interim period or fiscal year could be material.
     The completion of the Shareholder Transaction on December 13, 2004 constituted an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, and the use of any of the Company’s net operating loss carryforwards generated prior to the ownership change is subject to certain limitations. The utilization of such remaining net operating losses is subject to an annual limitation of approximately $0.7 million. The Company is in the process of evaluating the impact of the net built-in gain on this limitation. As a result, a certain portion of the net operating losses will expire before they can be utilized.
     During the twenty-six weeks ended July 2, 2005 and June 26, 2004, the Company recorded a non-cash income tax provision of $1.4 million and $1.4 million, respectively. This charge was required because the Company currently have significant deferred tax liabilities related to goodwill with lower tax than book basis as a result of accelerated and continued amortization of goodwill for tax purposes. Following the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, the deferred tax liability related to the Company’s goodwill must now be considered as a liability related to an asset with an indefinite life and can no longer support the realization of deferred tax assets. Historically, the Company did not need a valuation allowance as the book basis of goodwill was higher than the tax basis. This was a result of a goodwill impairment charge which was recorded in fiscal year 2000. In 2004 the continued amortization of goodwill for tax purposes has resulted in a lower tax basis than book basis. Therefore, the Company will record an additional income tax provision to increase its deferred tax valuation allowance. In the future we will increase the valuation allowance with a corresponding deferred tax provision as the deferred tax liabilities relate to the goodwill amortization increase.
•	Valuation of Long-Lived Assets, Indefinite Long-Lived Intangible Assets and Intangible Assets
     The Company assesses the recoverability of indefinite and long-lived assets whenever it determines that events or changes in circumstances indicate that their carrying amount may not be recoverable. In accordance with GAAP, indefinite lived intangible assets are subject to annual impairment tests. The Company’s assessments and impairment testing are primarily based upon management estimates of future cash flows associated with these assets. Should the Company’s operating results, or estimated future results, deteriorate, the Company may determine that some portion of our long-lived tangible or intangible assets are impaired. Such determination could result in non-cash charges that could materially affect the Company’s consolidated financial position or results of operations for that period. At July 2, 2005, intangible assets were $72.8 million and long-lived assets (property, plant and equipment) were $28.6 million. No impairment charges were incurred in the first twenty-six weeks of 2005.
Recent Accounting Pronouncements
          In March 2005, Staff Accounting Bulletin No. 107 (“SAB 107”) was issued which expressed views of the Securities and Exchange Commission (“SEC”) regarding the interaction between Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payment” and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. The accounting provisions of SFAS 123R are effective as of the beginning of the first annual period beginning after June 15, 2005. Although the Company has not yet determined whether adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures of SFAS 123, the Company is evaluating the requirements of SFAS 123R, acceptable methods of determining fair market value, and the magnitude of the impact on its fiscal 2006 consolidated results of operations.
          In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and SFAS Statement No. 3”. APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income in the period of the change. SFAS No. 154 establishes, unless impracticable, retrospective application to prior periods’ financial statements as the required method for reporting a voluntary change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 if the need for such a change arises after the effective date.
          In May 2005, the FASB issued SFAS No. 151 (“SFAS No. 151”), Inventory Costs – an amendment of ARB No. 43, Chapter 4, which relates to inventory costs and the treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. The provisions of SFAS No. 151 are effective for inventory costs incurred beginning in the first quarter of 2006. The Company is currently evaluating the impact of adopting SFAS No. 151 on its financial statements, but does not expect the impact to be significant.
          In June 2005, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements,” which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF No. 05-06 is effective for periods beginning after June 29, 2005. The Company does not expect the provisions of this consensus to have a material impact on the Company’s results of operations or financial condition.
Thirteen weeks ended July 2, 2005 compared to the thirteen weeks ended June 26, 2004
          In the discussion and analysis that follows, all references to 2005 are for the thirteen week period ended July 2, 2005 and all references to 2004 are for the thirteen week period ended June 26, 2004.
          The second quarter of 2004 results have been restated. For more information see Note 2 to condensed consolidated financial statements.
          The following discussion and analysis compares the actual results for the second quarter of 2005 to the restated results for the second quarter of 2004 with reference to the following (dollars and weighted average common shares in thousands, except net loss per share; unaudited):

	Thirteen weeks ended
			June 26, 2004
	July 2, 2005		As restated
Net sales	$56,555	100.0%	$64,206	100.0%
Cost of goods sold	49,320	87.2%	53,537	83.4%

Gross profit	7,235	12.8%	10,669	16.6%

Selling, general and administrative expenses	7,353	13.0%	7,372	11.5%
Shareholder transaction costs	190	0.3%	488	0.7%
Amortization of intangible assets	24	0.0%	124	0.2%

Operating profit (loss)	(332)	(0.5%)	2,685	4.2%

Interest expense	(3,475)	(6.1%)	(3,274)	(5.1%)
Other income (expense,) net	(6)	(0.0%)	30	0.0%

Loss before income taxes	(3,813)	(6.6%)	(559)	(0.9%)

Income tax expense	(718)	(1.3%)	(723)	(1.1%)

Net loss	$(4,531)	(7.9%)	$(1,282)	(2.0%)

Net loss per common share – basic	$(0.56)		$(0.16)

Net loss per common share – diluted	$(0.56)		$(0.16)

Weighted average common shares outstanding:
Basic	8,155		7,987
Diluted	8,155		7,987

          Net sales. The 2005 second quarter net sales of $56.6 million were down 11.9% as compared to net sales in the second quarter of 2004 of $64.2 million. Sales were down due to decreased unit sales, primarily in the general storage category, related to several of the Company’s largest customers. Over one half of the core sales decline occurred in the general storage category, resulting from the aggressive pricing required to offset higher raw material costs. Selling prices were up $3.3 million as compared to the prior year period. Sales to the top three customers were 63% of net sales as compared to 73% in the prior year quarter.
          Gross profit. Gross profit in the second quarter of 2005 was $7.2 million as compared to $10.7 million in the prior year quarter. The decrease in the gross profit was substantially due to the decrease in net sales, higher raw material costs and a reduction in overhead absorption which was due to lower factory production. Gross profit declined to 12.8% of net sales in the second quarter of 2005 from 16.6% of net sales in the prior year due to increased raw material costs primarily for resin and steel and lower production volume that adversely impacted burden absorption. Lower production volume was a direct result of lower sales orders as compared to the second quarter of 2004. Included in the second quarter of 2004 gross profit was a $0.5 million gain on an insurance claim related to a fire in the Company’s Mexican manufacturing facility.
          Selling, general and administrative expenses (SG&A). SG&A expenses of $7.4 million in the second quarter of 2005 were essentially flat to a year ago. As a percentage of net sales, SG&A expenses increased to 13.0% in the second quarter of 2005 from 11.5% in the prior year quarter. SG&A expenses in 2005 included $0.6 million of severance and retention related to management changes since the Shareholder Transaction. In the second quarter of 2005 SG&A expenses were favorably impacted by $0.5 million as a result of lower employee related costs including incentives and fringes as well as a reduction in legal costs associated with the antidumping action (favorably resolved in the third quarter of 2004).
          Shareholder transaction costs. In the second quarter of 2005, the Company incurred $0.2 million of legal and other costs associated with the recently completed Shareholder Transaction. In the second quarter of 2004, the Company incurred $0.5 million of legal costs, investment banking and other costs related to the process that culminated with the Shareholder Transaction.
          Interest expense. Interest expense of $3.5 million in 2005 was up $0.2 million from the prior year period. The increase in interest expense is due to the impact of higher average debt balances. Borrowings in late 2004 to pay expenses related to the Shareholder Transaction resulted in higher debt levels as compared to a year ago.
          Income tax expense. During the second quarter of 2005 and 2004, the Company recorded a non-cash income tax provision related to goodwill of $0.7 million and $0.7 million, respectively. Following the adoption of SFAS No. 142, the deferred tax liability related to the Company’s goodwill must now be considered as a liability related to an asset with an indefinite life and can no longer support the realization of deferred tax assets. Therefore, the Company will record, on a quarterly basis, an additional income tax provision to increase its deferred tax asset valuation allowance. See Note 9. Income Taxes in the Notes to Condensed Consolidated Financial Statements for additional information. The Company continued to record a valuation allowance on its deferred tax assets through July 2, 2005, due to the uncertainty regarding future profitability.
          Net loss. The net loss in the second quarter of 2005 was $4.5 million, up significantly from the 2004 first quarter loss of $1.3 million. Lower sales, increased raw material costs, lower production volume, and severance and retention costs related to changes in management were the primary reasons for the increased loss. The second quarter of 2005 loss per diluted share was $(0.56) as compared to $(0.16) in the second quarter of 2004.
          The diluted weighted average number of shares outstanding increased to 8,154,587 in 2005 from 7,986,614 a year ago. Dilutive options and warrants were not included in the computation of diluted weighted average shares outstanding because the assumed exercise of such equivalents would have reduced the loss per share.
Twenty-six weeks ended July 2, 2005 compared to the twenty-six weeks ended June 26, 2004
          In the discussion and analysis that follows, all references to 2005 are for the twenty-six week period ended July 2, 2005 and all references to 2004 are for the twenty-six week period ended June 26, 2004.
          The results for the twenty-six weeks of 2004 have been restated. For more information see Note 2 to condensed consolidated financial statements.
          The following discussion and analysis compares the actual results for the first twenty-six weeks of 2005 to the restated results for the first twenty-six weeks of 2004 with reference to the following (dollars and weighted average common shares in thousands, except net loss per share; unaudited):

	Twenty-six weeks ended
	July 2, 2005		June 26, 2004 As restated
Net sales	$107,946	100.0%	$117,396	100.0%
Cost of goods sold	94,427	87.5%	96,870	82.5%

Gross profit	13,519	12.5%	20,526	17.5%

Selling, general and administrative expenses	15,034	13.9%	13,768	11.8%
Shareholder transaction costs	308	0.3%	761	0.6%
Amortization of intangible assets	49	0.0%	248	0.2%

Operating profit (loss)	(1,872)	(1.7%)	5,749	4.9%

Interest expense	(6,961)	(6.4%)	(6,529)	(5.6%)
Other expense, net	(19)	(0.1%)	25	(0.0%)

Loss before income taxes	(8,852)	(8.2%)	(755)	(0.7%)

Income tax expense	(1,444)	(1.3%)	(1,443)	(1.2%)

Net loss	$(10,296)	(9.5%)	$(2,198)	(1.9%)

Net loss per common share – basic	$(1.26)		$(0.28)

Net loss per common share – diluted	$(1.26)		$(0.28)

Weighted average common shares outstanding:
Basic	8,155		7,987
Diluted	8,155		7,987
          Net sales. 2005 net sales were $107.9 million, representing a decrease of $9.5 million, or 8.0%, from $117.4 million in 2004. The sales decrease resulted from a decline in unit sales, primarily in the general storage category, to several of our largest customers. Selling prices were up $7.4 million as compared to the prior year period. Sales to the top three customers were 65% of net sales as compared to 74% in the prior period.
          Gross profit. Gross profit in 2005 was $13.5 million as compared to $20.5 million in the prior year quarter. The decrease in the gross profit was substantially due to the decrease in net sales, higher raw material costs and a reduction in overhead absorption which was due to lower factory production. Gross profit declined to 12.5% of net sales in 2005 from 17.5% of net sales in the prior year due to increased raw material costs primarily for resins and steel and lower production volume that adversely impacted burden absorption. Lower production volume in 2005 was a direct result of lower sales orders as compared to the prior year. The 2004 gross profit included $0.7 million of costs related to the January 2004 closing of the Eagan Minnesota facility. Included in the 2004 gross profit was a $0.5 million gain on an insurance claim related to a fire in the Company’s Mexican manufacturing facility.
          Selling, general and administrative expenses (SG&A). SG&A expenses of $15.0 million in 2005 were up $1.3 million compared to a year ago. As a percentage of net sales, SG&A expenses increased to 13.9% in 2005 from 11.8% in 2004. 2005 includes $1.8 million of severance and retention costs related to management changes since the Shareholder Transaction. Incentive and fringe related expenses were approximately $0.6 million lower than a year ago. In 2004, SG&A expenses were favorably impacted by a $0.5 million bad debt recovery.
          Shareholder transaction costs. In 2005, the Company incurred $0.3 million of legal and other costs associated with the recently completed Shareholder Transaction. In 2004, the Company incurred $0.8 million of legal costs, investment banking and other costs related to the process that culminated with the Shareholder Transaction.
          Interest expense. Interest expense of $7.0 million in 2005 was up $0.4 million from the prior year period. The increase in interest expense is due to the impact of higher average debt balances. Our average debt balance increased by $14.2 million in 2005 versus the comparable period in 2004.
          Income tax expense. During 2005 and 2004, the Company recorded a non-cash income tax provision related to goodwill of $1.4 million and $1.4 million, respectively. Following the adoption of SFAS No. 142, the deferred tax liability related to the Company’s goodwill must now be considered as a liability related to an asset with an indefinite life and can no longer support the realization of deferred tax assets. Therefore, the Company will record, on a quarterly basis, an additional income tax provision to increase our deferred tax asset valuation allowance. See Note 9. Income Taxes in the Notes to Condensed Consolidated Financial Statements for additional information. The Company has continued to record a valuation allowance on its deferred tax assets through July 2, 2005, due to the uncertainty regarding future profitability.
          Net loss. The 2005 net loss was $10.3 million, up significantly from the 2004 loss of $2.2 million. Lower sales, increased raw material costs, reduced factory running rates, the severance and retention costs related to changes in management were the primary reasons for the increased loss. The 2005 loss per diluted share was $(1.26) as compared to $(0.28) in 2004.
          The diluted weighted average number of shares outstanding increased to 8,154,587 in 2005 from 7,986,585 a year ago. Dilutive options and warrants were not included in the computation of diluted weighted average shares outstanding because the assumed exercise of such equivalents would have reduced the loss per share.

Liquidity and Capital Resources
Cash
          Cash decreased by $0.7 million and $0.4 million for the twenty-six weeks ended July 2, 2005 and June 26, 2004, respectively. The change in cash was as follows for the twenty-six weeks ended July 2, 2005 and June 26, 2004 (Unaudited, in millions):

	Twenty-six weeks
	ended
	July 2,	June 26,
	2005	2004
Net cash provided by operating activities	$4.7	$1.6
Net cash used in investing activities	(0.6)	(3.6)
Net cash (used in) provided by financing activities	(4.8)	1.6

Net decrease in cash and cash equivalents	$(0.7)	$(0.4)

Net cash provided by operating activities:
     Net cash provided by operating activities was $4.7 million for the twenty-six weeks ended July 2, 2005 as compared to $1.6 million for the same period in 2004. The year over year increase in cash provided by operating activities was primarily due to improved working capital.
Net cash used in investing activities:
          Cash used in investing activities was $0.6 million for the twenty-six weeks ended July 2, 2005 as compared to $3.6 million in the prior year period. Capital expenditures in the normal course of business were $1.0 million for the twenty-six weeks ended July 2, 2005 as compared to $3.6 million during the twenty-six weeks ended June 26, 2004. On a year to date basis, capital expenditures in 2005 were below that of the prior year due to the timing of capital projects. Capital expenditures for 2005 are expected to be in the $5.0 million to $7.0 million range. In addition, the settlement of an environmental escrow account related to a 1997 acquisition generated $0.4 million of cash in 2005.
Net cash (used in) provided by financing activities:
          Cash used in financing activities of $4.8 million for the twenty-six weeks ended July 2, 2005 was primarily the result of payments made to reduce a portion of our outstanding borrowings under the Company’s amended and restated loan agreement. During the twenty-six weeks ended June 26, 2004 the cash provided by financing activities of $1.6 million was primarily due to additional borrowings under the loan and security agreement.
Capital Resources
          The Company’s primary sources of liquidity and capital resources include cash provided from operations and borrowings under the Company’s asset-based $60 million Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”). On December 14, 2004, the Company and Fleet Capital Corporation entered into the Amended Loan Agreement to accommodate operations subsequent to the Shareholder Transaction. The changes within the Amended Loan Agreement included an increase in the line of credit from $50.0 million to $60.0 million, an extension of the term of the agreement by 9 months to December 13, 2008, a reduction of applicable interest rates by 25 basis points and a reduction of the minimum excess availability requirement from $9.2 million to $5.0 million. The covenants restricting changes of ownership and changes of control of the Company have been revised to reflect the new ownership structure of the Company following the Shareholder Transaction.
          The Amended Loan Agreement covenants require the Company to maintain excess availability at all times of at least $5.0 million. At July 2, 2005, the eligible asset base was $55.5 million. Thus, the

Company could borrow up to $50.5 million under the Amended Loan Agreement. At July 2, 2005, there were $20.3 million of borrowings under the Amended Loan Agreement and outstanding letters of credit totaled $2.7 million. Accordingly, the Company still had availability under the Amended Loan Agreement of $27.5 million. Despite the operating loss incurred during the first twenty-six weeks of 2005, the Company expects there to be sufficient financing capability to fund operations for at least the next twelve months.
          The Company’s Amended Loan Agreement contains one financial covenant pertaining to a minimum cash interest coverage ratio. The cash interest coverage ratio was required to be no lower than 1.25 in June 2005. At July 2, 2005, the Company’s cash interest coverage ratio was 1.52. The earnings component of the covenant is the trailing twelve-month earnings before interest, taxes, depreciation and amortization. Certain costs related to factory realignments and the Shareholder Transaction are excluded. For the twelve months ended July 2, 2005, the earnings component of the covenant was $20.0 million. For a definition of cash interest coverage ratio as it is used in the Amended Loan Agreement, refer to the Amended Loan Agreement that was filed as an exhibit to the Company’s 2004 Annual Report on Form 10-K.
          The Company was in compliance with all applicable Amended Loan Agreement covenants as of July 2, 2005.
          The following is a table providing the aggregate annual contractual obligations of the Company including debt, capital lease obligations, future minimum rental commitments under operating leases and purchase obligations at July 2, 2005 and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods.

	Payments Due by Period
	(Dollars in thousands)
		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$116,050	$—	$116,050	$—	$—
Capital lease obligations	4,647	73	206	265	4,103
Minimum rental commitments under operating leases	16,701	4,626	7,639	4,436
Purchase obligations (estimated) (1)	72,680	27,810	44,870	—	—

Total contractual cash obligations	$210,078	$32,509	$168,765	$4,701	$4,103

(1)	The Company has entered into commitments to purchase certain core commodities at formula-based prices. The agreements expire in 2005 and 2006. Future related minimum commitments to purchase commodities, assuming April 2005 price levels, are $27.8 million in 2005 and $44.9 million in 2006. The purchase commitment pricing is not tied to fixed rates; therefore, the Company’s results of operations or financial position could be affected by significant changes in the market cost of the commodities. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Commodity Risk” in the Company’s Form 10-K for fiscal 2004, which is incorporated herein by reference, for further details.

	Financing commitments expiring by period
	(in thousands)
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Standby letters of credit	$2,700	$2,700	$—	$—	$—

Business Risks and Management Outlook
•	One of the Company’s largest customers is Kmart. The Company’s net sales to Kmart were $73 million in 2004 and $77 million in 2003. As set forth in Kmart’s public filings after emerging from bankruptcy in May 2003, Kmart has improved its financial performance and has operated within its financial covenants. However, Kmart continues to report that it has experienced declines in same store sales and further reduced its store count during 2004. Kmart has paid all of its current obligations to the Company on time and the Company does not believe that Kmart’s current situation will negatively impact the Company in the near term. Given the size of the Company’s sales to Kmart, future results may be either favorably or unfavorably impacted by any number of factors related to the retailer. In 2004, Kmart announced two transactions involving the sale of up to 74 stores, or approximately 5% of Kmart’s store base. In addition, Kmart has recently completed its merger with Sears. It is not yet possible to determine the potential impact of these transactions on Kmart’s purchases with the Company.
•	Historically, plastic resin has represented approximately 20% to 25% of the Company’s cost of goods sold. In 2004, the percentage increased to 35% due to higher plastic resin costs and usage. Plastic resin costs are impacted by several factors outside the control of the Company including supply and demand characteristics, oil and natural gas prices and the overall health of the economy. Any of these factors could potentially have a positive or negative impact on plastic resin prices and the Company’s profitability. The Company expects the 2005 average cost of both plastic resin and steel to be higher than 2004. While the Company will make every effort to recover the higher cost of plastic resin, there is no assurance that future resin cost increases can be passed on to customers.
•	The Company currently manufactures a significant portion of its laundry products in the U.S. Management believes that the Company’s current manufacturing structure provides increased flexibility to meet customer needs. All of the Company’s major laundry competitors rely heavily on foreign sourced products. Such products are produced in several countries, including a significant portion from China. Over the past few years, these foreign sourced competitive products were introduced at selling prices below ours. This has caused the Company’s profit margins and market share to decline. The Company has initiated many cost cutting and other steps to protect our market share and profit margins. The Company is also aggressively pursuing the increased importation of certain laundry products. The Company continues to analyze the competitiveness of its North American based laundry manufacturing operations. In addition, the Company filed an action with the U.S. International Trade Commission (“ITC”) and the U.S. Department of Commerce (“Department of Commerce”) on June 30, 2003 seeking relief from a surge in the importation of unfairly priced Chinese ironing boards. On July 15, 2004, the ITC unanimously determined that the U.S. ironing board industry was facing material injury as a result of the importation of unfairly priced ironing boards from China. The ITC’s action resulted in the issuance of an antidumping duty order by the Secretary of Commerce in August 2004. As a result, the Department of Commerce assigned revised dumping margins ranging from 9.47 percent to 157.68 percent. As necessary, the Company will vigorously defend or otherwise support the antidumping order, which may require it to devote financial and other resources, including management time and legal expenses.
•	The Company’s three largest customers all have unique aspects that require additional packaging, handling and technical support. Distribution systems are constantly evolving as retailers search for additional costs to remove from the distribution system. A coming technology is radio frequency identification (RFID) which attaches a computer chip to each product. This chip gives off a radio signal that can be tracked by the retailer for inventory and sale purposes. RFID has the potential to replace current bar code technology. Wal-Mart has indicated that vendors should prepare for a conversion to RFID technology over the next one to two years. The cost to transition to RFID is unknown but is expected to be significant.
•	The Company’s Amended Loan Agreement takes into account seasonal fluctuations and changes to the Company’s collateral base. Because the financing is asset based, availability of funds to borrow is dependent on the quality of the Company’s asset base, primarily its receivables and inventory.

Should the lender determine that such assets do not meet the bank’s credit tests, availability can be restricted. Given the Company’s retail customer base, it is possible that certain customers could be excluded from the asset base, thus reducing credit availability.
•	In an environment where customers largely control selling prices and vendors largely control raw material costs, sustained profitability and cash flow is a challenging goal. The Company will continue to focus on controlling costs of production and holding operating expenses to below industry levels. The Company also intends to continue to develop new products and categories, as management believes that such items have a better opportunity for reasonable profit margins. Given the declining profitability of certain products and the increasing cost of raw materials, the Company has announced selective price increases. The success of these price increases is predicated on the competitive market place. If such price increases are not successfully implemented, certain products will be discontinued.
•	Given the Company’s line of credit availability, the Company may from time-to-time look at opportunities to buy its high-yield bonds. A buyback might be done if such transactions are accretive to shareholders through either a reduction of interest expense or a buyback of bonds at a discount.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
          The Company’s primary market risk is impacted by changes in interest rates and price volatility of certain commodity based raw materials.
          Interest Rate Risk. The Company’s revolving credit agreement is LIBOR-based and is subject to interest rate movements. During the thirteen and twenty-six weeks ended July 2, 2005, the Company did not experience any material changes in interest rate risk that would affect the disclosures presented in the Company’s Annual Report on Form 10-K for the fifty-three week period ended January 1, 2005.
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
          The Company has entered into commitments to purchase certain core commodities at formula-based prices. The agreements expire in 2005 and 2006. Future related minimum commitments to purchase commodities, assuming July 2005 price levels, are $28 million in 2005 and $45 million in 2006. In the event there is a major change in economic conditions affecting the Company’s overall annual plastic resin volume requirements, the Company and the vendor will mutually agree on how to mitigate the effects on both parties. Mitigating actions include deferral of product delivery within the agreement term, agreement term extension and/or elimination of excess quantities without liability. The purchase commitment pricing is not tied to fixed rates; therefore, the Company’s results of operations or financial position could be affected by significant changes in the market cost of the commodities.
Item 4. Controls and Procedures
          The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon the results of that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act of 1934 was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. This was due solely to a material weakness in internal controls over financial reporting described in the Company’s Form 8-K filed on August 22, 2005 where the Company disclosed that it had not maintained effective controls over the determination of the provision for income taxes and related deferred income tax accounts. The Company has designed and implemented improvements in its internal control over financial reporting to address the tax accounting error and will test these controls in subsequent accounting periods.
          As described in Note 2 to the condensed consolidated financial statements for the periods ended July 2, 2005, included herein, the Company will restate such condensed consolidated financial statements for all periods ended April 2, 2005, January 1, 2005, and each of the interim periods in fiscal 2004 by amending its Form 10-Q for the quarter ended April 2, 2005 and its Form 10-K for the fiscal year ended January 1, 2005 to correct errors relating to accounting for income taxes and related tax liabilities. Based on management’s review, it has been determined that these errors were inadvertent and unintentional.

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
          Following the end of the quarter ended July 2, 2005 and in connection with its close process for such quarter, the Company designed and implemented improvements in its procedures for internal control over financial reporting to address the material weakness in accounting for income taxes. These improvements included the following actions:
•	Educating and training Company individuals involved in accounting and reporting for income taxes. Appropriate finance staff personnel have researched and reviewed accounting pronouncements on accounting and reporting for income taxes, specifically as they related to deferred income taxes. Finance personnel will also attend various conferences and seminars to maintain current knowledge with respect to deferred taxes and accounting for income taxes; and
•	Enhancing the documentation regarding conclusions reached in the implementation of generally accepted accounting principles. The Company has commenced this documentation and will continue to develop and incorporate this documentation into its ongoing Sarbanes Oxley internal controls and procedures preparation.
          The Company will continue to monitor and test these controls in future periods to determine their effectiveness.
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
          On June 4, 2004, a complaint was filed in the Chancery Division of the Circuit Court of Cook County, Illinois against the Company and the Company’s directors. The complaint purported to be filed by a stockholder and alleged that in entering into the Agreement and Plan of Merger, by and between the Company and JRT Acquisition, Inc. (“JRT”), as amended by the First Amendment to the Agreement and Plan of Merger, dated October 11, 2004 (the “JRT Agreement”), the Company’s board of directors breached their fiduciary duties of loyalty, due care, independence, good faith and fair dealing. The complaint included a request for a declaration that the action be maintained as a class action. On May 5, 2005, The Illinois Circuit Court (lower court) issued its Order dismissing the shareholder action, Slattery v. Home Products Int’l, Inc., as moot. The Circuit Court’s May 5, 2005 Order also denied plaintiffs petition for attorneys’ fees. On June 2, 2005, plaintiffs filed an appeal from the Circuit Court’s denial of their petition for attorneys’ fees only. Plaintiffs did not appeal the portion of the May 5, 2005 Order that dismissed the complaint. The appeal is pending in the Illinois Appellate Court for the First District. The Company intends to defend this appeal vigorously.
          On July 20, 2005, a complaint was filed in the United States District Court for the Southern District of New York by Sawaya Segalas & Co., LLC (“SSC”) against the Company. Service of process for the complaint was effected as of July 22, 2005. The complaint alleges that the Company is obligated under an engagement letter, by and between SSC and the Company, dated April 23, 2002, to pay to SSC a success fee in connection with the successful tender offer by Storage Acquisition Company, L.L.C. for all the outstanding common stock of HPI that was completed in December of 2004. SSC seeks damages from the Company in the amount of $1.2 million, pre-judgment interest, SSC’s attorneys’ fees, disbursements and costs, and other relief deemed proper by the court. The Company is evaluating the complaint and is in the process of responding to this claim.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None.
Item 3. Defaults Upon Senior Securities – None.
Item 4. Submission of Matters to a Vote of Security Holders
          On August 2, 2005, the Company held its duly called its 2005 Annual Meeting of Stockholders (the “2005 Annual Meeting”). The following is a brief description of the matters duly acted upon at the meeting and tabulation of the voting results.
          Proposal No. 1. The amendment of the Company’s By-Laws to provide that the Company’s Board of Directors shall consist of three classes of directors was ratified, with 7,604,484 votes for, 54,763 votes against, 3,000 abstentions and 0 broker non-votes.
          Proposal No. 2. The election of the following directors, who will serve until the next annual meeting associated with their respective class or until his or her successor has been elected and qualified, their resignation, or their removal, whichever is earlier:

Nominee	Votes in Favor	Votes Withheld
Joseph Gantz (Class I)	7,658,247	4,000
James M. Gould (Class I)	7,658,247	4,000
Donald J. Liebentritt (Class I)	7,658,247	4,000
William C. Pate (Class II)	7,658,247	4,000
Douglas Ramsdale (Class II)	7,658,247	4,000
Terry Savage (Class II)	7,658,247	4,000
Ellen Havdala (Class III)	7,624,047	38,200
Robert Lawrence (Class III)	7,658,247	4,000
Mark Weber (Class III)	7,658,247	4,000
Proposal No. 3. The ratification of the Equity Award Plan for employees and officers was ratified, with 7,638,387 votes for, 23,890 votes against, 0 abstentions and 0 broker non-votes.
          Pursuant to a Voting Agreement, dated October 28, 2004, by and among Mr. Joseph Gantz, the Company’s Chairman, and certain other parties thereto, and a Board Composition Agreement, entered into as of October 28, 2004, by and among Mr. Gantz and certain other parties thereto, Mr. Gantz exercised his right and ability in connection with the 2005 Annual Meeting to designate six of the directors and direct the vote of that number of shares held by our largest stockholder that were required to elect at least a majority of the Company’s Board of Directors.
Items 5. Other Information – Not applicable.
Item 6. Exhibits

3.1	Amended and Restated By-laws of the Company approved by the Company’s Stockholders and adopted by the Board of Directors on August 2, 2005.

31.1	Certification by Douglas R. Ramsdale, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Donald J. Hotz, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Home Products International, Inc.

By :	/s/ Donald J. Hotz

Donald J. Hotz
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Mark J. Suchinski

Mark J. Suchinski
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)
Dated: August 22, 2005