Form 10-K/A
period 2005-01-01
HOME PRODUCTS INTERNATIONAL INC
filed 2005-09-16
CIK 814457

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

HOME PRODUCTS INTERNATIONAL, INC.
INDEX TO FORM 10-K/A
For the Fiscal Year Ended January 1, 2005

EXPLANATORY STATEMENT
     As previously disclosed in the Home Products International, Inc. (the “Company”) Current Report on Form 8-K dated August 22, 2005, senior management of the Company determined that the Company’s financial statements for the fiscal year ended January 1, 2005, including the quarterly periods within that fiscal year, (the “Financial Statements”) should no longer be relied on because the accounting treatment regarding a deferred tax liability related to goodwill and certain other adjustments were inaccurately reflected in those Financial Statements. As a result, the Company determined it would be appropriate to restate the Financial Statements.
     This Amendment No. 1 on Form 10-K/A which amends and restates the Company’s Form 10-K for the fiscal year ended January 1, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2005 (the “Original Filing”), is being filed to reflect the restatement of the consolidated financial statements and other financial information of the Company for the fiscal year ended January 1, 2005, including the interim periods within fiscal year 2004. Beginning in 2004, the Company accounted for its deferred tax liability related to goodwill as a reversing taxable temporary difference. Following Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, the Company has determined that the deferred tax liability related to the Company’s goodwill should have been considered as a liability related to an asset with an indefinite life which could not support the realization of deferred tax assets. Therefore, the Company has recorded additional deferred tax expense of $2.9 million, to increase its deferred tax asset valuation allowance for fiscal year 2004. This non-cash adjustment had no impact on the Company’s compliance with covenants related to either its $60 million revolving credit facility of which $25.0 million was outstanding as of January 1, 2005, its 9 5/8% Senior Subordinated Notes due 2008 of which $116 million was outstanding as of January 1, 2005, or its payment of incentives to management. In conjunction with this restatement the Company will also make adjustments to correct errors that were identified in connection with the second quarter fiscal year 2005 close process related to its accounting for an operating lease and its accounting for its Mexico subsidiary. These adjustments are also non-cash entries but will increase net loss by $0.5 million for fiscal year 2004. See Note 2 to the consolidated financial statements for further details.
     For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates certain information in Items 6, 7, 8 and 9A of Part II and Item 15 of Part IV of the Original Filing, in each case solely as a result of and to reflect the restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to include an updated consent of the Company’s independent registered public accounting firm and certifications re-executed as of the date of this Form 10-K/A from the Company’s Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as exhibits 31.1 and 31.2.
     Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing (other than the restatement), and such forward looking statements should be read in their historical context.

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

     Fiscal year 2004 has been restated as a result of the Company’s correction for the accounting for deferred income taxes related to goodwill and certain other immaterial adjustments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Restatement” and Note 2 to the Consolidated Financial Statements

	2004	2003	2002	2001	2000
	As Restated
		(in thousands, except share date)
Statement of Operations Data:
Net sales	$260,277	$233,602	$249,192	$249,721	$297,048
Cost of goods sold	215,337	197,560	190,705	188,299	235,144
Special charges (income), net	—	—	(106)	(414)	1,920

Gross profit	44,940	36,042	58,593	61,836	59,984

Selling, general and administrative expenses	26,934	29,801	30,729	36,910	39,382
Shareholder transaction costs	9,071	—	—	—	—
Amortization of intangible assets	508	503	505	3,190	5,350
Restructuring and other charges (income), net	(103)	(1,245)	(1,303)	(480)	10,482
Asset impairment charges	—	—	567	—	53,348

Operating profit (loss)	8,530	6,983	28,095	22,216	(48,578)

Interest expense	(13,537)	(13,653)	(13,823)	(18,284)	(22,363)
Other income (expense), net	14	2,204	559	14,023	(467)

Earnings (loss) before income taxes	(4,993)	(4,466)	14,831	17,955	(71,408)

Income tax expense	(2,885)	(6,871)	(527)	(975)	(103)

Net earnings (loss)	$(7,878)	$(11,337)	$14,304	$16,980	$(71,511)

Earnings (loss) per common share — basic	$(0.99)	$(1.42)	$1.83	$2.24	$(9.77)

Earnings (loss) per common share — diluted	$(0.99)	$(1.42)	$1.73	$2.19	$(9.77)

	As of Fiscal Year Ended
	2004	2003	2002	2001	2000
	As Restated	(in thousands)
Balance Sheet and Cash Flow Data:
Working capital	$20,434	$19,714	$30,569	$9,010	$18,626
Property, plant and equipment, net	31,468	32,812	37,189	42,631	55,881
Goodwill and other intangible assets	73,282	74,360	74,863	76,375	116,833
Total assets	192,313	180,275	203,518	187,343	265,652
Revolving line of credit and other current debt	25,091	9,969	158	158	6,558
Long-term obligations (net of current debt)	120,655	120,578	129,621	130,447	215,051
Stockholders’ equity (deficit)	(907)	6,341	17,467	2,820	(14,497)
Cash (used for) provided by operating activities	(8,030)	443	8,796	23,326	17,706

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

Restatement

     This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended January 1, 2005 restates the consolidated financial statements for the year ended January 1, 2005 and each of the interim periods in fiscal year 2004.

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

     As a result of the deferred tax liability restatement, income tax expense in fiscal year 2004 increased by approximately $2.9 million (approximately $0.7 million per quarter in 2004). Loss per share on a diluted basis increased by approximately $0.36 in fiscal year 2004 (approximately $0.09 per quarter in 2004). This adjustment increased the deferred tax liability in the consolidated balance sheet by $2.9 million at January 1, 2005.

     In connection with the second quarter of 2005 close process the Company identified a lease agreement that contained escalating rental payments that were not appropriately straight-lined over the lease term in accordance with the requirements of SFAS No. 13, “Accounting for Leases” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”. Accordingly, the Company is required to record a rent deferral within other liabilities for the excess of the straight-line rental expense over the rental payments made to date. As a result of the lease accounting adjustment, cost of goods sold in fiscal year 2004 increased by approximately $0.3 million. Loss per share on a fully diluted basis increased by approximately $0.03. This adjustment increased other liabilities on the consolidated balance sheet by approximately $0.3 million at January 1, 2005.

     The Company also identified two adjustments related to the accounting for its Mexico subsidiary. The first adjustment related to an error in translating fixed asset additions and recording depreciation expense where the Company understated depreciation expense on the fixed assets of the Mexico operation. The second adjustment relates to management’s inappropriate use of the Mexican Peso as its functional currency for the Mexico operation. As a result of these adjustments, cost of goods sold increased by approximately $0.2 million and other income increased by $0.01 million in fiscal year 2004. Loss per share on a fully diluted basis increased by approximately $0.03 due to these adjustments. These adjustments increased property, plant and equipment by $0.1 million and accumulated depreciation by $0.2 million and reduced accumulated other comprehensive loss by $0.05 million on the consolidated balance sheet at January 1, 2005.

     The impact of the lease accounting and Mexican subsidiary adjustments was not material to the interim periods of fiscal year 2004 and prior periods. Accordingly, the restated results for the fourth quarter of fiscal year 2004 include an amount of $0.4 million in respect of these prior periods. See Note 2 to the consolidated financial statements for further details.

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

•	Valuation of deferred income taxes

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

     The Company had $35 million of deferred tax assets as of January 1, 2005, resulting from net operating loss carryforwards, and other deductible temporary differences, which may reduce taxable income in future periods to the extent the Company generates profits. Because the value of the deferred tax assets is fully reserved, changes in estimates of future operating performance could result in a reduction of the valuation allowances and a corresponding decrease in income tax expense. The changes in the valuation allowances in any future interim period or fiscal year could be material.

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

     During fiscal year 2004, the Company recorded non-cash deferred income tax expense of $2.9 million. This charge was required because the Company currently has significant deferred tax liabilities related to goodwill with lower tax than book basis as a result of accelerated and continued amortization of goodwill for tax purposes. Following the adoption of SFAS No. 142. “Goodwill and Other Intangible Assets”, the deferred tax liability related to the Company’s goodwill must now be considered as a liability related to an asset with an indefinite life and can no longer support the realization of deferred tax assets. Historically, the Company did not need a valuation allowance as the book basis of goodwill was lower than the tax basis. This was a result of a goodwill impairment charge which was recorded in fiscal year 2000. In 2004 the continued amortization of goodwill for tax purposes has resulted in a lower tax basis than book basis. Therefore, the Company will record an additional income tax provision to increase its deferred tax valuation allowance. In the future we will increase the valuation allowance with a corresponding deferred tax provision as the deferred tax liabilities related to the goodwill amortization increase.

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

•	Valuation of Long-Lived, Indefinite Long-Lived Intangible Assets and Intangible Assets

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

Fiscal year 2004 (restated) as compared to fiscal year 2003

     In the discussion and analysis that follows, all references to 2004 are for the fifty-three week year ended January 1, 2005 and all references to 2003 are for the fifty-two week year ended December 27, 2003.

     The following discussion and analysis compares the restated results for 2004 to the actual results for 2003 with reference to the following (in thousands, except loss per share):

	Fifty-three weeks ended
	January 1, 2005 As Restated		Fifty-two weeks ended December 27, 2003
Net sales	$260,277	100.0%	$233,602	100.0%
Cost of goods sold	215,337	82.7	197,560	84.6

Gross profit	44,940	17.3	36,042	15.4

Selling, general and administrative expenses	26,934	10.3	29,801	12.8
Shareholder transaction costs	9,071	3.5	—	—
Amortization of intangible assets	508	0.2	503	0.2
Restructuring and other, net	(103)	—	(1,245)	(0.5)

Operating profit	8,530	3.3	6,983	2.9

Interest expense	(13,537)	(5.2)	(13,653)	(5.8)
Other income, net	14	0.0	2,204	0.9

Loss before income taxes	(4,993)	(1.9)	(4,466)	(2.0)

Income tax expense	(2,885)	(1.1)	(6,871)	(2.9)

Net loss	$(7,878)	(3.0)%	$(11,337)	(4.9)%

Net loss per common share:
Basic	$(0.99)		$(1.42)
Diluted	$(0.99)		$(1.42)

	Fifty-three weeks ended	Fifty-two weeks ended
	January 1, 2005	December 27, 2003
Weighted average common shares
Outstanding:
Basic	7,936	7,975
Diluted	7,936	7,975

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

     Gross profit. The Company’s gross profit in 2004 was $45.0 million as compared to $36.0 million in 2003 and gross profit margins increased to 17.3% of net sales from 15.4% a year ago. Gross profit and gross profit margins were influenced by a number of factors, including:

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

     Income tax expense. During 2004, the Company recorded non-cash deferred income tax expense of $2.9 million relating to the Company’s goodwill. Following the adoption of SFAS No. 142, the deferred tax liability related to the Company’s goodwill must now be considered as a liability related to an asset with an indefinite life which can no longer support the realization of deferred tax assets. See Note 13. Income Taxes in the notes to the consolidated financial statements for additional information. The Company continued to record a valuation allowance on its deferred tax assets through January 1, 2005, due to the uncertainty regarding future profitability. During 2003, the Company recorded an income tax provision of $7.8 million to increase the Company’s valuation allowance for net deferred tax assets. The increase in the valuation allowance during 2003 reflected the uncertain nature of future taxable income and management’s determination that it is more likely than not that none of the deferred tax assets will be realized. In addition, a decrease in the accrual for income taxes in 2003 generated $0.8 million of income.

     At January 1, 2005, the Company had tax loss carryforwards of approximately $68 million (expiring in years 2010 through 2024) which may be used to reduce taxes in the future. The completion of the Shareholder Transaction on December 13, 2004 constituted an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, and the use of any of the Company’s net operating loss carryforwards generated prior to the ownership change is subject to certain limitations. Management believes that the annual amount of carryforward available to offset current taxable income will be limited to approximately $0.7 million. The Company is in the process of evaluating the impact of the net built-in gain on this limitation. There is no assurance that future income will be sufficient to utilize these tax loss carryforwards.

     Net loss. The net loss in 2004 was $7.9 million. The loss was significantly lower than the $11.3 million loss reported in 2003. 2003 included a $7.8 million increase in the Company’s valuation allowance for deferred taxes, $1.7 million of charges related to the closure of the Eagan manufacturing facility, a $2.3 million gain on the purchase of the Company’s high yield bonds and $0.8 million of income from reductions of income tax accruals. 2004 operating performance benefited from higher sales, improved factory performance, lower operating expenses and the insurance gains. Partially offsetting these improvements were $9.1 million of costs in 2004 related to the Shareholder Transaction and $0.8 million of charges related to the closing of Eagan.

     The loss per diluted share was $(0.99) as compared to $(1.42) in 2003. The diluted weighted average number of shares outstanding in 2004 was 7,936,057, down slightly from 7,975,399 a year ago. Dilutive options and warrants are not included in the computation of diluted weighted average shares outstanding because the assumed exercise of such equivalents would have reduced the loss per share.

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

     The Company’s Amended Loan Agreement contains one financial covenant pertaining to a minimum cash interest coverage ratio. The cash interest coverage ratio must be no lower than 1.0 at the end of 2004 at which point the ratio begins a quarterly increase until it reaches 1.25 in June 2005. At January 1, 2005, the Company’s cash interest coverage ratio was 2.12. The earnings component of the covenant is the trailing twelve-month earnings before interest, taxes, depreciation and amortization. Certain costs related to factory realignments and the Shareholder Transaction are excluded. For the twelve months ended January 1, 2005, the earnings component of the covenant was $27.4 million. For a definition of cash interest coverage ratio as it is used in the Amended Loan Agreement, refer to the Amended Loan Agreement that is filed as an exhibit to this Form 10-K.

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

Material Weakness in Internal Controls and Procedures

     As set forth in Item 9A — Controls and Procedures, the Company has reported that management had identified a material weakness in its internal controls and procedures over financial reporting. Specifically, during the close process for its second quarter of 2005 financial statements, KPMG LLP, the Company’s independent registered public accounting firm and management, identified errors in the Company’s treatment regarding a deferred tax liability relating to goodwill and certain other adjustments that were inaccurately reflected in its financial statements. As discussed under Item 9A — Controls and Procedures, beginning in 2004, the Company accounted for its deferred tax liability related to goodwill as a reversing taxable temporary difference. The Company recorded various non-cash adjustments that had no impact on the Company’s compliance with covenants related to either its $60 million revolving credit facility of which $25.0 million was outstanding as of January 1, 2005, its 9 5/8 % Senior Subordinated Notes due 2008 of which $116 million was outstanding at January 1, 2005, or its payment of incentives to management.

     While the errors in financial reporting that related to the material weakness were corrected in its restated financial statements, the Company’s management intends to correct the material weakness as soon as possible. Because a material weakness is defined as a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected, the Company’s management believes that prompt remediation of the material weakness will mitigate the uncertainty presented by the possibility of material misstatements in the Company’s reported financial information and in the accuracy and completeness of its financial reports. If the Company is again unable to assert that its internal control over financial reporting is effective in any future period, the existence of the reported material weakness could represent a trend or uncertainty affecting the accuracy of the Company’s consolidated financial statements. As of the date of this Amendment, the Company has identified and undertaken several actions to remediate the reported material weakness in internal controls over financial reporting. Due to the nature of the control deficiency related to this material weakness, and pending completion of its subsequent review process for its financial statements, the Company believes it is premature, as of the date of this Amendment, to determine whether it has effectively corrected the reported material weakness.

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

Cautionary Statement Regarding Forward-Looking Statements

     This amended annual report on Form 10-K/A, including, but not limited to, “General Development of Business,” “Properties,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally may be identified by the use of terminology such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” or similar phrases or the negatives of such terms. Such statements are based on management’s current expectations and are subject to risks, uncertainties and assumptions, including those identified below and in the foregoing “Business Risks and Management Outlook”, as well as other matters not yet known to the Company or not currently considered material by the Company, which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to:

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

     Given these risks and uncertainties, investors are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements do not guarantee future performance. The Company’s operating results may fluctuate, especially when measured on a quarterly basis. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s periodic reports on Forms 10-K, 10-Q and 8-K (and any amendments there to) filed with the Securities and Exchange Commission. Such reports attempt to advise interested parties of the factors that affect the Company’s business.

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

Item 8. Financial Statements and Supplementary Data.

     The following pages contain the Financial Statements and Supplementary Data as specified by Item 8 of Part II of Form 10-K, as amended.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Home Products International, Inc.:

We have audited the accompanying consolidated balance sheets of Home Products International, Inc. and subsidiary (the Company) as of January 1, 2005 and December 27, 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the fiscal years in the three-year period ended January 1, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, the Company’s consolidated financial statements as of and for the fiscal year ended January 1, 2005 have been restated.

/s/ KPMG LLP

Chicago, Illinois
March 31, 2005, except as to Note 2,
   which is as of August 22, 2005.

HOME PRODUCTS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	As of Fiscal Year End
	2004	2003
	As Restated
	(in thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,146	$797
Accounts receivable, net of allowance for doubtful accounts and deductions of $3,345 at January 1, 2005 and $4,824 at December 27, 2003	51,473	47,963
Inventories	30,292	17,903
Prepaid expenses and other current assets	2,787	2,421

Total current assets	85,698	69,084

Property, plant and equipment – at cost	95,419	91,647)
Less accumulated depreciation and amortization	(63,951)	(58,835)

Property, plant and equipment, net	31,468	32,812

Patents and non-compete agreements, net	100	608
Goodwill, net	73,182	73,752
Other non-current assets	1,865	4,019

Total assets	$192,313	$180,275

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Revolving line of credit and other current debt	$25,091	$9,969
Accounts payable	25,723	21,425
Accrued liabilities	14,450	17,976

Total current liabilities	65,264	49,370

Long-term obligations – net of current debt	120,655	120,578
Deferred income taxes	2,852	—
Other long term liabilities	4,449	3,986
Stockholders’ equity:
Preferred stock – authorized, 500,000 shares, $.01 par value; none issued	—	—
Common stock – authorized 15,000,000 shares, $.01 par value; 8,964,781 shares issued at January 1, 2005 and 8,687,828 shares issued at December 27, 2003	90	87
Additional paid-in capital	50,677	50,077
Accumulated deficit	(45,173)	(37,295)
Common stock held in treasury — at cost (810,194 shares at January 1, 2005 and 822,394 shares at December 27, 2003)	(6,501)	(6,528)

Total stockholders’ equity (deficit)	(907)	6,341

Total liabilities and stockholders’ equity (deficit)	$192,313	$180,275

     The accompanying notes are an integral part of the consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2004	2003	2002
	As Restated
	(in thousands, except share and
	per share amounts)
Net sales	$260,277	$233,602	$249,192
Cost of goods sold	215,337	197,560	190,705
Special income, net	—	—	(106)

Gross profit	44,940	36,042	58,593

Operating expenses:
Selling and marketing	15,098	17,054	17,233
General and administrative	11,836	12,747	13,496
Shareholder transaction costs	9,071	—	—
Amortization of intangible assets	508	503	505
Restructuring and other, net	(103)	(1,245)	(1,303)
Asset impairment charges	—	—	567

	36,410	29,059	30,498

Operating profit	8,530	6,983	28,095

Other income (expense):
Interest income	4	64	86
Interest expense	(13,537)	(13,653)	(13,823)
Other income, net	10	2,140	473

	(13,523)	(11,449)	(13,264)

Earnings (loss) before income taxes	(4,993)	(4,466)	14,831

Income tax expense	(2,885)	(6,871)	(527)

Net earnings (loss)	$(7,878)	$(11,337)	$14,304

Net earnings (loss) per common share – basic	$(0.99)	$(1.42)	$1.83

Net earnings (loss) per common share – diluted	$(0.99)	$(1.42)	$1.73

Weighted average shares outstanding — basic	7,936,057	7,975,399	7,804,309

Weighted average shares outstanding — diluted	7,936,057	7,975,399	8,286,790

     The accompanying notes are an integral part of the consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share and per share amounts)

					Common
					Stock
			Additional		Held In	Unearned
	Preferred	Common	Paid-in	Accumulated	Treasury	Employee
	Stock	Stock	Capital	Deficit	(At Cost)	Benefits	Total
Balance at December 29, 2001	$—	$87	$49,920	$(40,262)	$(6,528)	$(397)	$2,820

Net earnings	—	—	—	14,304	—	—	14,304

Issuance of 50,023 shares in connection with exercise of stock options and various stock plans	—	—	116	—	—	—	116
Amortization of deferred compensation	—	—	—	—	—	227	227

Balance at December 28, 2002	$—	$87	$50,036	$(25,958)	$(6,528)	$(170)	$17,467

Net loss	—	—	—	(11,337)	—	—	(11,337)

Issuance of 16,806 shares in connection with exercise of stock options and various stock plans	—	—	41	—	—	—	41
Amortization of deferred compensation	—	—	—	—	—	170	170

Balance at December 27, 2003	$—	$87	$50,077	$(37,295)	$(6,528)	$—	$6,341

Net loss, as restated	—	—	—	(7,878)	—	—	(7,878)

Issuance of 49,793 shares in connection with exercise of stock options and various stock plans	—	1	91	—	—	—	92
Issuance of 227,160 shares to Storage Acquisition Company LLC	—	2	509	—	—	—	511
Issuance of 12,200 treasury shares—other	—	—	—	—	27	—	27

Balance at January 1, 2005, as restated	$—	$90	$50,677	$(45,173)	$(6,501)	$—	$(907)

     The accompanying notes are an integral part of the consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2004	2003	2002
	As Restated
	(in thousands)
Operating activities:
Net earnings (loss)	$(7,878)	$(11,337)	$14,304
Adjustments to reconcile net earnings (loss) to net cash (used for) provided by operating activities:
Non-cash restructuring income and asset impairment charges, net	(103)	(1,986)	(842)
Depreciation and amortization	8,931	10,322	10,416
Amortization of restricted stock compensation	—	170	227
Gain on the sale of the servingware product line	—	—	(663)
Gain on bond buyback	—	(2,258)	—
Loss on the abandonment of assets	38	45	169
Deferred income taxes	2,852	7,766	435
Changes in working capital:
(Increase) decrease in accounts receivable	(3,510)	974	(12,360)
(Increase) decrease in inventories	(12,389)	7,454	(8,314)
(Increase) decrease in prepaid expenses and other current assets	(366)	(542)	396
Increase (decrease) in accounts payable	4,298	(1,561)	6,152
Decrease in accrued liabilities	(3,423)	(9,031)	(4,081)
Other non current assets	2,406	(246)	112
Other long term liabilities	463	(307)	1,125
Other, net	651	980	1,720

Net cash (used for) provided by operating activities	(8,030)	443	8,796

Investing activities:
Capital expenditures	(7,059)	(6,467)	(5,084)

Net cash used for investing activities	(7,059)	(6,467)	(5,084)

Financing activities:
Borrowings (payments) under loan and security agreement	15,192	9,811	(859)
Bond buyback at cost	—	(6,692)	—
Payment of debt issuance costs	(252)	(220)	—
Payment of capital lease obligation	(105)	(93)	(86)
Issuance of common stock to Storage Acquisition, LLC	511	—	—
Exercise of common stock options and issuance of common stock under various stock plans	92	41	116

Net cash provided by (used in) financing activities	15,438	2,847	(829)

Net increase (decrease) in cash and cash equivalents	349	(3,177)	2,883
Cash and cash equivalents at beginning of year	797	3,974	1,091

Cash and cash equivalents at end of year	$1,146	$797	$3,974

Supplemental disclosures:
Cash paid during the year for:
Interest	$13,470	$13,196	$13,125

Income taxes, net	$38	$79	$317

Non-cash financing activities:
Capital lease obligations incurred	$49	$—	$73

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

Principles of Consolidation.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary (“Home Products International – North America, Inc.”). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition.

     The Company recognizes revenues and freight billed to customers upon shipment and after the transfer of all substantial risks of ownership. The point at which the transfer of ownership occurs is determined by the shipping terms. Allowances for estimated returns, discounts and retailer programs are recognized as a reduction of sales when the related sales are recorded and are based on various market data, historical trends and information from customers. Although the best available information is used to establish the allowances, such information is often based on estimates of retailer recovery rates. Retailer recovery can sometimes take up to several years depending on the particular program. Allowances are reviewed quarterly and are adjusted based on current estimates of retailer recovery. Due to changes in estimates, changes in retailer activity and the length of time required for many programs to run their course, it is possible for reserve activity to impact earnings in either a positive or negative manner in any given period.

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

     The estimated service lives for financial statement purposes of the property, plant and equipment are as follows:

Buildings	30 years
Building under capital lease	lease term
Machinery, equipment and vehicles	3 - 8 years
Tools, dies and molds	2 - 5 years
Furniture, fixtures, office equipment, software and computer equipment	2 - 8 years
Leasehold improvements	remaining lease term

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

     Covenants not to compete are amortized on a straight-line basis over the terms of the respective agreements. Patents and trademarks acquired and licensing agreements are amortized over their estimated useful lives ranging from seven to fourteen years.

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

     The Company expects to provide a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained. Until an appropriate level of profitability is reached, the Company does not expect to recognize any significant tax benefits in future results of operations. See Note 13. Income Taxes below for additional information.

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

Stock Options and Restricted Stock Plans.

     SFAS No. 123, “Accounting for Stock-Based Compensation” encourages companies to adopt a fair value approach to valuing stock-based compensation that would require compensation cost to be recognized based upon the fair value of the stock-based instrument issued. The Company has elected, as permitted by SFAS No. 123, to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Based Compensation” and the related interpretations in accounting for stock option awards under the stock option plans. Under APB Opinion No. 25, compensation expense is recognized if the market price on the date of grant exceeds the exercise price. All options granted by the Company have been granted at the market price of stock on the date of grant. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model. The following table shows the effect on net earnings (loss) and net earnings (loss) per share if the Company had applied the fair value recognition provision of SFAS No. 123.

	As Restated
	2004	2003	2002
Net earnings (loss) as reported	$(7,878)	$(11,337)	$14,304
Less: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	111	189	187

Pro forma net earnings (loss)	$(7,989)	$(11,526)	$14,117

Basic net earnings (loss) per common share – as reported	$(0.99)	$(1.42)	$1.83

Basic net earnings (loss) per common share – pro forma	(1.01)	(1.44)	1.81

Diluted net earnings (loss) per common share – as reported	(0.99)	(1.42)	1.73

Diluted net earnings (loss) per common share – pro forma	(1.01)	(1.44)	1.70

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

Note 2. Restatement

     This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 restates the consolidated financial statements for the fiscal year ended January 1, 2005 and each of the interim periods in fiscal year 2004.

     Historically, the Company has accounted for its deferred income taxes related to goodwill as a reversing taxable temporary difference. During fiscal year 2004, the Company’s temporary difference related to goodwill became a liability as the tax basis of goodwill became lower than the book basis due to the continued amortization of goodwill for tax purposes. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” the deferred lax liability related to the Company’s goodwill must be considered as a liability related to an asset with an indefinite life. Therefore, the deferred tax liability was not available to support the realization of deferred tax assets created by other deductible temporary differences. Given the Company’s determination that, based on cumulative historical operating losses, it was more likely than not that its deferred tax assets would not be realized, this unavailability to offset has resulted in the creation of a deferred lax liability and an additional tax expense in respect of the resulting increase in the deferred tax asset valuation allowance. These restatement adjustments were non-cash and had no effect on operating cash flows nor on the Company’s compliance with its debt covenants.

     As a result of the deterred tax liability restatement, income tax expense in fiscal year 2004 increased by approximately $2,852 (approximately $713 per quarter in 2004). Loss per share on a diluted basis increased by approximately $0.36 in fiscal 2004 (approximately $0.09 per quarter in 2004). This adjustment increased the deferred tax liability in the consolidated balance sheet by $2,852 at January 1, 2005. (See item (a) for adjustments by year and quarter).

     In connection with the second quarter of fiscal year 2005 close process, the Company identified a lease agreement that contained escalating rental payments that were not appropriately straight-lined over the lease term in accordance with the requirements of SFAS No. 13, “Accounting for Leases” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”. Accordingly, the Company is required to record a rent deferral within other liabilities for the excess of the straight-line rental expense over the rental payments made to date. As a result of the lease accounting adjustment, cost of goods sold in fiscal year 2004 increased by approximately $250. Loss per share on a fully diluted basis increased by approximately $0.03. This adjustment increased other liabilities on the consolidated balance sheet by approximately $250 at January 1, 2005. (See item (b) for adjustments by year and quarter).

     The Company also identified two adjustments related to the accounting for its Mexico subsidiary. The first adjustment related to an error in translating fixed asset additions and recording depreciation expense where the Company understated depreciation expense on the fixed assets of the Mexico operation and the second adjustment related to management’s inappropriate use of the Mexican Peso as its functional currency for the Mexico operation. As a result of these adjustments, cost of goods sold increased by approximately $233 and other income increased by $10 in fiscal year 2004. Loss per share on a fully diluted basis increased by approximately $0.03 due to these adjustments. These adjustments increased property, plant and equipment by $58 and accumulated depreciation by $233 and reduced accumulated other comprehensive loss by $48 on the consolidated balance sheet at January 1, 2005. (See item (c) for adjustments by year and quarter).

     The impact of the lease accounting and Mexican subsidiary adjustments was not material to the interim periods of fiscal year 2004 and prior periods. Accordingly, the restated results for the fourth quarter of fiscal year 2004 included an amount of $388 in respect of these prior periods.

     Following is a summary of the effects of these changes on the Company’s previously issued consolidated balance sheets as January 1, 2005 and as of the end of each of the interim periods in fiscal year 2004 and the effects of these changes on the Company’s consolidated statements of operations and cash flows for the fiscal year ended January 1, 2005 and for each of the interim periods in fiscal year 2004:

	Consolidated Statement of Operations
	(In thousands except per share data)
	As Previously
Fiscal year ended January 1, 2005 (Restated):	Reported	Adjustments		As Restated
Cost of goods sold	$214,854	$250	(b)	$215,337
		$233	(c)

		$483
Gross profit	$45,423	$(250	)(b)	$44,940
		$(233	)(c)

		$(483)
Operating profit	$9,013	$(250	)(b)	$8,530
		$(233	)(c)

		$(483)
Other income, net	$—	$10	(c)	$10
Loss before income taxes	$(4,520)	$(250	)(b)	$(4,993)
		$(233	)(c)
		$10	(c)

		$(473)
Income tax expense	$(33)	$(2,852	)(a)	$(2,885)
Net loss	$(4,553)	$(2,852	)(a)	$(7,878)
		$(250	)(b)
		$(233	)(c)
		$10	(c)

Net loss per common share:		$(3,325)
Basic and Diluted	$(0.57)	$(0.36	)(a)	$(0.99)
		(0.03	)(b)
		$(0.03	)(c)

		$(0.42)

	Condensed Consolidated Statements of Operations
	(In thousands)
	As Previously
Fourteen weeks ended January 1, 2005 (Restated — Unaudited):	Reported	Adjustments		As Restated
Gross profit	14,425	$(250	)(b)	$13,942
		$(233	)(c)

		$(483)
Net loss	$(3,888)	$(713	)(a)	$(5,074)
		$(250	)(b)
		$(233	)(c)
		$10	(c)

Net loss per common share:		$(1,186)
Basic and Diluted	$(0.49)	$(0.09	)(a)	$(0.64)
		$(0.03	)(b)
		$(0.03	)(c)

		$(0.15)

	As Previously
Thirteen and Thirty-nine weeks ended September 25, 2004 (Restated — Unaudited):	Reported	Adjustments		As Restated
Thirteen weeks ended:
Income tax expense	$(6)	$(713	)(a)	$(719)
Net income (loss)	$107	$(713	)(a)	$(606)
Net income (loss) per common share:
Basic and Diluted	$0.01	$(0.09	)(a)	$(0.08)
Thirty-nine weeks ended:
Income tax expense	$(23)	$(2,139	)(a)	$(2,162)
Net loss	$(665)	$(2,139	)(a)	$(2,804)
Net loss per common share:
Basic and Diluted	$(0.08)	$(0.27	)(a)	$(0.35)

	As Previously
Thirteen and Twenty-six weeks ended June 26, 2004 (Restated — Unaudited):	Reported	Adjustments		As Restated
Thirteen weeks ended:
Income tax expense	$(10)	$(713	)(a)	$(723)
Net loss	$(569)	$(713	)(a)	$(1,282)
Net loss per common share:
Basic and Diluted	$(0.07)	$(0.09	)(a)	$(0.16)
Twenty-six weeks ended:
Income tax expense	$(17)	$(1,426	)(a)	$(1,443)
Net loss	$(772)	$(1,426	)(a)	$(2,198)
Net loss per common share:
Basic and Diluted	$(0.10)	$(0.18	)(a)	$(0.28)

	As Previously
Thirteen weeks ended March 27, 2004 (Restated — Unaudited):	Reported	Adjustments		As Restated
Thirteen weeks ended:
Income tax expense	$(7)	$(713	)(a)	$(720)
Net loss	$(203)	$(713	)(a)	$(916)
Net toss per common share:
Basic and Diluted	$(0.03)	$(0.09	)(a)	$(0.12)

	Consolidated Balance Sheet
	(In thousands)
	As Previously
As of January 1, 2005 (Restated):	Reported	Adjustments		As Restated
Property, plant and equipment - at cost	$95,361	$58	(c)	$95,419
Accumulated depreciation	$(63,718)	(233	)(c)	$(63,951)
Property, plant and equipment, net	$31,643	$58	(c)	$31,468
		$(233	)(c)

		$(175)
Total assets	$192,488	$58	(c)	$192,313
		$(233	)(c)

		$(175)
Other long term liabilities	$4,199	$250	(b)	$4,449
Deferred income tax liability	$—	$2,852	(a)	$2,852

Accumulated deficit	$(41,848)	$(2,852	)(a)	$(45,173)
		(250	)(b)
		(233	)(c)
		10	(c)

		(3,325)
Accumulated other comprehensive loss	$(48)	$48	(c)	$—
Total stockholders’ equity (deficit)	$2,370	$(2,852	)(a)	$(907)
		(250	)(b)
		$(233	)(c)
		$58	(c)

		$(3,277)
Total liabilities and stockholders’ equity (deficit)	$192,488	$(175)		$192,313

	Condensed Consolidated Balance Sheets
	(In thousands)
	As Previously
As of September 25, 2004 (Restated — Unaudited):	Reported	Adjustments		As Restated
Deferred income tax liability	$—	$2,139	(a)	$2,139
Total liabilities	$181,649	$2,139	(a)	$183,788
Accumulated deficit	$(37,960)	$(2,139	)(a)	$(40,099)
Total stockholders’ equity	$5,667	$(2,139	)(a)	$3,528
Total liabilities and stockholders’ equity	$187,316	$—		$187,316

	As Previously
As of June 26, 2004 (Restated — Unaudited):	Reported	Adjustments		As Restated
Deferred income tax liability	$—	$1,426	(a)	$1,426
Total liabilities	$181,164	$1,426	(a)	$182,590
Accumulated deficit	$(38,067)	$(1,426	)(a)	$(39,493)
Total stockholders’ equity	$5,554	$(1,426	)(a)	$4,128
Total liabilities and stockholders’ equity	$186,718	$—		$186,718

	As Previously
As of March 27, 2004 (Restated — Unaudited):	Reported	Adjustments		As Restated
Deferred income tax liability	$—	$713	(a)	$713
Total liabilities	$166,649	$713	(a)	$167,362
Accumulated deficit	$(37,498)	$(713	)(a)	$(38,211)
Total stockholders’ equity	$6,132	$(713	)(a)	$5,419
Total liabilities and stockholders’ equity	$172,781	$—		$172,781

Consolidated Statement of Stockholders’ Equity (Deficit) (in thousands)
As previously
As of January 1, 2005 (Restated):	Reported	Adjustments		As Restated
Accumulated deficit	$(41,848)	$(2,852	)(a)	$(45,173)
		$(250	)(b)
		$(233	)(c)
		$10	(c)

$(3,325)
Accumulated other comprehensive loss	$(48)	$48	(c)	$—
Total stockholders’ equity (deficit)	$2,370	$(2,852	)(a)	$(907)
		$(250	)(b)
		$(233	)(c)
		$58	(c)

$(3,277)

	Consolidated Statement of Cash Flows
	(In thousands)
Fiscal year ended January 1, 2005	As previously
(Restated):	Reported	Adjustments		As Restated
Net loss	$(4,553)	$(2,852	)(a)	$(7,878)
		$(250	)(b)
		$(233	)(c)
		$10	(c)

		$(3,325)
Depreciation and amortization	$8,698	$233	(c)	$8,931
Deferred income taxes	$—	$2,852	(a)	$2,852
Other long term liabilities	$213	$250	(b)	$463
Other, net	$661	$(10	)(c)	$651
Net cash used for operating activities	$(8,030)	$—		$(8,030)

	Condensed Consolidated Statements of Cash Flows
	(In thousands)
Thirty-nine weeks ended September 25, 2004	As Previously
(Restated — Unaudited):	Reported	Adjustments		As Restated
Net loss	$(665)	$(2,139	)(a)	$(2,804)
Deferred income taxes	$—	$2,139	(a)	$2,139
Net cash provided by operating activities	$4,398	$—		$4,398

	As Previously
Twenty-six weeks ended June 26, 2004 (Restated — Unaudited):	Reported	Adjustments		As Restated
Net loss	$(772)	$(1,426	)(a)	$(2,198)
Deferred income taxes	$—	$1,426	(a)	$1,426
Net cash provided by operating activities	$1,584	$—		$1,584

	As Previously
Thirteen weeks ended March 27, 2004 (Restated — Unaudited):	Reported	Adjustments		As Restated
Net loss	$(203)	$(713	)(a)	$(916)
Deferred income taxes	$—	$713	(a)	$713
Net cash provided by operating activities	$13,472	$—		$13,472

     This restatement has also impacted Note 1, Note 12, Note 13, and Note 15.

     The quarterly financial information for 2004 is, by means of this filing, being restated to report the effect of the corrections discussed within this Note.

Note 3. Shareholder Transaction

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

     On October 28, 2004, the Company and Storage Acquisition Company, L.L.C., a Delaware limited liability company (“Acquirer”), entered into an Acquisition Agreement (the “Acquisition Agreement”) under which the Acquirer was to make a tender offer for 100% of the Company’s common stock for $2.25 per share in cash (the “Acquisition”). Before entering into the Acquisition Agreement, pursuant to the terms of the JRT Agreement, the Company and JRT terminated the JRT Agreement pursuant to a Termination Agreement, to enable the Company to enter into the Acquisition Agreement. As provided in the JRT Agreement, the Company was obligated to reimburse JRT up to a maximum of $550 in expenses related to the JRT Agreement. The Company reimbursed JRT a total of $499.

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

Note 5. Special, Restructuring and Other Charges Update

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

	2004	2003
Finished goods	$19,540	$13,562
Work-in-process	1,167	849
Raw materials	9,585	3,492

Inventories	$30,292	$17,903

Note 7. Property, Plant and Equipment

     The components of property, plant and equipment were as follows:

	As Restated 2004	2003
Buildings and land	$12,131	$11,876
Building under capital lease	4,271	4,168
Machinery, equipment and vehicles	26,797	26,009
Tools, dies and molds	35,649	33,455
Furniture, fixtures, office equipment, software and computer equipment	11,248	10,674
Leasehold improvements	5,134	5,008
Construction in progress	189	457

	95,419	91,647
Less accumulated depreciation and amortization	(63,951)	(58,835)

Property, plant and equipment, net	$31,468	$32,812

     Depreciation expense for 2004, 2003 and 2002 was $8,423, $9,819 and $9,911, respectively.

Note 8. Goodwill and Patents and Non-Compete Agreements

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

     Aggregate patents and non-compete agreements amortization expense for the fiscal years 2004, 2003 and 2002 was $508, $503 and $505, respectively.

Note 9. Other Non-Current Assets

     Other non-current assets consist of the following:

	2004	2003
Deferred financing fees, net of accumulated amortization of $3,376 at January 1, 2005 and $2,800 at December 27, 2003	$1,794	$2,115
Insurance receivable	—	1,059
Other assets	71	845

	$1,865	$4,019

Note 10. Accrued Liabilities

     Accrued liabilities consist of the following:

	2004	2003
Compensation and other benefits	$2,568	$3,080
Sales incentives and commissions	5,444	7,734
Shareholder transaction costs	1,472	—
Interest payable	1,446	1,342
Income taxes payable and taxes other than income taxes	1,072	2,059
Restructuring	102	701
Other	2,346	3,060

	$14,450	$17,976

Note 11. Long-term obligations

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

Senior Subordinated Notes, 9.625%, due 2008

     On May 14, 1998, the Company issued $125,000 of 9.625% Senior Subordinated Notes due 2008 (the “Notes”) in a public offering. Interest on the Notes is payable semi-annually on May 15 and November 15. The Notes are guaranteed by the Company’s subsidiary (see Note 21). After May 15, 2003, at the option of the Company, the Notes may be redeemed at various amounts as set forth in the Notes, but not at a price less than 100% of par value. Upon the occurrence of a change in control, as defined in the Notes, the holders of the Notes have the right to require the Company to repurchase their Notes at a price equal to 101% of par value plus accrued interest. The Company does not believe that a change in control, as defined in the Company's indenture governing the Notes, occurred in connection with the Shareholder Transaction due to the structure of such transaction. The Notes contain certain restrictions that, among other things, will limit the Company’s ability to (i) incur additional indebtedness unless certain financial ratios are met, (ii) pay dividends, (iii) make certain asset dispositions or (iv) merge with another corporation. The Company was in compliance with all covenants related to the Notes as of January 1, 2005 and December 27, 2003.

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

$4,693

Note 12. Operating Leases

     As further stated in Note 2, the 2004 consolidated financial statements have been restated to correct the accounting for operating leases.

     The Company leases certain manufacturing, warehouse space, office facilities and machinery under non-cancelable operating leases, expiring at various dates through 2009. A lease covering one of the properties contains a rent escalation clause.

     Future minimum lease payments under all non-cancelable operating leases as of January 1, 2005 are as follows:

Fiscal years:
2005	$4,787
2006	3,941
2007	3,822
2008	3,797
2009	2,513
Thereafter	29

Total minimum lease payments	$18,889

     Rent expense totaled $5,884, $6,851 and $6,723 for 2004, 2003 and 2002, respectively.

Note 13. Income Taxes

     As further stated in Note 2, the 2004 consolidated financial statements have been restated to correct the accounting for deferred income taxes.

     Significant components of the Company’s deferred tax items as of 2004 and 2003 are as follows:

	As Restated
	2004	2003
Deferred Tax Assets:
Inventory reserves and overhead capitalized for tax purposes	$1,753	$2,019
Employee benefit expenses and other accruals	516	495
Accounts receivable allowance	1,728	2,211
Capital lease treated as operating lease for tax purposes	155	176
Accrued advertising, volume rebates and allowances for returns	508	752
Goodwill	—	15
Property, plant and equipment	206	430
Other accrued liabilities	2,707	5,694
Net operating loss carryforwards	27,220	20,356

Gross deferred tax assets	34,793	32,148

Deferred Tax Liability:

Goodwill	(2,852)	—

Gross deferred tax liability	(2,852)	—

	2004	2003
Less: valuation allowance	(34,793)	(32,148)

Net deferred tax liability	$(2,852)	$—

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

     During 2004, the Company recorded non-cash deferred income tax expense of $2,852. This charge was required because the Company currently has a significant deferred tax liability related to goodwill with a lower tax than book basis as a result of continued amortization of goodwill for tax purposes. Following the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, the deferred tax liability related to the Company’s goodwill must be considered as a liability related to an asset with an indefinite life which can no longer support the realization of deferred tax assets. Historically, the Company did not need a valuation allowance as the book basis of goodwill was lower than the tax basis. This was the result of a goodwill impairment charge which was recorded in fiscal year 2000. In 2004, the continued amortization of goodwill for tax purposes has resulted in a lower tax basis than book basis. Therefore, the Company has recorded an additional income tax provision to increase its deferred tax valuation allowance. In the future, the Company will increase the valuation allowance with a corresponding deferred tax provision as the deferred tax liability related to the goodwill amortization increases.

     SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including historical earnings and projected operating results, applicable net operating loss carryforward expiration dates, and identified actions under the control of the Company in realizing the associated carryforward benefits. SFAS No. 109 further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years and current operating losses. Therefore, cumulative and current operating losses weigh heavily in the overall assessment. The Company determined that based on cumulative historical operating losses, it was more likely than not that the deferred tax assets as of January 1, 2005 and December 27, 2003 would not be realized. During 2004 and 2003 the Company continued to maintain a full valuation allowance on the tax benefits generated by net operating losses and expects to provide a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained. At January 1, 2005 and December 26, 2004 the Company recorded a valuation allowance of $ 34,793 and $ 32,148 respectively, representing an increase of $ 2,645.

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

     The components of the provision for federal, foreign and state income taxes is as follows:

	As Restated
	2004	2003	2002
Current
U.S. federal	$—	$—	$—
Foreign	33	68	76
State	—	6	451

	33	74	527

Deferred

U.S. federal	2,852	6,797	—

Total income tax provision	$2,885	$6,871	$527

     Following is a reconciliation of income taxes at the United States statutory rate to income taxes as reported:

	As Restated
	2004	2003	2002
U.S. federal statutory income tax (benefit) rate	$(1,751)	$(1,563)	$5,192
State income tax (benefit), net of federal income tax effect	(228)	(216)	651
Foreign income tax, (benefit)	181	111	(112)
Non deductible goodwill	152	143	45
Permanent items – Shareholder Transaction	2,028	—	—
Reversals of income taxes previously accrued (1)	—	(820)	—
Other, net	(142)	(309)	362
Increase (decrease) in valuation allowance	2,645	9,525	(5,611)

	$2,885	$6,871	$527

(1)	During the fourth quarter of 2003 the Company recognized a one-time tax benefit of $820 from the reversal of accrued income taxes which were a result of the closing of certain tax years.

Note 14. Stock Based Compensation Plans

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

     A summary of the transactions in the Stock Option Plans is as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 29, 2001	849,633	2.92
Options granted	125,000	2.65
Options exercised	(1,250)	1.44
Options cancelled/forfeited	(21,767)	2.57

Balance at December 28, 2002	951,616	2.89
Options granted	—	—
Options exercised	(3,500)	1.44
Options cancelled/forfeited	(43,900)	2.40

Balance at December 27, 2003	904,216	$2.92

Options granted	—	—
Options exercised	—	—
Options cancelled/forfeited	(731,316)	2.69

Balance at January 1, 2005	172,900	$3.90

     The following table summarizes information about the stock options outstanding at January 1, 2005:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
Range of	Number of	Average Years	Average	Number of	Average
Exercise Prices	Options	Remaining	Exercise Price	Options	Exercise Price
$1.44	1,000	5.9	$1.44	1,000	$1.44
$2.65	119,500	7.1	$2.65	119,500	$2.65
$4.13-$4.62	15,300	1.2	$4.62	15,300	$4.62
$5.00-$5.38	25,100	1.1	$5.15	25,100	$5.15
$10.38-$13.50	12,000	3.6	$12.99	12,000	$12.99

	172,900		$3.90	172,900	$3.90

Note 15. Net Earnings (Loss) Per Common Share

     The following table reconciles net earnings (loss) per share for 2004, 2003 and 2002:

	As Restated
	2004	2003	2002
Net earnings (loss)	$(7,878)	$(11,337)	$14,304

Weighted average common shares outstanding – basic	7,936,057	7,975,399	7,804,309
Dilutive impact of stock options, warrants and restricted stock	—	—	482,481

Weighted average common shares outstanding — diluted	7,936,057	7,975,399	8,286,790

Net earnings (loss) per common share – basic	$(0.99)	$(1.42)	$1.83

Net earnings (loss) per common share – diluted	$(0.99)	$(1.42)	$1.73

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

Note 16. Benefit Plans

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

Note 17. Related Party Transactions

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

Note 18. Commitments and Contingencies

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

Note 19. Insurance Claims

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

Note 20. Segment of an Enterprise

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

Note 21. Subsidiary Guarantees of Senior Subordinated Notes

     The Company is a holding company with no assets or operations other than its investment in its subsidiary. The $116,050 9.625% Senior Subordinated Notes due 2008 are guaranteed by the Company’s subsidiary, Home

Products International – North America, Inc. (the “Subsidiary Guarantor”). The guarantee obligations of the Subsidiary Guarantor are full, unconditional and joint and several.

Note 21. Supplementary Quarterly Financial Information, as Restated (Unaudited)

	Thirteen	Thirteen	Thirteen	Fourteen
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	March 27	June 26	September 25	January 1
	As restated	As restated	As restated	As restated
2004
Net sales	$53,190	$64,206	$66,219	$76,662
Gross profit	9,901	10,669	10,472	13,942
Net loss	(916)	(1,282)	(606)	(5,074)

Net loss per common share:
Basic	$(0.12)	$(0.16)	$(0.08)	$(0.64)
Diluted	$(0.12)	$(0.16)	$(0.08)	$(0.64)

	Thirteen	Thirteen	Thirteen	Thirteen
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	March 29	June 28	September 27	December 27
2003
Net sales	$49,129	$54,049	$61,432	$68,992
Gross profit	8,670	7,624	6,940	12,808
Net earnings (loss).	(3,146)	(3,329)	(10,795)	5,933

Net earnings (loss) per common share:
Basic	$(0.40)	$(0.42)	$(1.35)	$0.74
Diluted	$(0.40)	$(0.42)	$(1.35)	$0.74

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Home Products International, Inc.:

Under date of March 31, 2005, except as to Note 2, which is as of August 22, 2005, we reported on the consolidated balance sheets of Home Products International, Inc. and subsidiary (the Company) as of January 1, 2005 and December 27, 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the fiscal years in the three-year period ended January 1, 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of January 1, 2005. The Company’s disclosure controls and procedures should be designed to reasonably assure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     Based upon the results of that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of January 1, 2005, the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act of 1934 was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. This was due solely to a material weakness in internal control over financial reporting described in the Company’s Form 8-K filed on August 22, 2005 where the Company disclosed that it had not maintained effective controls over the determination of the provision for income taxes and related deferred income tax accounts. The material weakness arose from a lack of sufficient knowledge within the Company’s accounting department of the detailed technical requirements related to the accounting for the increase in the deferred tax asset valuation allowance that results from the inability to offset the deferred tax liability related to goodwill, which has an indefinite life, against deferred tax assets that are created by other deductible temporary differences. This material weakness resulted in the following error — beginning in 2004, the Company accounted for its deferred tax liability related to goodwill as a reversing taxable temporary difference. Following Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, the deferred tax liability related to the Company’s goodwill should have been considered as a liability related to an asset with an indefinite life which could not support the realization of deferred tax assets. Therefore, the Company recorded additional deferred tax expense of $2.9 million, to increase its deferred tax valuation allowance for fiscal year 2004. These non-cash adjustments had no impact on the Company’s compliance with covenants related to either its $60 million revolving credit facility of which $25.0 million was outstanding as of January 1, 2005, its 9 5/8% Senior Subordinated Notes due 2008 of which $116 million was outstanding at January 1, 2005, or its payment of incentives to management.
     As described in Note 2 to the consolidated financial statements for the fiscal year ended January 1, 2005, included herein, the Company has restated such consolidated financial statements for the fiscal year ended January 1, 2005, and each of the interim periods in fiscal 2004 by this amendment to its Form 10-K for the fiscal year ended January 1, 2005 to correct errors relating to accounting for income taxes and related tax liabilities. After reviewing the circumstances leading up to the restatement, the Company and the Audit Committee believe that the errors were inadvertent and unintentional.
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
     Subsequent to the period covered by this report and in connection with the Company’s close process for quarter ended July 2, 2005, the Company designed and implemented improvements in its procedures for internal control over financial reporting to address the material weakness in accounting for income taxes. These improvements included the following actions:
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

PART IV

Item 15. Exhibits and Financial Statement Schedules

     Listed below are the consolidated financial statements, additional financial information, and exhibits included in this Annual Report on Form 10-K/A:

1. Financial Statements

The financial statements and notes to the consolidated financial statements are included in Item 8.

2. Additional Financial Information

Report of Independent Registered Public Accounting Firm on Schedule II.

Schedule II – Valuation and Qualifying Accounts

3. Exhibits

The Exhibit Index attached to this Form 10-K/A is incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME PRODUCTS INTERNATIONAL, INC.
By /s/ Douglas S. Ramsdale
Douglas S. Ramsdale
Chief Executive Officer

Date: September 16, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph Gantz	Chairman of the Board	September 16, 2005
Joseph Gantz

/s/ Douglas S. Ramsdale	Chief Executive Officer and	September 16, 2005
Douglas S. Ramsdale	Director (Principal Executive Officer)

/s/ James M. Gould	Director	September 16, 2005
James M. Gould

/s/ Ellen Havdala	Director	September 16, 2005
Ellen Havdala

/s/ Robert Lawrence	Director	September 16, 2005
Robert Lawrence

/s/ Donald J. Liebentritt	Director	September 16, 2005
Donald J. Liebentritt

/s/ William C. Pate	Director	September 16, 2005
William C. Pate

/s/ Terry Savage	Director	September 16, 2005
Terry Savage

/s/ Mark Weber	Director	September 16, 2005
Mark Weber

/s/ Donald J. Hotz	Chief Financial Officer	September 16, 2005
Donald J. Hotz	(Principal Financial Officer)

/s/ Mark J. Suchinski	Vice President and	September 16, 2005
Mark J. Suchinski	Chief Accounting Officer
(Principal Accounting Officer)

Exhibit
Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated as of February 13, 1997, by and among Selfix, Inc., HPI Merger, Inc. and Home Products International, Inc. Incorporated by reference from Exhibit 2.1 to Form 8-B Registration Statement filed on February 20, 1997.

2.2	Stock Purchase Agreement, made as of January 1, 1997, between the Company, Leonard J. Tocci, Richard M. Tocci, Lawrence J. Tata, Michael P. Tata and Barbara L. Tata. Incorporated by reference from Exhibit 2.2 to Form 8-K filed on February 28, 1997.

2.3	Agreement and Plan of Merger, dated as of January 1, 1997, by and among the Company, Housewares Sales, Inc. and the individual shareholders of Housewares Sales, Inc. Incorporated by reference from Exhibit 2.1 to Form 8-K filed on February 28, 1997.

2.4	Amended and Restated Agreement, dated December 30, 1997, by and among the Company, Seymour Sales Corporation (“Seymour Sales”), Seymour Housewares Corporation (“Seymour Housewares”), and Chase Venture Capital Associates, majority shareholder of Seymour Sales Corporation (“Chase”). Incorporated by reference from Exhibit 2.1 to Form 8-K filed on January 13, 1998, which was subsequently modified as stated in Item 2 to Form 8-K/A filed on March 16, 1998.

2.5	Form of Escrow Agreement (Exhibit 2.8 to Amended and Restated Agreement, dated December 30, 1997 by and among the Company, Seymour Sales, Seymour Housewares, and Chase by and among the Company, the security holders of Seymour Sales, Chase and LaSalle National Bank. Incorporated by reference to exhibit 2.6 to Form 10-K filed on March 27, 1998.

2.6	Asset Purchase and Sale Agreement among Plastics, Inc., the Company and Newell Co. dated as of July 31, 1998. Incorporated by reference to Form 8-K/A filed on November 6, 1998.

2.7	Asset Purchase Agreement among Tenex Corporation and the Company, dated July 24, 1998. Incorporated by reference to Form 8-K filed on August 14, 1998.

2.8	Asset Purchase Agreement among Austin Products, Inc. d/b/a Epic and Tamor Corporation, dated May 12, 1999. Incorporated by reference to Exhibit 2.8 to Form 10-K filed on March 24, 2000.

2.9	Stock Purchase Agreement between Recore Industries Corporation and the Company for the sale of Shutters, Inc. (“Shutters”), effective December 27, 1998. Incorporated by reference to Exhibit 2.9 to Form 10-K filed on March 24, 2000.

2.10	Asset Purchase and Sale Agreement dated as of June 6, 2001 among Home Products International-North America, Inc., A & E Products Group LP, Tyco Plastics Services AG and Tyco (US) Holdings Inc. Incorporated by reference from Exhibit 2. to Form 8-K filed on July 18, 2001.

2.11	Agreement and Plan of Merger dated June 2, 2004 by and between the Company and JRT Acquisition, Inc. Incorporated by reference to Exhibit 99.1 to Form 8-K filed on June 3, 2004.

2.12	First Amendment to Agreement and Plan of Merger dated October 11, 2004 by and between the Company and JRT Acquisition, Inc. Incorporated by reference to Exhibit 99.1 to Form 8-K filed on October 12, 2004.

2.13	Termination Agreement dated as of October 28, 2004 by and among JRT Acquisition, Inc., James R. Tennant and the Company. Incorporated by reference to Exhibit 99.7 to Form 8-K filed on October 29, 2004.

2.14	Acquisition Agreement dated as of October 28, 2004 by and between Storage Acquisition Company, L.L.C. and the Company. Incorporated by reference to Exhibit 99.1 to Form 8-K filed on October 29, 2004.

Exhibit
Number	Exhibit Title

3.1	Certificate of Incorporation of the Company filed with the Delaware Secretary of State on February 7, 1997. Incorporated by reference to Exhibit 3.1 to Form 8-B Registration Statement filed on February 20, 1997.

3.2	By-laws of the Company. Incorporated by reference from Exhibit 3.2 to Form 8-B Registration Statement filed on February 20, 1997.

3.3	Amendment to By-laws of the Company adopted by the Board of Directors on December 14, 2004. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 15, 2005.

3.4	Amendment to the By-laws of the Company Adopted by the Board of Directors on January 5, 2005. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 6, 2005.

4.1	Form of Rights Agreement dated as of May 21, 1997, between the Company and ChaseMellon Shareholder Services L.L.C., as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate. Incorporated by reference to Exhibit 4.2 to Form S-2 Registration Statement (File No. 333-25871) filed on April 25, 1997.

4.2	First Amendment to Rights Agreement dated as of October 28, 2004. Incorporated by reference to Exhibit 99.8 to Form 8-K filed on October 29, 2004.

4.3	Second Amendment to Rights Agreement dated as of November 11, 2004. Incorporated by reference to Exhibit 99.1 to Form 8-K filed on November 12, 2004.

4.4	Indenture between Home Products International, Inc., the Subsidiary Guarantors (as defined therein) and LaSalle National Bank, dated May 14, 1998. Incorporated by reference to Exhibit 4.1.1 to Form S-4 Registration Statement (File No. 333-56549) (“Form S-4”) filed on June 10, 1998.

4.5	Specimen Certificate of 9.625% Senior Subordinated Notes due 2008. Incorporated by reference to Exhibit 4.1.3 to Form S-4 filed on June 10, 1998.

4.6	Voting Agreement dated as of October 28, 2004, by and between Storage Acquisition Company, L.L.C. and Joseph Gantz. Incorporated by reference to Exhibit 99.5 to Form 8-K filed on October 29, 2004.

4.7	Board Composition Agreement dated as of October 28, 2004. Incorporated by reference to Exhibit 99.6 to Form 8-K filed on October 29, 2004.

10.1	The Company’s 1994 Stock Option Plan. Incorporated by reference to Exhibit A of the Company’s Proxy Statement for its 1994 Annual Meeting. **

10.2	The Company’s 1991 Stock Option Plan Incorporated by reference to Exhibit A of the Company’s Proxy Statement for its 1991 Annual Meeting. **

10.3	The Company’s 1987 Stock Option Plan Incorporated by reference from Exhibit 10.8 to Form S-1 Registration Statement (File No. 33-23881). **

10.4	Home Products International, Inc. Executive Incentive Plan. Incorporated by reference to Exhibit (e)(10) to the Schedule 14D-9 filed on November 12, 2005. **

10.5	Home Products International, Inc. Management Incentive Plan. Incorporated by reference to Exhibit (e)(11) to the Schedule 14D-9 filed on November 12, 2005. **

10.6	Lease, dated July 24, 1980, among Selfix as Tenant and NLR Gift Trust and MJR Gift Trust as Landlord concerning Selfix’s facility in Chicago, Illinois. Incorporated by reference from Exhibit 10.9 to Form S-1 Registration Statement (File No. 33-23881).

10.7	Assignment and Assumption Agreement by and between the Company and Prestige Plastics, Inc. Incorporated by reference to Form 8-K/A filed on November 6, 1998.

Exhibit
Number	Exhibit Title

10.8	Employment Agreement between the Company and James R. Tennant, Chairman of the Board and Chief Executive Officer dated January 1, 1997. Incorporated by reference from Exhibit 10.10 to Form 8-B Registration Statement filed on February 20, 1997. **

10.9	Employment Agreement between the Company and Stephen R. Brian, President and Chief Operating Officer dated January 5, 1998. Incorporated by reference from Exhibit No. 10.16 to Form 10-K filed on March 27, 1998. **

10.10	Reimbursement Agreement by and among Selfix, Shutters, Inc. and LaSalle National Bank dated as of April 12, 1996 relating to letter of credit issued in connection with the Series 1990 Bonds. Incorporated by reference from Exhibit 10.11 to Form 8-B Registration Statement filed on February 20, 1997.

10.11	Description of the 1998 Executive Incentive Bonus Plan. Incorporated by reference to the Compensation Committee Report contained in the Company’s Proxy Statement for its annual meeting of shareholders held on May 20, 1998.**

10.12	Description of the 1998 Management Incentive Bonus Plan. Incorporated by reference to the Compensation Committee Report contained in the Company’s Proxy Statement for its annual meeting of shareholders held on May 20, 1998.**

10.13	The Company’s 1999 Performance Incentive Plan. Incorporated by reference from the Company’s Proxy Statement for its 1999 Annual Meeting. **

10.14	The Company’s 1999 Directors Restricted Stock Plan. Incorporated by reference from the Company’s Proxy Statement for its 1999 Annual Meeting. **

Exhibit
Number	Exhibit Title

*10.15	Amended and Restated Loan and Security Agreement dated as of December 14, 2004, among Home Products International – North America, Inc. and Fleet Capital Corporation.

10.16	Deferred Compensation Plan of Home Products International, Inc. Incorporated by reference from Exhibit 10.23 to Form 10-Q filed on May 12, 2003. **

10.17	Employment Agreement dated as of May 19, 1999, as amended October 14, 1999, as amended December 15, 1999, between the Company and James R. Tennant. Incorporated by reference from Exhibit 10.24 to Form 10-Q filed on May 12, 2003. **

10.18	Retention and Non-Competition and Non-Solicitation Agreement dated January 28, 2000, as amended March 21, 2000, between the Company and James E. Winslow. Incorporated by reference from Exhibit 10.25 to Form 10-Q filed on May 12, 2003. **

10.19	Retention Agreement dated January 28, 2000, as amended January 17, 2002, between the Company and Charles F. Avery, Jr. Incorporated by reference from Exhibit 10.26 to Form 10-Q filed on May 12, 2003. **

10.20	Retention Agreement dated January 28, 2000, as amended January 17, 2002, between the Company and Peter Graves. Incorporated by reference from Exhibit 10.27 to Form 10-Q filed on May 12, 2003. **

10.21	Retention Agreement dated January 28, 2000, as amended January 17, 2002, between the Company and Joseph Lacambra. Incorporated by reference from Exhibit 10.28 to Form 10-Q filed on May 12, 2003. **

10.22	Employment letter dated October 18, 1994, as amended May 15, 2000, between the Company and James E. Winslow. Incorporated by reference from Exhibit 10.29 to Form 10-Q filed on May 12, 2003. **

10.23	Employment offer summary, between the Company and Charles F. Avery, Jr. Incorporated by reference from Exhibit 10.30 to Form 10-Q filed on May 12, 2003. **

10.24	Employment arrangement dated August 23, 2001, between the Company and Joseph Lacambra. Incorporated by reference from Exhibit 10.31 to Form 10-Q filed on May 12, 2003. **

Exhibit
Number	Exhibit Title

10.25	Employment Agreement between Home Products International, Inc. and Douglas Ramsdale, dated December 14, 2004. Incorporated by reference from Exhibit 10.1 to Form 8-K filed on December 15, 2004. **

10.26	Employment Agreement between Home Products International, Inc. and Richard Hassert, dated December 14, 2004. Incorporated by reference from Exhibit 10.2 to Form 8-K filed on December 15, 2004. **

10.27	Employment Agreement between Home Products International, Inc. and F. Randall Chambers, dated January 3, 2005. Incorporated by reference from Exhibit 10.1 to Form 8-K filed on January 6, 2005. **

10.28	Employment Agreement between Home Products International, Inc. and G. Park Owens, dated January 5, 2005. Incorporated by reference from Exhibit 10.2 to Form 8-K filed on January 6, 2005. **

10.29	Assignment and Assumption Agreement by and among Home Products International, Inc., Storage Acquisition Company, L.L.C. and James Tennant, dated December 14, 2004. Incorporated by reference from Exhibit 10.3 to Form 8-K filed on December 15, 2004.

11.1	Statement Regarding Computation of Earnings Per Share. Incorporated by reference to Notes — to the Consolidated Financial Statements in Item 8 of this Form 10-K.

*21.1	Subsidiary of the registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification by Douglas S. Ramsdale, Chief Executive Officer and Chairman of the Board, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of Donald J. Hotz, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

*	Filed herewith, exhibits not marked with an asterisk are incorporated by reference.

**	Indicates an employee benefit plan, management contract or compensatory plan or arrangement in which a named executive officer and/or a director participates.