Form 10-Q/A
period 2005-04-02
HOME PRODUCTS INTERNATIONAL INC
filed 2005-09-16
CIK 814457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

HOME PRODUCTS INTERNATIONAL, INC.

EXPLANATORY STATEMENT
     As previously disclosed in the Home Products International, Inc. (the “Company”) Current Report on Form 8-K dated August 22, 2005, senior management of the Company determined that the Company’s financial statements for the quarter ended April 2, 2005 and the fiscal year ended January 1, 2005, including the quarterly periods within that fiscal year, (the “Financial Statements”) should no longer be relied on because the accounting treatment regarding a deferred tax liability related to goodwill and certain other adjustments were inaccurately reflected in those Financial Statements. As a result, the Company determined it would be appropriate to restate the Financial Statements.
     This Amendment No. 1 on Form 10-Q/A amends and restates the Company’s Form 10-Q for the quarter ended April 2, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on May 17, 2005 (the “Original Filing”), and is being filed to reflect the restatement of the condensed consolidated financial statements and other financial information of the Company for the first quarter ended April 2, 2005. Beginning in 2004, the Company accounted for its deferred tax liability related to goodwill as a reversing taxable temporary difference. Following Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, the Company has determined that the deferred tax liability related to the Company’s goodwill should have been considered as a liability related to an asset with an indefinite life which could not support the realization of deferred tax assets. Therefore, the Company has recorded additional deferred tax expense of $2.9 million (approximately $0.7 million per quarter), to increase its deferred tax asset valuation allowance for fiscal year 2004 and additional deferred tax expense of $0.7 million for the first quarter of fiscal year 2005. This non-cash adjustment had no impact on the Company’s compliance with covenants related to either its $60 million revolving credit facility of which $11.8 million was outstanding as of April 2, 2005, its 9-5/8% Senior Subordinated Notes due 2008 of which $116 million was outstanding as of April 2, 2005, or its payment of incentives to management. See Note 2 to the condensed consolidated financial statements for further details.
     For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates certain information in Items 1, 2 and 4 of Part I of the Original Filing, in each case solely as a result of and to reflect the restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to include certifications re-executed as of the date of this Form 10-Q/A from the Company’s Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as exhibits 31.1 and 31.2.
     Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing (other than the restatement), and such forward looking statements should be read in their historical context.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOME PRODUCTS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	April 2,	January 1,
	2005	2005
	As restated	As restated
Assets
Current assets:
Cash and cash equivalents	$1,421	$1,146
Accounts receivable, net	30,512	51,473
Inventories	33,974	30,292
Prepaid expenses and other current assets	1,843	2,787

Total current assets	67,750	85,698

Property, plant and equipment - at cost	95,425	95,419
Less accumulated depreciation	(65,616)	(63,951)

Property, plant and equipment, net	29,809	31,468

Other intangibles, net	75	100
Goodwill, net	72,780	73,182
Other non-current assets	1,734	1,865

Total assets	$172,148	$192,313

Liabilities and Stockholders’ Deficit
Current liabilities:
Revolving line of credit and other current debt	$11,852	$25,091
Accounts payable	20,653	25,723
Accrued liabilities	17,455	14,450

Total current liabilities	49,960	65,264

Long-term obligations - net of current debt	120,646	120,655
Deferred income taxes	3,567	2,852
Other liabilities	4,647	4,449

Total liabilities	178,820	193,220

Stockholders’ deficit:
Preferred Stock - authorized, 500,000 shares, $.01 par value; - None issued	—	—
Common Stock - authorized 15,000,000 shares, $.01 par value; 8,964,781 shares issued at April 2, 2005 and January 1, 2005	90	90
Additional paid-in capital	50,677	50,677
Accumulated deficit	(50,938)	(45,173)
Common stock held in treasury - at cost; 810,194 shares at April 2, 2005 and January 1, 2005	(6,501)	(6,501)

Total stockholders’ deficit	(6,672)	(907)

Total liabilities and stockholders’ deficit	$172,148	$192,313

The accompanying notes are an integral part of the condensed consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Thirteen weeks
	ended
	April 2,	March 27,
	2005	2004
	As restated	As restated
Net sales	$51,391	$53,190
Cost of goods sold	45,107	43,289

Gross profit	6,284	9,901

Operating expenses:
Selling and marketing	3,796	3,720
General and administrative	3,885	2,720
Shareholder transaction costs	118	273
Amortization of intangible assets	25	124

Operating profit (loss)	(1,540)	3,064

Non-operating income (expense):
Interest income	—	3
Interest expense	(3,486)	(3,255)
Other expense, net	(13)	(8)

Net non-operating expense	(3,499)	(3,260)

Loss before income taxes	(5,039)	(196)

Income tax expense	(726)	(720)

Net loss	$(5,765)	$(916)

Net loss per common share:
Basic	$(0.71)	$(0.12)

Diluted	$(0.71)	$(0.12)

Weighted average common shares outstanding-basic	8,154,587	7,986,556

Weighted average common shares outstanding-diluted	8,154,587	7,986,556

The accompanying notes are an integral part of the condensed consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Thirteen weeks ended
	April 2,	March 27,
	2005	2004
	As restated	As restated
Operating activities:
Net loss	$(5,765)	$(916)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,938	2,130
Deferred income taxes	715	713
Loss on the disposal of assets	13	—
Changes in working capital:
Decrease in accounts receivable	20,961	13,769
Increase in inventories	(3,682)	(5,185)
(Increase) decrease in other current assets	944	(381)
(Decrease) increase in accounts payable	(5,070)	1,713
Increase in accrued liabilities	3,005	590
Other non current assets	131	798
Other long term liabilities	198	255
Other, net	—	(14)

Net cash provided by operating activities	13,388	13,472

Investing activities:
Settlement of environmental escrow	402	—
Capital expenditures	(267)	(924)

Net cash used in investing activities	135	(924)

Financing activities:
Net repayments under loan and security agreement	(13,222)	(9,811)
Payments of capital lease obligation	(26)	(32)
Exercise of stock options, issuance of common stock under stock purchase plan and other	—	8

Net cash used in financing activities	(13,248)	(9,835)

Net increase in cash and cash equivalents	275	2,713
Cash and cash equivalents at beginning of period	1,146	797

Cash and cash equivalents at end of period	$1,421	$3,510

Supplemental disclosures
Cash paid in the period:
Interest	$558	$334

Income taxes	$4	$14

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

     The condensed consolidated financial statements for the thirteen weeks ended April 2, 2005 and March 27, 2004, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of April 2, 2005 and for all periods presented. The Company has restated its condensed consolidated financial statements as of and for the periods ended April 2, 2005 and January 1, 2005 and for the thirteen weeks ended April 2, 2005 and March 27, 2004. See Note 2 for further information.

     Certain information and note disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K, as amended, for the 53 week period ended January 1, 2005. The results of operations for the thirteen weeks ended April 2, 2005 are not necessarily indicative of the operating results to be expected for the full year.

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

Note 2. Restatement
          Previously issued financial statements for the periods ended April 2, 2005 and January 1, 2005 and for the thirteen weeks ended April 2, 2005 and March 27, 2004, have been restated. Reflected within this footnote are the effects of the restatement adjustments.
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
               As a result of the deferred tax liability restatement, income tax expense in the first quarter of 2005 and 2004 increased by $715 and $713, respectively. Loss per share on a diluted basis increased by $0.09 in the first quarters of 2005 and 2004. This adjustment increased the deferred tax liability in the condensed consolidated balance sheets by $2,852 at January 1, 2005 and by $3,567 at April 2, 2005. See item (a) for adjustments to each period included within this Form 10-Q/A.
          The adjustments presented in the following tables include the deferred income tax restatement adjustments (discussed above) and other adjustments described below.
          In connection with the second quarter of fiscal year 2005 close process the Company identified a lease agreement that contained escalating rental payments that were not appropriately straight-lined over the lease term in accordance with the requirements of SFAS No. 13, “Accounting for Leases” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”. Accordingly, the Company is required to record a rent deferral within other liabilities for the excess of the straight-line rental expense over the rental payments made to date. This adjustment increased other liabilities on the condensed consolidated balance sheets by approximately $250 at January 1, 2005 and April 2, 2005. See item (b) for adjustments to each period included within this Form 10-Q/A.
          The Company also identified two adjustments related to the accounting for its Mexico subsidiary. The first adjustment related to an error in translating fixed asset additions and recording depreciation expense where the Company understated depreciation expense on the fixed assets of the Mexico operation. The second adjustment related to management’s inappropriate use of the Mexican Peso as its functional currency for the Mexico operation. These adjustments increased property, plant and equipment by $58 and accumulated depreciation by $233 and reduced accumulated other comprehensive loss by $48 on the consolidated balance sheets at January 1, 2005 and at April 2, 2005. See item (c) for adjustments to each period included within this Form 10-Q/A.
           The following also summarizes the effects of these changes on the Company’s condensed consolidated statements of operations and cash flows for the thirteen weeks ended April 2, 2005 and March 27, 2004 and on the Company’s previously issued condensed consolidated balance sheets as of April 2, 2005 and January 1, 2005.

	Condensed Consolidated Statements of Operations
	(In thousands, except per share data)
	As Previously
Thirteen weeks ended April 2, 2005 (Restated):	Reported	Adjustments		As Restated
Income tax expense	$(11)	$(715	)(a)	$(726)
Net loss	$(5,050)	$(715	)(a)	$(5,765)
Net loss per common share:
Basic and Diluted	$(0.62)	$(0.09	)(a)	$(0.71)

	As Previously
Thirteen weeks ended March 27, 2004 (Restated):	Reported	Adjustments		As Restated
Income tax expense	$(7)	$(713	)(a)	$(720)
Net loss	$(203)	$(713	)(a)	$(916)
Net loss per common share:
Basic and Diluted	$(0.03)	$(0.09	)(a)	$(0.12)

	Condensed Consolidated Balance Sheets
	(In thousands)
	As Previously
As of April 2, 2005 (Restated):	Reported	Adjustments		As Restated
Property, plant and equipment – at cost	$95,367	$58	(c)	$95,425
Accumulated depreciation	$(65,383)	$(233	)(c)	$(65,616)
Property, plant and equipment, net	$29,984	$58	(c)	$29,809
		$(233	)(c)

		$(175)
Total assets	$172,323	$58	(c)	$172,148
		$(233	)(c)

		$(175)
Deferred income tax liability	$—	$3,567	(a)	$3,567
Other liabilities	$4,397	$250	(b)	$4,647
Total liabilities	$175,003	$250	(b)	$178,820
		$3,567	(a)

		$3,817
Accumulated deficit	$(46,898)	$(3,567	)(a)	$(50,938)
		$(250	)(b)
		$(233	)(c)
		$10	(c)

		$(4,040)
Accumulated other comprehensive loss	$(48)	$48	(c)	$—
Total stockholders’ deficit	$(2,680)	$(3,567	)(a)	$(6,672)
		$(250	)(b)
		$(233	)(c)
		$58	(c)

		$(3,992)
Total liabilities and stockholders’ deficit	$172,323	$(175)		$172,148

	As Previously
As of January 1, 2005 (Restated):	Reported	Adjustments		As Restated
Property, plant and equipment – at cost	$95,361	$58	(c)	$95,419
Accumulated depreciation	$(63,718)	$(233	)(c)	$(63,951)
Property, plant and equipment, net	$31,643	$58	(c)	$31,468
		$(233	)(c)

		$(175)
Total assets	$192,488	$58	(c)	$192,313
		$(233	)(c)

		$(175)
Deferred income tax liability	$—	$2,852	(a)	$2,852
Other liabilities	$4,199	$250	(b)	$4,449
Total liabilities	$190,118	$250	(b)	$193,220
		$2,852	(a)

		$3,102
Accumulated deficit	$(41,848)	$(2,852	)(a)	$(45,173)
		$(250	)(b)
		$(233	)(c)
		$10	(c)

		$(3,325)
Accumulated other comprehensive loss	$(48)	$48	(c)	$—
Total stockholders’ equity (deficit)	$2,370	$(2,852	)(a)	$(907)
		$(250	)(b)
		$(233	)(c)
		$58	(c)

		$(3,277)
Total liabilities and stockholders’ equity (deficit)	$192,488	$(175)		$192,313

	Condensed Consolidated Statements of Cash Flows
	(In thousands)
	As Previously
Thirteen weeks ended April 2, 2005 (Restated):	Reported	Adjustments		As Restated
Net loss	$(5,050)	$(715	)(a)	$(5,765)
Deferred income taxes	$—	$715	(a)	$715
Net cash provided by operating activities	$13,388	$—		$13,388

	As Previously
Thirteen weeks ended March 27, 2004 (Restated):	Reported	Adjustments		As Restated
Net loss	$(203)	$(713	)(a)	$(916)
Deferred income taxes	$—	$713	(a)	$713
Net cash provided by operating activities	$13,472	$—		$13,472

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

	Thirteen weeks
	ended
	April 2,	March 27 ,
	2005	2004
	As restated	As restated
Net loss as reported	$(5,765)	$(916)
Less: total stock-based compensation expense determined under fair value based method for all awards	(12)	(31)

Pro forma net loss	$(5,777)	$(947)

Basic net loss per common share – as reported	$(0.71)	$(0.12)

Basic net loss per common share – pro forma	$(0.71)	$(0.12)

Diluted net loss per common share – as reported	$(0.71)	$(0.12)

Diluted net loss per common share – pro forma	$(0.71)	$(0.12)

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

	Accrual	Charged			Accrual
	balance at	to			balance at
	January 1,	Earnings	Cash	Non-Cash	April 2,
Description of Accrual	2005	2005	Utilization	Utilization	2005
Employee separations	$—	$—	$—	$—	$—
Other	—	32	(32)	—	—

Total Eagan Shutdown costs	$—	$32	$(32)	$—	$—

	Accrual	Charged			Accrual
	balance at	to			balance at
	December 27,	Earnings	Cash	Non-Cash	March 27,
Description of Accrual	2003	2004	Utilization	Utilization	2004
Employee separations	$428	$—	$(245)	$—	$183
Other	—	606	(606)	—	—

Total Eagan Shutdown costs	$428	$606	$(851)	$—	$183

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

Note 8. Commitments and Contingencies

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

     During the first quarter of 2005 and 2004, the Company recorded a non-cash income tax provision of $715 and $713, respectively. This charge was required because the Company currently has significant deferred tax liabilities related to goodwill with lower tax than book basis as a result of continued amortization of goodwill for tax purposes. Following the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, the deferred tax liability related to the Company’s goodwill must now be considered as a liability related to an asset with an indefinite life which can no longer support the realization of deferred tax assets. Historically, the Company did not need a valuation allowance as the book basis of goodwill was lower than the tax basis. This was the result of a goodwill impairment charge which was recorded in fiscal year 2000. In 2004, the continued amortization of goodwill for tax purposes has resulted in a lower tax basis than book basis. Therefore, the Company has recorded an additional income tax provision to increase its deferred tax asset valuation allowance. In the future the Company will increase the valuation allowance with a corresponding deferred tax provision as the deferred tax liability related to the goodwill amortization increases.

          The Company expects to provide a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained. Until an appropriate level of profitability is reached, the Company does not expect to recognize any significant tax benefits in future results of operations.

Note 10. Net Loss Per Share

          The following information presents net loss per common share, basic and diluted:

	Thirteen weeks
	ended
	April 2,	March 27,
	2005	2004

	As restated	As restated
Net loss	$(5,765)	$(916)

Weighted average common shares outstanding - basic	8,154,587	7,986,556
Impact of stock options and warrants	—	—

Weighted average common shares outstanding - diluted	8,154,587	7,986,556

Net loss per common share - basic	$(0.71)	$(0.12)

Net loss per common share - diluted	$(0.71)	$(0.12)

          Net loss per common share - basic is computed based on the weighted average number of outstanding common shares. Net loss per common share - diluted normally includes the weighted average effect of dilutive stock options and warrants on the weighted average shares outstanding. At April 2, 2005, stock options and warrants to purchase the Company’s common stock totaling 171,900 were not included in the net loss per share – diluted since impact would have been anti-dilutive. At March 27, 2004, stock options and warrants to purchase the Company’s common stock totaling 983,420 were not included in the net loss per share – diluted since their impact would have been anti-dilutive.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This commentary should be read in conjunction with the Company’s consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report, as amended, on Form 10-K/A for the year ended January 1, 2005.

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

Restatement

     This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q restates the condensed consolidated financial statements for the thirteen weeks ended April 2, 2005 and March 27, 2004. Discussed below are the effects of the restatement to correct the accounting for deferred income taxes.

     Historically, the Company has accounted for its deferred income taxes related to goodwill as a reversing taxable temporary difference. During fiscal year 2004, the Company’s temporary difference related to goodwill became a liability as the tax basis of goodwill became lower than the book basis due to the continued amortization of goodwill for tax purposes. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” the deferred tax liability related to the Company’s goodwill must be considered as a liability related to an asset with an indefinite life. Therefore, the deferred tax liability was not available to support the realization of deferred tax assets created by other deductible temporary differences. Given the Company’s determination that, based on cumulative historical operating losses, it was more likely than not that its deferred tax assets would not be realized, this unavailability to offset has resulted in the creation of a deferred tax liability and an additional tax expense in respect of the resulting increase in the deferred tax asset valuation allowance. The restatement adjustments were non-cash and had no effect on operating cash flows nor on the Company’s compliance with its debt covenants.

     As a result of the deferred tax liability restatement, income tax expense in the thirteen weeks ended April 2, 2005 and March 27, 2004 increased by $0.7 million. Loss per share on a diluted basis increased by $0.09 in the thirteen weeks ended April 2, 2005 and March 27, 2004.

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

     The Company regularly evaluates its ability to recover the reported amount of its net deferred tax assets. The evaluation considers several factors, including the Company’s estimate of the likelihood that it will generate sufficient taxable income in future years in which temporary differences reverse. This evaluation is based primarily on the Company’s historical earnings, projected operating results, applicable net operating loss carryforward expiration dates and identified actions under the control of the Company in realizing the associated carryforward benefits.

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

     During both the thirteen weeks ended April 2, 2005 and March 27, 2004, the Company recorded non-cash deferred income tax expense of $0.7 million. This charge was required because the Company currently has a significant deferred tax liability related to goodwill with lower tax than book basis as a result of continued amortization of goodwill for tax purposes. Following the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, the deferred tax liability related to the Company’s goodwill must now be considered as a liability related to an asset with an indefinite life which can no longer support the realization of deferred tax assets. Historically, the Company did not need a valuation allowance as the book basis of goodwill was lower than the tax basis. This was the result of a goodwill impairment charge which was recorded in fiscal year 2000. In 2004, the continued amortization of goodwill for tax purposes has resulted in a lower tax basis than book basis. Therefore, the Company has recorded an additional income tax provision to increase its deferred tax asset valuation allowance. In the future, the Company will increase the valuation allowance with a corresponding deferred tax provision as the deferred tax liability related to the goodwill amortization increases.

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

Thirteen weeks ended April 2, 2005 (as restated) compared to the thirteen weeks ended March 27, 2004 (as restated)

          In the discussion and analysis that follows, all references to 2005 are for the thirteen week period ended April 2, 2005 and all references to 2004 are for the thirteen week period ended March 27, 2004.

          The following discussion and analysis compares the restated results for the first quarter of 2005 to the restated results for the first quarter of 2004 with reference to the following (in thousands, except net loss per share; unaudited):

	Thirteen weeks ended
	April 2, 2005		March 27, 2004
	As restated		As restated
Net sales	$51,391	100.0%	$53,190	100.0%
Cost of goods sold	45,107	87.8%	43,289	81.4%

Gross profit	6,284	12.2%	9,901	18.6%

Selling, general and administrative expenses	7,681	15.0%	6,440	12.1%
Shareholder transaction costs	118	0.2%	273	0.5%

	Thirteen weeks ended
	April 2, 2005		March 27, 2004
	As restated		As restated
Amortization of intangible assets	25	0.0%	124	0.2%

Operating profit (loss)	(1,540)	(3.0%)	3,064	5.8%

Interest expense	(3,486)	(6.8%)	(3,255)	(6.1%)
Other expense, net	(13)	(0.0%)	(5)	(0.0%)

Loss before income taxes	(5,039)	(9.8%)	(196)	(0.3%)

Income tax expense	(726)	(1.4%)	(720)	(1.4%)

Net loss	$(5,765)	(11.2%)	$(916)	(1.7%)

Net loss per share – basic	$(0.71)		$(0.12)

Net loss per share – diluted	$(0.71)		$(0.12)

Weighted average common shares outstanding:
Basic	8,155		7,987
Diluted	8,155		7,987

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

           Income tax expense. During the first quarter of 2005 and 2004, the Company recorded a non-cash deferred income tax provision of $0.7 million relating the Company’s goodwill. Following the adoption of SFAS No. 142, the deferred tax liability related to the Company’s goodwill must now be considered as a liability related to an asset with an indefinite life which can no longer support the realization of deferred tax assets. See Note 9 Income Taxes in the notes to condensed consolidated financial statements for additional information. The Company continued to record a valuation allowance on its deferred tax assets through April 2, 2005, due to the uncertainty regarding future profitability.

          Net loss. The net loss in the first quarter of 2005 was $5.8 million, up significantly from the 2004 first quarter loss of $0.9 million. Lower sales, increased raw material costs, reduced factory running rates and the severance and retention costs related to changes in management were the primary reasons for the increased loss. The loss per diluted share was $(0.71) as compared to $(0.12) in the first quarter of 2004.

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

          The Company’s Amended Loan Agreement contains one financial covenant pertaining to a minimum cash interest coverage ratio. The cash interest coverage ratio was required to be no lower than 1.0 at the end of 2004 at which point the ratio begins a quarterly increase until it reaches 1.25 in June 2005. At April 2, 2005, the Company’s cash interest coverage ratio was 1.74. The earnings component of the covenant is the trailing twelve-month earnings before interest, taxes, depreciation and amortization. Certain costs related to factory realignments and the Shareholder Transaction are excluded. For the twelve months ended April 2, 2005, the earnings component of the covenant was $22.9 million. For a definition of cash interest coverage ratio as it is used in the Amended Loan Agreement, refer to the Amended Loan Agreement that was filed as an exhibit to the Company’s 2004 Annual Report, as amended, on Form 10-K.

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

	Payments Due by Period
	(in thousands)
		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$116,050	$—	$—	$116,050	$—
Capital lease obligations	4,667	71	182	254	4,160
Minimum rental commitments under operating leases	17,948	4,915	7,646	5,387
Purchase obligations (estimated) (1)	131,500	73,000	58,500	—	—

Total contractual cash obligations	$270,165	$77,986	$66,328	$121,691	$4,160

(1)	The Company has entered into commitments to purchase certain core commodities at formula-based prices. The agreements expire in 2005 and 2006. Future related minimum commitments to purchase commodities, assuming April 2005 price levels, are $73 million in 2005 and $59 million in 2006. The purchase commitment pricing is not tied to fixed rates; therefore, the Company’s results of operations or financial position could be affected by significant changes in the market cost of the commodities. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Commodity Risk” in the Company’s Form 10-K, as amended, for fiscal 2004, which is incorporated herein by reference, for further details.

	Financing commitments expiring by period
	(in thousands)
					After
	Total	1 year	2-3 years	4-5 years	5 years
Standby letters of credit	$1,850	$1,850	$—	$—	$—

Off-Balance Sheet Arrangements

          The Company has no off-balance sheet arrangements.

Material Weakness in Internal Controls and Procedures

          As set forth in Item 4 — Controls and procedures, the Company has reported that management had identified a material weakness in its internal controls and procedures over financial reporting. Specifically, during the close process for its second quarter of 2005 financial statements, KPMG LLP, the Company’s independent registered public accounting firm and management, identified errors in the Company’s treatment regarding a deferred tax liability relating to goodwill and certain other adjustments that were inaccurately reflected in its financial statements. As discussed under Item 4 — Controls and Procedures, beginning in 2004, the Company accounted for its deferred tax liability related to goodwill as a reversing taxable temporary difference. The Company recorded various non-cash adjustments that had no impact on the Company’s compliance with covenants related to either its $60 million revolving credit facility of which $25.0 million was outstanding as of January 1, 2005 and $11.8 million as of April 2, 2005, its 9 5/8% Senior Subordinated Notes due 2008 of which $116 million was outstanding at January 1, 2005 and on April 2, 2005, or its payment of incentives to management.

          While the errors in financial reporting that related to the material weakness were corrected in its restated financial statements, the Company’s management intends to correct the material weakness as soon as possible. Because a material weakness is defined as a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected, the Company’s management believes that prompt remediation of the material weakness will mitigate the uncertainty presented by the possibility of material misstatements in the Company’s reported financial information and in the accuracy and completeness of its financial reports. If the Company is again unable to assert that its internal control over financial reporting is effective in any future period, the existence of the reported material weakness could represent a trend or uncertainty affecting the accuracy of the Company’s consolidated financial statements. As of the date of this Amendment, the Company has identified and undertaken several actions to remediate the reported material weakness in internal controls over financial reporting. Due to the nature of the control deficiency related to this material weakness, and pending completion of its subsequent review processes for its financial statements, the Company believes it is premature, as of the date of this Amendment, to determine whether it has effectively corrected the reported material weakness.

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

          Interest Rate Risk. The Company’s revolving credit agreement is LIBOR-based and is subject to interest rate movements. During the thirteen weeks ended April 2, 2005, the Company did not experience any material changes in interest rate risk that would affect the disclosures presented in the Company’s Annual Report on Form 10-K/A for the fifty-three week period ended January 1, 2005.

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

          The Company has entered into commitments to purchase certain core commodities at formula-based prices. The agreements expire in 2005 and 2006. Future related minimum commitments to purchase commodities, assuming April 2005 price levels, are $73 million in 2005 and $59 million in 2006. The purchase commitment pricing is not tied to fixed rates; therefore, the Company’s results of operations or financial position could be affected by significant changes in the market cost of the commodities.

ITEM 4. Controls and Procedures
     The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of April 2, 2005. The Company’s disclosure controls and procedures should be designed to reasonably assure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     Based upon the results of that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of April 2, 2005, the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act of 1934 was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. This was due solely to a material weakness in internal control over financial reporting described in the Company’s Form 8-K filed on August 22, 2005 where the Company disclosed that it had not maintained effective controls over the determination of the provision for income taxes and related deferred income tax accounts. The material weakness arose from a lack of sufficient knowledge within the Company’s accounting department of the detailed technical requirements related to the accounting for the increase in the deferred tax asset valuation allowance that results from the inability to offset the deferred tax liability related to goodwill, which has an indefinite life, against deferred tax assets that are created by other deductible temporary differences. This material weakness resulted in the following error — beginning in 2004, the Company accounted for its deferred tax liability related to goodwill as a reversing taxable temporary difference. Following Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, the deferred tax liability related to the Company’s goodwill should have been considered as a liability related to an asset with an indefinite life which could not support the realization of deferred tax assets. Therefore, the Company recorded additional deferred tax expense of $2.9 million, to increase its deferred tax valuation allowance for fiscal year 2004 and additional deferred tax expense of $0.7 million for the first quarter of fiscal year 2005. These non-cash adjustments had no impact on the Company’s compliance with covenants related to either its $60 million revolving credit facility of which $25.0 million was outstanding as of January 1, 2005 and $11.8 million as of April 2, 2005, its 9 5/8% Senior Subordinated Notes due 2008 of which $116 million was outstanding at January 1, 2005 and on April 2, 2005, or its payment of incentives to management.
     As described in Note 2 to the condensed consolidated financial statements for the period ended April 2, 2005, included herein, the Company has restated such condensed consolidated financial statements for all periods presented in this amendment to its Form 10-Q for the quarter ended April 2, 2005 to correct errors relating to accounting for income taxes and related tax liabilities. After reviewing the circumstances leading up to the restatement, the Company and the Audit Committee believe that the errors were inadvertent and unintentional.
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
     Subsequent to the period covered by this report and in connection with its close process for the end of the quarter ended July 2, 2005, the Company designed and implemented improvements in its procedures for internal control over financial reporting to address the material weakness in accounting for income taxes. These improvements included the following actions:
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

Forward Looking Statements

          This, amended, quarterly report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business Risks and Management Outlook” and “Quantitative and Qualitative Disclosures about Market Risk” sections, contain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally may be identified by the use of terminology such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” or similar phrases or the negatives of such terms. Such statements are based on management’s current expectations and are subject to risks, uncertainties and assumptions, including those identified below and in the foregoing “Business Risks and Management Outlook”, as well as other matters not yet known to the Company or not currently considered material by the Company, which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to:

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

          Given these risks and uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements do not guarantee future performance. The Company’s operating results may fluctuate, especially when measured on a quarterly basis. Except as required by law, the Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s reports on Forms 10-K, 10-Q and 8-K (and any amendments there to) and other filings with the Securities and Exchange Commission. Such reports attempt to advise interested parties of the factors that affect the Company’s business.

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

     Dated: September 16, 2005