Form 10-Q
period 2005-10-01
HOME PRODUCTS INTERNATIONAL INC
filed 2005-11-15
CIK 814457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 1, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common shares, par value $0.01, outstanding as of November 5, 2005 – 8,154,587

HOME PRODUCTS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HOME PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		January 1,
	October 1,	2005
	2005	As Restated
Assets
Current assets:
Cash and cash equivalents	$205	$1,146
Accounts receivable, net	31,754	51,473
Inventories	32,344	30,292
Prepaid expenses and other current assets	1,843	2,787

Total current assets	66,146	85,698

Property, plant and equipment — at cost	95,460	95,419
Less accumulated depreciation	(68,086)	(63,951)

Property, plant and equipment, net	27,374	31,468

Other intangibles, net	27	100
Goodwill, net	72,780	73,182
Other non-current assets	1,980	1,865

Total assets	$168,307	$192,313

Liabilities and Stockholders’ Deficit

Current liabilities:
Revolving line of credit and other current debt	$11,819	$25,091
Accounts payable	19,001	25,723
Accrued liabilities	19,012	14,450

Total current liabilities	49,832	65,264

Long-term obligations — net of current debt	120,600	120,655
Deferred income taxes	4,996	2,852
Other liabilities	4,511	4,449

Total liabilities	179,939	193,220

Stockholders’ deficit:
Preferred Stock — authorized, 500,000 shares, $.01 par value; — None issued	—	—
Common Stock — authorized 15,000,000 shares, $.01 par value; 8,964,761 shares issued at October 1, 2005 and January 1, 2005	90	90
Additional paid-in capital	50,677	50,677
Accumulated deficit	(55,898)	(45,173)
Common stock held in treasury — at cost; 810,174 shares at October 1, 2005 and January 1, 2005	(6,501)	(6,501)

Total stockholders’ deficit	(11,632)	(907)

Total liabilities and stockholders’ deficit	$168,307	$192,313

     The accompanying notes are an integral part of the condensed consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Thirteen weeks		Thirty-nine weeks
	ended		ended
		Sept. 25,		Sept. 25,
	October 1,	2004	October 1,	2004
	2005	As Restated	2005	As Restated

Net sales	$55,556	$66,219	$163,502	$183,615
Cost of goods sold	45,173	55,747	139,600	152,617

Gross profit	10,383	10,472	23,902	30,998

Operating expenses:
Selling and marketing	4,301	3,833	12,158	11,320
General and administrative	2,483	2,587	9,660	8,868
Shareholder transaction costs	(147)	476	161	1,237
Amortization of intangible assets	24	124	73	372

Operating profit	3,722	3,452	1,850	9,201

Non-operating income (expense):
Interest income	—	—	—	4
Interest expense	(3,417)	(3,343)	(10,378)	(9,872)
Other income (expense), net	(13)	4	(32)	25

Net non-operating expense	(3,430)	(3,339)	(10,410)	(9,843)

Income (loss) before income taxes	292	113	(8,560)	(642)

Income tax expense	(721)	(719)	(2,165)	(2,162)

Net loss	$(429)	$(606)	$(10,725)	$(2,804)

Net loss per common share:
Basic	$(0.05)	$(0.08)	$(1.32)	$(0.35)

Diluted	$(0.05)	$(0.08)	$(1.32)	$(0.35)

Weighted average common shares outstanding-basic	8,154,587	7,991,792	8,154,587	7,988,321

Weighted average common shares outstanding-diluted	8,154,587	7,991,792	8,154,587	7,988,321

     The accompanying notes are an integral part of the condensed consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Thirty-nine weeks ended
		Sept. 25,
	Oct. 1,	2004
	2005	As Restated
Operating activities:
Net loss	$(10,725)	$(2,804)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,921	6,539
Noncash gain on insurance settlement	—	(150)
Deferred income taxes	2,144	2,139
Loss on the disposal of assets	16	6
Changes in working capital:
Decrease in accounts receivable	19,719	6,244
Increase in inventories	(2,052)	(16,793)
Decrease in other current assets	944	456
(Decrease) increase in accounts payable	(6,722)	4,141
Increase in accrued liabilities	4,562	1,855
Other non current assets	(115)	2,214
Other long term liabilities	62	(1)
Other, net	—	552

Net cash provided by operating activities	13,754	4,398

Investing activities:
Settlement of environmental escrow	402	—
Capital expenditures, net	(1,770)	(5,351)

Net cash used in investing activities	(1,368)	(5,351)

Financing activities:
Net borrowings (repayments) under loan and security agreement	(13,261)	1,810
Payments of capital lease obligation	(66)	(90)
Exercise of stock options, issuance of common stock under stock purchase plan and other	—	13

Net cash (used in) provided by financing activities	(13,327)	1,733

Net (decrease) increase in cash and cash equivalents	(941)	780
Cash and cash equivalents at beginning of period	1,146	797

Cash and cash equivalents at end of period	$205	$1,577

Supplemental disclosures
Cash paid in the period:
Interest	$7,212	$6,677

Income taxes	$5	$24

     The accompanying notes are an integral part of the condensed consolidated financial statements.

HOME PRODUCTS INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share amounts)
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
     The condensed consolidated financial statements for the thirteen and thirty-nine weeks ended October 1, 2005 and September 25, 2004, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of October 1, 2005 and for all periods presented. The Company has restated its condensed consolidated financial statements as of April 2, 2005 and January 1, 2005 and for the thirteen and thirty-nine weeks ended September 25, 2004. See Note 2 for further information.
     Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K/A for the 53 week period ended January 1, 2005. The results of operations for the thirteen and thirty-nine weeks ended October 1, 2005 are not necessarily indicative of the operating results to be expected for the full year.
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
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and SFAS Statement No. 3”. APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income in the period of the change. SFAS No. 154 establishes, unless impractical, retrospective application to prior periods’ financial statements as the required method for reporting a voluntary change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 if the need for such a change arises after the effective date.
     In May 2005, the FASB issued SFAS No. 151 (“SFAS No. 151”), Inventory Costs – an amendment of ARB No. 43, Chapter 4, which relates to inventory costs and the treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. The provisions of SFAS No. 151 are effective for inventory costs incurred beginning in the first quarter of 2006. The Company is currently evaluating the impact of adopting SFAS No. 151 on the financial statements, but the Company does not expect the impact to be significant.
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
Note 2. Restatement
     Previously issued financial statements for the period ended January 1, 2005 has been restated. The thirteen and thirty-nine weeks ended September 25, 2004, have also been restated. Reflected within this footnote are the effects of the restatement adjustments.
     Historically, the Company has accounted for its deferred income taxes related to goodwill as a reversing taxable temporary difference. During fiscal year 2004, the Company’s temporary difference related to goodwill became a liability as the tax basis of goodwill became lower than the book basis due to the continued amortization of goodwill for tax purposes. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” the deferred tax liability related to the Company’s goodwill must be considered as a liability related to an asset with an indefinite life. Therefore, the deferred tax liability was not available to support the realization of deferred tax assets created by other deductible temporary differences. Given the Company’s determination that, based on cumulative historical operating losses, it was more likely than not that its deferred tax assets would not be realized, this unavailability to offset has resulted in the creation of a deferred tax liability and an additional tax expense in respect of the resulting increase in the deferred tax asset valuation allowance. This restatement adjustment was non-cash and had no effect on operating cash flows nor on the Company’s compliance with its debt covenants.
     As a result of the deferred tax liability restatement, income tax expense in the thirteen and thirty-nine weeks ended September 25, 2004 increased by $713 and $2,139, respectively. Loss per share on a diluted bases increased by $0.09 and $0.27 during the thirteen and thirty-nine weeks ended September 25, 2004, respectively. This adjustment increased the deferred tax liability in the condensed consolidated balance sheets by $2,852 at January 1, 2005. See item (a) below for adjustments to each period included within this Form 10-Q.

     The adjustments presented in the following tables include the deferred income tax restatement adjustments (discussed above) and other adjustments described below.
     In connection with the second quarter of fiscal year 2005 close process, the Company identified a lease agreement that contained escalating rental payments that were not appropriately straight-lined over the lease term in accordance with the requirements of SFAS No. 13, “Accounting for Leases” and FASB Technical Bulletin No. 85-3 “Accounting for Operating Leases with Scheduled Rent Increases”. Accordingly, the Company is required to record a rent deferral within other liabilities for the excess of the straight-line rental expense over the rental payments made to date. This adjustment increased other liabilities on the condensed consolidated balance sheets by approximately $250 at January 1, 2005. See item (b) below for adjustments to each period included within this Form 10-Q.
     The Company also identified two adjustments related to the accounting for its Mexico subsidiary. The first adjustment related to an error in translating fixed asset additions and recording depreciation expense where the Company understated depreciation expense on the fixed assets of the Mexico operation. The second adjustment related to management’s inappropriate use of the Mexican Peso as its functional currency for the Mexico operation. These adjustments increased property, plant and equipment by $58, accumulated depreciation by $233 and reduced accumulated other comprehensive loss by $48 on the consolidated balance sheets at January 1, 2005. See item (c) below for adjustments to each period included within this Form 10-Q.
     The following also summarizes the effects of these changes on the Company’s condensed consolidated statements of operations and cash flows for the thirteen and thirty-nine weeks ended September 25, 2004 and on the Company’s previously issued condensed consolidated balance sheet at January 1, 2005:

	Condensed Consolidated Statement of Operations
	(In thousands, except per share data)
	As Previously
Thirteen and Thirty-nine weeks ended September 25, 2004 (Restated):	Reported	Adjustments		As Restated
Thirteen weeks ended:
Income tax expense	$(6)	$(713	)(a)	$(719)
Net income (loss)	$107	$(713	)(a)	$(606)
Net income (loss) per common share:
Basic and Diluted	$0.01	$(0.09	)(a)	$(0.08)

Thirty-nine weeks ended:
Income tax expense	$(23)	$(2,139	)(a)	$(2,162)
Net loss	$(665)	$(2,139	)(a)	$(2,804)
Net loss per common share:
Basic and Diluted	$(0.08)	$(0.27	)(a)	$(0.35)

	Condensed Balance Sheet
	(In thousands)
	As Previously
As of January 1, 2005 (Restated):	Reported	Adjustments		As Restated
Property, plant and equipment — at cost	$95,361	$58	(c)	$95,419
Accumulated depreciation	$(65,718)	$(233	)(c)	$(63,951)
Property, plant and equipment	$31,643	$58	(c)	$31,468
		$(233	)(c)

		$(175)
Total assets	$192,488	$58	(c)	$192,313
		$(233	)(c)

		$(175)
Other liabilities	$4,199	$250	(b)	$4,449
Deferred tax liability	$—	$2,852	(a)	$2,852
Total liabilities	$190,118	$250	(b)	$193,220
		$2,852	(a)

		$3,102
Accumulated deficit	$(41,848)	$(2,852	)(a)	$(45,173)
		$(250	)(b)
		$(233	)(c)
		$10	(c)

		$(3,325)
Accumulated deficit	$(48)	$48	(c)	$—
Total stockholders’ equity (deficit)	$2,370	$(2,852	)(a)	$(907)
		$(250	)(b)
		$(233	)(c)
		$58	(c)

		$(3,277)
Total liabilities and stockholders’ equity (deficit)	$192,488	$(175	)(c)	$192,313

	Condensed Consolidated Statements of Cash Flows
	(In thousands)
	As Previously
Thirty-nine weeks ended September 25, 2004 (Restated):	Reported	Adjustments		As Restated
Net loss	$(665)	$(2,139	)(a)	$(2,804)
Deferred income taxes	$—	$2,139	(a)	$2,139
Net cash provided by operating activities	$4,398	$—		$4,398

Note 3. Stock-Based Compensation Plans
     SFAS No. 123, “Accounting for Stock-Based Compensation” encourages companies to adopt a fair value approach to valuing stock-based compensation that would require compensation cost to be recognized based upon the fair value of the stock-based instrument issued. The Company has elected, as permitted by SFAS No. 123, to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Based Compensation” and the related interpretations in accounting for stock option awards under the stock option plans. Under APB Opinion No. 25, compensation expense is recognized if the market price on the date of grant exceeds the exercise price. Prior to 2005, all options granted by the Company had been granted at the market price of stock on the date of grant. During the second quarter of 2005, the Company awarded a total of 760,000 stock options under a new stock plan which are being accounted for as variable awards. During the third quarter of 2005 a total of 150,000 stock options under the new stock plan were cancelled. At October 1, 2005, the formula amount of the 610,000 options granted and outstanding by the Company was less than the exercise price and as a result, no compensation expense was recorded. At the end of each reporting period the Company evaluates whether any compensation expense should be reported. The following table shows the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model.

	Thirteen weeks		Thirty-nine weeks
	ended		ended
		Sept. 25,		Sept. 25,
	Oct. 1,	2004	Oct. 1,	2004
	2005	As Restated	2005	As Restated

Net loss as reported	$(429)	$(606)	$(10,725)	$(2,804)
Less: total stock-based compensation expense determined under fair value based method for all awards	(28)	(25)	(69)	(87)

Pro forma net loss	$(457)	$(631)	$(10,794)	$(2,891)

Basic loss per common share — as reported	$(0.05)	$(0.08)	$(1.32)	$(0.35)

Basic loss per common share — pro forma	$(0.06)	$(0.08)	$(1.32)	$(0.36)

Diluted loss per common share — as reported	$(0.05)	$(0.08)	$(1.32)	$(0.35)

Diluted loss per common share — pro forma	$(0.06)	$(0.08)	$(1.32)	$(0.36)

Note 4. Shareholder Transaction
     On December 13, 2004, Storage Acquisition Company, L.L.C., a Delaware limited liability company (“Acquirer”), completed its tender offer for the outstanding shares of common stock (including the associated preferred stock purchase rights) of the Company for $2.25 per share, net to the seller, in cash, without interest. As a result of the tender offer, the Acquirer obtained approximately 93% of the Company’s outstanding common shares. Collectively, the process that led to the offer and the completion of the tender offer is referred to herein as the “Shareholder Transaction”.
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
     Notwithstanding the suspension of its SEC reporting obligations, by the terms of the Company’s indenture governing its 9-5/8% Senior Subordinated Notes due May 14, 2008, the Company is required to voluntarily file annual, periodic and current reports with the SEC as a “voluntary filer” so long as the indenture covenants remain in effect.
     In connection with the Shareholder Transaction, the Company incurred costs during the thirteen and twenty six weeks ended October 1, 2005 and September 25, 2004. These costs included legal fees, investment banking fees and other related costs. The costs incurred during the thirteen and thirty-nine weeks ended September 25, 2004 were associated with the terminated Agreement and Plan of Merger, by and between the Company and JRT Acquisition, Inc. For further information please see the Company’s Form 10-K/A for fiscal 2004.
     The following table provides a breakdown of the costs incurred in the thirteen and thirty-nine weeks ended October 1, 2005 and September 25, 2004, respectively:

	Thirteen weeks		Thirty-nine weeks
	ended		ended
	Oct. 1,	Sept. 25,	Oct. 1,	Sept. 25,
	2005	2004	2005	2004
Legal fees	$(147)	$474	$86	$925
Investment banking fees	—	—	—	232
Other related costs	—	2	75	80

Total	$(147)	$476	$161	$1,237

     During the thirteen weeks ended October 1, 2005, the Company received a $147 benefit which was primarily due to the recovery of $218 in legal costs through insurance proceeds relating to a shareholder legal complaint filed against the Company in 2004.
     As a result of the Shareholder Transaction, the Company incurred $1,852 of severance and retention costs during the thirty-nine weeks ended October 1, 2005 related to management changes. These costs are included in general and administrative expenses in the Company’s condensed consolidated statement of operations.
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
     During the thirty-nine weeks ended October 1, 2005, the Company incurred $32 of cash charges related to employee related fringe benefits. All actions have been completed and the Company does not expect to incur any further charges related to the Eagan Shutdown.
     During the thirty-nine weeks ended October 1, 2005 and September 25, 2004 the Company incurred $26 and $708, respectively, of charges related to the Eagan Shutdown. Total net cash outlays were $40 and $1,136 during the thirty-nine weeks ended October 1, 2005 and September 25, 2004, respectively.

Note 6. Inventories
     The components of the Company’s inventory consists of direct labor, direct materials and the applicable portion of overhead required to manufacture the goods.

	October 1,	January 1,
	2005	2005
Finished goods	$23,209	$19,540
Work-in-process	1,158	1,167
Raw materials	7,977	9,585

	$32,344	$30,292

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
     The change in the carrying amount of goodwill for the thirty-nine weeks ended October 1, 2005 was as follows:

Total
Balance at January 1, 2005	$73,182
Settlement of environmental escrow account	(402)

Balance at October 1, 2005	$72,780

     During the first quarter of 2005, the carrying amount of goodwill was decreased by $402 as a result of the settlement of an environmental escrow account related to an acquisition made in 1997.
Patents:
     Patents are amortized over their useful lives, and are evaluated to determine whichever events and circumstances warrant a revision to the remaining period of amortization. For patents that remain subject to amortization provisions, amortization expense is expected to be $27 for the remainder of 2005.
     Patents consist of the following:

		As of
		October 1, 2005
	Average	Gross		Net
	Life	Carrying	Accumulated	Carrying
	(Yrs.)	Amount	Amortization	Amount
Amortized intangible assets:
Patents	7 to 14	$1,008	$(981)	$27

Total		$1,008	$(981)	$27

		As of
		January 1, 2005
	Average	Gross		Net
	Life	Carrying	Accumulated	Carrying
	(Yrs.)	Amount	Amortization	Amount
Amortized intangible assets:
Patents	7 to 14	$1,008	$(908)	$100

Total		$1,008	$(908)	$100

     Aggregate amortization expense for the thirty-nine weeks ended October 1, 2005 and September 25, 2004 were $73 and $372, respectively.
Note 8. Commitments and Contingencies
     The Company has entered into various commitments to purchase certain core commodities at formula-based prices. These agreements expire in 2005 and 2006. Future related minimum commitments to purchase commodities, assuming September 2005 price levels, are $16,688 in 2005 and $53,353 in 2006. In the event there is a major change in economic conditions affecting the Company’s overall annual plastic resin volume requirements, the Company and the vendor will mutually agree on how to mitigate the effects on both parties. Mitigating actions include deferral of product delivery within the agreement term, agreement term extension and/or elimination of excess quantities without liability.
     The Company is party to various claims, legal actions and complaints including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
     On June 4, 2004, a complaint was filed in the Chancery Division of the Circuit Court of Cook County, Illinois against the Company and the Company’s directors. The complaint purported to be filed by a stockholder and alleged that in entering into the Agreement and Plan of Merger, by and between the Company and JRT Acquisition, Inc. (“JRT”), as amended by the First Amendment to the Agreement and Plan of Merger, dated October 11, 2004 (the “JRT Agreement”), the Company’s board of directors breached their fiduciary duties of loyalty, due care, independence, good faith and fair dealing. The complaint included a request for a declaration that the action be maintained as a class action. On May 5, 2005, The Illinois Circuit Court (lower court) issued its Order dismissing the shareholder action, Slattery v. Home Products Int’l, Inc., as moot. The Circuit Court’s May 5, 2005 Order also denied plaintiff’s petition for attorneys’ fees. On June 2, 2005, plaintiffs filed an appeal from the Circuit Court’s denial of their petition for attorneys’ fees only. Plaintiff’s did not appeal the portion of the May 5, 2005 Order that dismissed the complaint. The appeal was dismissed by the Illinois Appellate Court for the First District on October 12, 2005.
     On July 20, 2005, a complaint was filed in the United States District Court for the Southern District of New York by Sawaya Segalas & Co., LLC (“SSC”) against the Company. Service of process for the complaint was effected as of July 22, 2005. The complaint alleges that the Company is obligated under an engagement letter, by and between SSC and the Company, dated April 23, 2002, to pay to SSC a success fee in connection with the successful tender offer by Storage Acquisition Company, L.L.C. for all the outstanding common stock of HPI that was completed in December of 2004. SSC seeks damages from the Company in the amount $1,224, pre-judgment interest, SSC’s attorneys fees, disbursements and costs, and other relief deemed proper by the court. The Company believes that SSC breached its duties under the engagement letter, and has filed an answer and a counter claim against SSC. The Company intends to vigorously pursue its counterclaim and defenses in the suit filed by SSC.

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
     During 2005 and 2004, the Company recorded a non-cash income tax provision of $2,144 and $2,139, respectively. This charge was required because the Company currently has significant deferred tax liabilities related to goodwill with lower tax than book basis as a result of accelerated and continued amortization of goodwill for tax purposes. Following the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, the deferred tax liability related to the Company’s goodwill must now be considered as a liability related to an asset with an indefinite life which can no longer support the realization of deferred tax assets. Historically, the Company did not need a valuation allowance as the book basis of goodwill was lower than the tax basis. This was a result of a goodwill impairment charge which was recorded in fiscal year 2000. In 2004, the continued amortization of goodwill for tax purposes has resulted in a lower tax basis than book basis. Therefore, the Company has record an additional income tax provision to increase its deferred tax valuation allowance. In the future the Company will record a deferred income tax provision to increase the deferred tax liability related to the goodwill amortization increase.
     The Company expects to provide a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained. Until an appropriate level of profitability is reached, the Company does not expect to recognize any significant tax benefits in future results of operations.
Note 10. Net Loss Per Share
     The following information presents net loss per share basic and diluted:

	Thirteen weeks		Thirty-nine weeks
	ended		ended
		Sept. 25,		Sept. 25,
	Oct. 1,	2004	Oct. 1,	2004
	2005	As Restated	2005	As Restated
Net loss	$(429)	$(606)	$(10,725)	$(2,804)

Weighted average shares outstanding — basic	8,154,587	7,991,792	8,154,587	7,988,321
Impact of stock options and warrants	—	—	—	—

Weighted average shares outstanding — diluted	8,154,587	7,991,792	8,154,587	7,988.321

Net loss per share — basic	$(0.05)	$(0.08)	$(1.32)	$(0.35)

Net loss per share — diluted	$(0.05)	$(0.08)	$(1.32)	$(0.35)

     “Net loss per share — basic” is computed based on the weighted average number of outstanding common shares. “Net loss per share — diluted” normally includes the weighted average effect of dilutive stock options and warrants on the weighted average shares outstanding. At October 1, 2005 and September 25, 2004, stock options and warrants to purchase shares of the Company’s common stock totaling 672,300 and 943,420, respectively, were not included in the net loss per share – diluted since their impact would have been anti-dilutive.
Note 11. Segment of an Enterprise
     The Company consists of a single operating segment that designs, manufactures and markets quality consumer housewares products. This segmentation is based on the financial information presented to the chief operating decision maker. The following table sets forth the net sales by product category within the Company’s single operating segment.
Product Category Information — Net Sales

	Thirteen weeks		Thirty-nine weeks
	ended		ended
	Oct. 1,	Sept. 25,	Oct. 1,	Sept. 25,
	2005	2004	2005	2004
General storage	$21,070	$29,013	$59,298	$79,194
Laundry management	20,017	21,224	58,518	59,752
Closet storage	9,764	9,073	30,650	26,835
Bathware	2,862	4,390	9,004	10,322
Kitchen storage	1,843	2,519	6,032	7,512

Total net sales	$55,556	$66,219	$163,502	$183,615

Major Customers
     The Company is dependent upon a few customers for a large portion of its consolidated net sales. The table below sets forth the customers that each account for more than 10% of consolidated net sales. The loss of one of these customers could have a material adverse effect on the Company. No other customer accounted for more than 10% of consolidated net sales during the thirteen and thirty-nine weeks ended October 1, 2005 and September 25, 2004.

	Thirteen weeks ended		Thirty-nine weeks ended
	Oct. 1,	Sept. 25,	Oct. 1,	Sept. 25,
	2005	2004	2005	2004
	Net Sales %	Net Sales %	Net Sales %	Net Sales %
Wal-Mart	36.6%	30.4%	38.2%	31.1%
Kmart	27.6%	27.1%	22.9%	26.7%
Target	5.8%	11.6%	5.5%	14.1%

Total	70.0%	69.1%	66.6%	71.9%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
     This quarterly report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business Risks and Management Outlook” and “Quantitative and Qualitative Disclosures about Market Risk” sections, may contain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally may be identified by the use of terminology such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” or similar phrases or the negatives of such terms. Such statements are based on management’s current expectations and are subject to risks, uncertainties and assumptions, including those identified below and in the foregoing “Business Risks and Management Outlook”, as well as other matters not yet known to the Company or not currently considered material by the Company, which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to:
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

Overview
     The Company is a leading designer, manufacturer and marketer of a broad range of value-priced, quality consumer houseware products. The Company’s products are marketed principally through mass-market trade channels in the United States and internationally. The following are key factors in understanding the Company’s performance:
•	Customer base
     The Company’s business is highly concentrated among mass merchandisers, including discount stores, home centers and other category specific retailers. Sales to the Company’s top three customers, Wal-Mart, Kmart and Target, were 70% of net sales in the thirteen weeks ended October 1, 2005, 69% of net sales in the thirteen weeks ended September 25, 2004, 67% of net sales in the thirty-nine weeks ended October 1, 2005 and 72% of net sales in the thirty-nine weeks ended September 25, 2004. In addition net sales to the Company’s top three customers during fiscal year 2004 and 2003 were 72% and 73%, respectively. The Company’s products generally have few unique or patented features and are sold at entry level price points. As such, the Company’s financial success is highly dependent on profitably meeting certain price points as demanded by customers. The competitive atmosphere continually puts pressure on selling prices. After several years of steadily falling selling prices, the Company was able to secure limited selling price increases in late 2004 and into 2005.
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
     The Company’s primary raw materials are plastic resin and steel. Changing prices for such raw materials can cause the Company’s results of operations to fluctuate significantly. The cost of raw materials is impacted by several factors outside the control of the Company including supply and demand characteristics, oil and natural gas prices and the overall state of the economy. As the cost of raw materials rises, it results in immediate declines in profitability since the Company has historically been unable to recover all of the cost increase by passing it through to customers. Conversely, when raw material costs decline, the Company’s margins generally are favorably impacted in the short-term, though competitive factors may force a decrease in selling prices that erodes some of the improved profitability. During the first thirty-nine weeks of fiscal 2005, the average cost of plastic resin increased approximately 34% and average steel prices increased approximately 16% as compared to the average costs in the first thirty-nine weeks of 2004. Management expects the 2005 average cost of both plastic resin and steel to be higher than 2004.
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
     The Company has four injection molding facilities each with a variety of injection molding machine sizes. Customer ordering patterns and mix of product manufactured impacts utilization of these machines. When demand exceeds capacity, the Company must place production at third party facilities that are more costly than internal manufacturing. In addition, the mix of product sold impacts profitability since low margin items take the same amount of production time as higher margin items. The Company’s future profitability is dependent on selling to its optimum capacity and product mix so that constrained capacity is devoted to products with higher margins. The Company currently has no plans for expansion of the Company’s molding capacity.
•	Financial liquidity
     Seasonal working capital needs are provided by the Company’s $60 million asset based line of credit. The Company’s ability to borrow is a function of the Company’s eligible asset base and outstanding borrowings. During the first thirty-nine weeks of 2005, cash flow from operating activities was positive and on October 1, 2005 there were $11.7 million of borrowings outstanding under the line of credit. At October 1, 2005, the unused available line of credit was $30.9 million. A significant decline in eligible asset base or cash flow could result in constrained funds for operations. In recent years, the Company has experienced positive cash flow in the first half of the year and negative cash flow for the balance of the year. This is due to seasonal cash needs as well as the semi-annual payments in May and November of interest on subordinated debt. However, management believes it has sufficient borrowing capability for at least the next 12 months. See “Capital Resources and Liquidity” below for additional discussion of the Company’s cash flows and financing situation.
Restatement
     Previously issued financial statements for the thirteen and thirty-nine weeks ended September 25, 2004, have been restated. Discussed below are the effects of the restatement to correct the accounting for deferred income taxes.
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
     As a result of the deferred tax liability restatement, income tax expense in the thirteen and thirty-nine weeks ended September 25, 2004 increased by $0.7 million and $2.1 million, respectively. Loss per share on a diluted basis increased by $0.09 and $0.27 during the thirteen and thirty-nine weeks ended September 25, 2004, respectively.

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
     Notwithstanding the suspension of its SEC reporting obligations, by the terms of the Company’s indenture governing its 9-5/8% Senior Subordinated Notes due May 14, 2008, the Company is required to voluntarily file annual, periodic and current reports with the SEC as a voluntary filer so long as the indenture covenants remain in effect.
     In connection with the Shareholder Transaction, the Company incurred costs during the thirty-nine weeks ended October 1, 2005 and September 25, 2004 of $0.2 million and $1.2 million, respectively. These costs included legal fees, investment banking fees and other related costs. The costs incurred during the thirty-nine weeks ended September 25, 2004 were associated with the terminated Agreement and Plan of Merger, by and between the Company and JRT Acquisition, Inc.
     As a result of the Shareholder Transaction, the Company incurred $1.9 million of severance and retention costs during the thirty-nine weeks ended October 1, 2005 related to management changes. These costs are included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations.
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
     Allowances for retailer deductions and customer programs are recognized when sales are recorded. Allowances are based on various market data, historical trends and information from customers. Although the best information reasonably available to the Company is used to establish the allowances, such information is often based on estimates of retailer recovery rates and future sales to retailers. Retailer programs are often based on annual sales levels in total and by product category. Different recovery rates apply depending on the annual sales levels achieved. As such, judgments are required on an interim basis of the expected full year sales level by customer and product category. Because of the judgment involved, interim estimates can vary significantly from the full year actual determination of program costs. At year-end a more accurate assessment of the current year’s costs can be made. Retailers recover the program costs through deductions against future amounts owed to the Company. It is not unusual for retailers to have a different judgment of the amounts earned than does the Company. Accordingly, the Company maintains allowances for any differences that may arise. Resolution of such differences can sometimes take up to several years depending on the particular program. Allowances are reviewed quarterly and are adjusted based on current estimates of retailer recovery and future sales. Due to changes in estimates, changes in retailer activity and the length of time required for many programs to run their course, it is possible for allowance activity to materially impact operating performance and financial condition in any given period. In the first thirty-nine weeks of 2005, the allowances for retailer deductions and trade programs as a percentage of gross sales were 5.7% compared to 4.8% in the first thirty-nine weeks of 2004. Due to changes in estimates during the year, interim results can vary from the full year results.
•	Allowance for doubtful accounts
     The Company evaluates the collectibility of its accounts receivable based upon an analysis of historical trends, aging of accounts receivable, write-off experience and credit evaluations of selected high risk customers. In the event of a specific customer bankruptcy or reorganization, specific allowances are established to write down accounts receivable to the level of anticipated recovery. The Company may consult with third-party purchasers of bankruptcy receivables when establishing specific allowances. The determination of specific allowances involves management judgments about the expected financial viability of its customers. Changes in specific allowances for doubtful accounts would only be material to financial condition and operating performance to the extent any change involved one of the Company’s 10 largest customers. The Company’s 10 largest customers accounted for approximately 79% of sales in the first thirty-nine weeks of 2005 and 76% of accounts receivable at October 1, 2005. No material changes in allowances for doubtful accounts involving any of these 10 largest customers was recorded in the first thirty-nine weeks of 2005.
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
     The Company regularly evaluates its ability to recover the reported amount of its net deferred tax assets. The evaluation considers several factors, including our estimate of the likelihood that the Company will generate sufficient taxable income in future years in which temporary differences reverse. This evaluation is based primarily on the Company’s historical earnings, projected operating results, applicable net operating loss carryforward expiration dates and identified actions under the control of the Company in realizing the associated carryforward benefits.
     The Company had approximately $35 million of deferred tax assets as of January 1, 2005, resulting from net operating loss carryforwards, and other deductible temporary differences, which may reduce taxable income in future periods to the extent the Company generates profits. Because the value of the net deferred tax assets is fully reserved, changes in estimates of future operating performance could result in a reduction of the valuation allowances and a corresponding decrease in income tax expense. The changes in the valuation allowances in any future interim period or fiscal year could be material.
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
     During both the thirty-nine weeks ended October 1, 2005 and September 25, 2004, the Company recorded a non-cash income tax provision of $2.1 million. This charge was required because the Company currently has significant deferred tax liabilities related to goodwill with lower tax than book basis as a result of accelerated and continued amortization of goodwill for tax purposes. Following the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, the deferred tax liability related to the Company’s goodwill must now be considered as a liability related to an asset with an indefinite life and can no longer support the realization of deferred tax assets. Historically, the Company did not need a valuation allowance as the book basis of goodwill was lower than the tax basis. This was a result of a goodwill impairment charge which was recorded in fiscal year 2000. In 2004, the continued amortization of goodwill for tax purposes has resulted in a lower tax basis than book basis. Therefore, the Company recorded an additional income tax provision to increase its deferred tax valuation allowance. In the future the Company will record a deferred tax provision to increase the deferred tax liability related to the goodwill amortization increase.
•	Valuation of Long-Lived Assets, Indefinite Long-Lived Assets and Intangible Assets
     The Company assesses the recoverability of indefinite and long-lived assets whenever it determines that events or changes in circumstances indicate that their carrying amount may not be recoverable. In accordance with GAAP, indefinite lived intangible assets are subject to annual impairment tests. The Company’s assessments and impairment testing are primarily based upon management estimates of future cash flows associated with long-lived assets. Should the Company’s operating results, or estimated future results, deteriorate, the Company may determine that some portion of our long-lived tangible or intangible assets are impaired. Such determination could result in non-cash charges that could materially affect the Company’s consolidated financial position or results of operations for that period. At October 1, 2005, intangible assets were $72.8 million and long-lived assets (property, plant and equipment) were $27.4 million. No impairment charges were incurred in the first thirty-nine weeks of 2005.
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
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and SFAS Statement No. 3”. APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income in the period of the change. SFAS No. 154 establishes, unless impractical, retrospective application to prior periods’ financial statements as the required method for reporting a voluntary change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 if the need for such a change arises after the effective date.

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
Thirteen weeks ended October 1, 2005 compared to the thirteen weeks ended September 25, 2004 (as restated)
     In the discussion and analysis that follows, all references to 2005 are for the thirteen week period ended October 1, 2005 and all references to 2004 are for the thirteen week period ended September 25, 2004.
     The following discussion and analysis compares the actual results for the third quarter of 2005 to the restated results for the third quarter of 2004 with reference to the following (amounts in thousands, except net loss per share; unaudited):

	Thirteen weeks ended
			September 25, 2004
	October 1, 2005		As Restated

Net sales	$55,556	100.0%	$66,219	100.0%
Cost of goods sold	45,173	81.3%	55,747	84.2%

Gross profit	10,383	18.7%	10,472	15.8%

Selling, general and administrative expenses	6,784	12.2%	6,420	9.7%
Shareholder transaction costs (benefits)	(147)	(0.2%)	476	0.7%
Amortization of intangible assets	24	0.0%	124	0.2%

Operating profit	3,722	6.7%	3,452	5.2%

Interest expense	(3,417)	(6.2%)	(3,343)	(5.0%)
Other expense, net	(13)	(0.0%)	4	0.0%

Income before income taxes	292	0.5%	113	0.2%

Income tax expense	(721)	(1.3%)	(719)	(1.1%)

Net loss	$(429)	(0.8%)	$(606)	(0.9%)

Net loss per common share — basic	$(0.05)		$(0.08)

Net loss per common share — diluted	$(0.05)		$(0.08)

Weighted average common shares outstanding:
Basic	8,155		7,992
Diluted	8,155		7,992

     Net sales. The 2005 third quarter net sales of $55.6 million were down 16.1% as compared to the third quarter of 2004. Gross selling prices were up approximately 7.9% as compared to the prior year period. The selling price increases were offset by negative volume impact of price increases, primarily in the general storage category, as well as the planned exit of certain low-margin items. Sales to the top three customers were 70% of net sales as compared to 69% in the prior year’s quarter.
     Gross profit. Gross profit in the second quarter of 2005 was $10.4 million as compared to $10.5 million in the prior year’s quarter. Gross margin for the third quarter of 2005 improved to 18.7%, a 290 basis point improvement from the prior year’s quarter gross margin of 15.8%. The improvement in the third quarter of 2005 gross margin was primarily due to favorable pricing which offset raw material inflation and lower production volume that adversely impacted burden absorption.
     Selling, general and administrative expenses (SG&A). SG&A expenses of $6.8 million in the third quarter of 2005 were up $0.4 million as compared to a year ago. As a percentage of net sales, SG&A expenses increased to 12.2% in the third quarter of 2005 from 9.7% in the third quarter of 2004. The primary driver of the increase was additional investment in the Company’s marketing and product development departments.
     Shareholder transaction costs. In the third quarter of 2005, the Company received a $0.1 million benefit which was primarily due to the recovery of legal costs through insurance proceeds relating to a shareholder legal complaint filed against the Company in 2004. In the third quarter of 2004, the Company incurred $0.5 million of legal costs and other costs related to the process that culminated with the Shareholder Transaction. See “Note 4 Shareholder Transaction” in the notes to the condensed consolidated financial statements for additional information.
     Interest expense. Interest expense of $3.4 million in 2005 was up $0.1 million from the third quarter of 2004. The increase in interest expense is due to the impact of higher average debt balances and higher interest rates. Borrowings in late 2004 to pay expenses related to the Shareholder Transaction resulted in higher debt levels as compared to a year ago.
     Income tax expense. During the third quarter of 2005 and 2004, the Company recorded a non-cash income tax provision related to goodwill of $0.7 million. Following the adoption of SFAS No. 142, the deferred tax liability related to the Company’s goodwill must now be considered as a liability related to an asset with an indefinite life which can no longer support the realization of deferred tax assets. See “Note 9. Income Taxes” in the notes to the condensed consolidated financial statements for additional information. The Company continued to record a valuation allowance on the majority of its deferred tax assets through October 1, 2005, due to the uncertainty regarding future profitability
     Net loss. The net loss in the third quarter of 2005 was $0.4 million, down slightly from the 2004 third quarter loss of $0.6 million. The third quarter of 2005 loss per diluted share was $(0.05) as compared to $(0.08) in the prior year quarter.
     The diluted weighted average number of shares outstanding increased to 8,154,587 in 2005 from 7,991,792 a year ago. Dilutive options and warrants were not included in the computation of diluted weighted average shares outstanding because the assumed exercise of such equivalents would have reduced the loss per share.
Thirty-nine weeks ended October 1, 2005 compared to the thirty-nine weeks ended September 25, 2004 (as restated)
     In the discussion and analysis that follows, all references to 2005 are for the thirty-nine week period ended October 1, 2005 and all references to 2004 are for the thirty-nine week period ended September 25, 2004.

     The following discussion and analysis compares the results for the first thirty-nine weeks of 2005 to the restated results for the first thirty-nine weeks of 2004 with reference to the following (amounts in thousands, except net loss per share; unaudited):

	Thirty-nine weeks ended
			September 25, 2004
	October 1, 2005		As Restated

Net sales	$163,502	100.0%	$183,615	100.0%
Cost of goods sold	139,600	85.4%	152,617	83.1%

Gross profit	23,902	14.6%	30,998	16.9%

Selling, general and administrative expenses	21,818	13.4%	20,188	11.0%
Shareholder transaction costs	161	0.1%	1,237	0.7%
Amortization of intangible assets	73	0.0%	372	0.2%

Operating profit (loss)	1,850	1.1%	9,201	5.0%

Interest expense	(10,378)	(6.3%)	(9,872)	(5.4%)
Other expense, net	(32)	(0.0%)	29	0.0%

Loss before income taxes	(8,560)	(5.2%)	(642)	(0.4%)

Income tax expense	(2,165)	(1.3%)	(2,162)	(1.2%)

Net loss	$(10,725)	(6.5%)	$(2,804)	(1.6%)

Net loss per share — basic	$(1.32)		$(0.35)

Net loss per share — diluted	$(1.32)		$(0.35)

Weighted average common shares outstanding:
Basic	8,155		7,988
Diluted	8,155		7,988
     Net sales. The Company’s 2005 net sales were $163.5 million, representing a decrease of $20.1 million, or 11.0%, from $183.6 million in 2004. Gross selling prices were up approximately 9.5% as compared to the prior year period. The selling price increases were offset by negative volume impact of price increases, primarily in the general storage category, as well as the planned exit of certain low-margin items. Sales to the top three customers were 67% of net sales as compared to 72% in the prior year.
     Gross profit. Gross profit in 2005 was $23.9 million as compared to $31.0 million in the prior year’s quarter. The decrease in the gross profit was substantially due to the decrease in net sales, higher raw material costs and a reduction in overhead absorption which was due to lower factory production. Gross profit declined to 14.6% of net sales in 2005 from 16.9% of net sales in the prior year due to increased raw material costs primarily for resins and steel and lower production volume that adversely impacted burden absorption. Lower production volume in 2005 was a direct result of lower sales orders as compared to the prior year. The 2004 gross profit includes $0.7 million of net operational savings related to the January 2004 closing of the Eagan Minnesota facility. Also, included in the 2004 gross profit was a $0.5 million gain on an insurance claim related to a fire in the Company’s Mexican manufacturing facility.
     Selling, general and administrative expenses (SG&A). SG&A expenses of $21.8 million in 2005 were up $1.6 million compared to a year ago. As a percentage of net sales, SG&A expenses increased to 13.4% in 2005 from 11.0% in 2004. Year to date 2005 includes $1.9 million of retention and severance costs related to management changes since the Shareholder Transaction. During 2005 the Company has made an additional investment in the Company’s marketing and product development departments resulting in an increase in SG&A costs. Incentive and fringe related expenses were approximately $1.0 million lower than a year ago. In 2004 SG&A expenses were favorably impacted by a $0.5 million bad debt recovery.
     Shareholder transaction costs. In 2005, the Company incurred net costs of $0.2 million related to legal and other costs associated with the recently completed Shareholder Transaction. In 2004, the Company incurred $1.2 million of legal costs, investment banking and other costs related to the process that culminated with the Shareholder Transaction. See Note 4 Shareholder Transaction in the notes to the condensed consolidated financial statements for additional information.
     Interest expense. Interest expense of $10.4 million in 2005 was up $0.5 million from the prior year. The increase in interest expense is due to the impact of higher average debt balances and higher interest rates. Our average debt balance increased by $10.9 million in 2005 versus the comparable period in 2004 primarily as result of the Shareholder Transaction completed at the end of 2004.
     Income tax expense. During 2005 and 2004 the Company recorded a non-cash income tax provision related to goodwill of $2.1 million. Following the adoption of SFAS No. 142, the deferred tax liability related to the Company’s goodwill must now be considered as a liability related to an asset with an indefinite life and can no longer support the realization of deferred tax assets. See Note 9. Income Taxes notes to the condensed consolidated financial statements for additional information. The Company has continued to record a valuation allowance on its deferred tax assets through October 1, 2005, due to the uncertainty regarding future profitability.
     Net loss. The 2005 net loss was $10.7 million, up significantly from the 2004 loss of $2.8 million. Lower sales, raw material inflation, reduced factory running rates and severance and retention costs related to changes in management were the primary reasons for the increased loss. The 2005 loss per diluted share was $(1.32) as compared to $(0.35) in 2004.
     The diluted weighted average number of shares outstanding increased to 8,154,587 in 2005 from 7,988,321 a year ago. Dilutive options and warrants were not included in the computation of diluted weighted average shares outstanding because the assumed exercise of such equivalents would have reduced the loss per share.
Liquidity and Capital Resources
Liquidity
     Cash decreased by $0.9 million during the thirty-nine weeks ended October 1, 2005 and increased by $0.8 million during the thirty-nine weeks ended September 25, 2005. The change in cash was as follows for the thirty-nine weeks ended October 1, 2005 and September 25, 2004 (Unaudited, in millions):

	Thirty-nine weeks
	ended
	Oct. 1,	Sept. 25,
	2005	2004
Net cash provided by operating activities	$13.8	$4.4
Net cash used in investing activities	(1.4)	(5.3)
Net cash (used in) provided by financing activities	(13.3)	1.7

Net (decrease) increase in cash and cash equivalents	$(0.9)	$0.8

Net cash provided by operating activities:
     Net cash provided by operating activities was $13.8 million for the thirty-nine weeks ended October 1, 2005 as compared to $4.4 million for the same period in 2004. The year over year increase in cash provided by operating activities was primarily due to a reduction in accounts receivable. The accounts receivable decrease of $19.7 million was due to lower sales in the third quarter of 2005 as compared to the fourth quarter of 2004. Inventories increased by $2.0 due to seasonal builds for later shipment and higher raw material costs. Accounts payable and accrued liabilities decreased by $2.2 million due to lower inventory purchases and timing of quarter end payments.
Net cash used in investing activities:
     Cash used in investing activities was $1.4 million for the thirty-nine weeks ended October 1, 2005 as compared to $5.3 million in the prior year. Capital expenditures in the normal course of business were $1.8 million for the thirty-nine weeks ended October 1, 2005 as compared to $5.3 million during the thirty-nine weeks ended September 25, 2004. On a year to date basis, capital expenditures in 2005 were below that of the prior year due to the timing of capital projects. Capital expenditures for 2005 are expected to be in the $4.0 million to $6.0 million range. In addition, the settlement of an environmental escrow account related to a 1997 acquisition generated $0.4 million of cash in 2005.
Net cash (used in) provided by financing activities:
     Cash used in financing activities of $13.3 million for the thirty-nine weeks ended October 1, 2005 was primarily the result of payments made to reduce a portion of the Company’s outstanding borrowings under the Company’s amended and restated loan agreement. During the thirty-nine weeks ended September 25, 2004 the cash provided by financing activities of $1.7 million was primarily due to additional borrowings under the loan and security agreement.
Capital Resources
     The Company’s primary sources of liquidity and capital resources include cash provided from operations and borrowings under the Company’s asset-based $60.0 million Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”). On December 14, 2004, the Company and Fleet Capital Corporation entered into the Amended Loan Agreement to accommodate operations subsequent to the Shareholder Transaction. The changes within the Amended Loan Agreement included an increase in the line of credit from $50.0 million to $60.0 million, an extension of the term of the agreement by 9 months to December 13, 2008, a reduction of applicable interest rates by 25 basis points and a reduction of the minimum excess availability requirement from $9.2 million to $5.0 million. The covenants restricting changes of ownership and changes of control of the Company have been revised to reflect the new ownership structure of the Company following the Shareholder Transaction.
     The Company generates cash by the profitable sale of its products. Disbursements of cash for materials and services generally occur during the manufacturing and purchasing process, which is usually 30-90 days prior to sale. Collection of receivables generally occurs approximately 45-60 days after shipment. For certain large promotional items that typically ship in the fourth quarter, the Company begins building inventory in the second and third quarters. The inventory for these promotional items typically is not turned to cash until the first quarter of the following year. The timing of cash flows is further impacted by the semi-annual interest payments on the high-yield bonds. Interest payments of about $5.6 million occur in both May and November. As a result of the operational seasonality and the timing of the interest payments, the Company normally has positive cash flow in the first quarter and negative cash flow for the balance of the year. During the first thirty-nine weeks of 2005, the Company had positive cash from operating activities of $13.8 million as compared to $4.4 million in the prior year.
     The Amended Loan Agreement covenants require the Company to maintain excess availability at all times of at least $5.0 million. At October 1, 2005, the eligible asset base was $50.3 million. Thus, the Company could borrow up to $45.3 million under the Amended Loan Agreement. At October 1, 2005, there were $11.7 million of borrowings under the Amended Loan Agreement and outstanding letters of credit totaled $2.7 million. Accordingly, the Company still had availability under the Amended Loan Agreement of $30.9 million. Despite the operating loss incurred during the first thirty-nine weeks of 2005 the Company expects there to be sufficient financing capability to fund operations for at least the next twelve months.
     The Company’s Amended Loan Agreement contains one financial covenant pertaining to a minimum cash interest coverage ratio. The cash interest coverage ratio was required to be no lower than 1.25 beginning in June 2005. At October 1, 2005, the Company’s cash interest coverage ratio was 1.45. The earnings component of the covenant is the trailing twelve-month earnings before interest, taxes, depreciation and amortization. Certain costs related to factory realignments and the Shareholder Transaction are excluded. For the twelve months ended October 1, 2005, the earnings component of the covenant was $19.5 million. For a definition of cash interest coverage ratio as it is used in the Amended Loan Agreement, refer to the Amended Loan Agreement that was filed as an exhibit to the Company’s 2004 Annual Report on Form 10-K/A.
     The Company was in compliance with all Amended Loan Agreement covenants as of October 1, 2005.
     The following is a table providing the aggregate annual contractual obligations of the Company including debt, capital lease obligations, future minimum rental commitments under operating leases and purchase obligations at October 1, 2005 and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods.

	Payments Due by Period
		(Dollars in thousands)
		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$116,050	$—	$116,050	$—	$—
Capital lease obligations	4,627	77	210	277	4,063
Minimum rental commitments under operating leases	21,835	4,893	8,952	4,803	3,187
Purchase obligations (estimated) (1)	70,041	16,688	53,353	—	—

Total contractual cash obligations	$212,553	$21,658	$178,565	$5,080	$7,250

(1)	The Company has entered into commitments to purchase certain core commodities at formula-based prices. The agreements expire in 2005 and 2006. Future related minimum commitments to purchase commodities, assuming September 2005 price levels, are $16.7 million in 2005 and $53.4 million in 2006. The purchase commitment pricing is not tied to fixed rates; therefore, the Company’s results of operations or financial position could be affected by significant changes in the market cost of the commodities. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Commodity Risk” in the Company’s Form 10-K/A for fiscal 2004, which is incorporated herein by reference, for further details.

	Financing commitments expiring by period
		(Dollars in thousands)
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Standby letters of credit	$2,700	$2,700	$—	$—	$—

Business Risks and Management Outlook
•	Historically, plastic resin has represented approximately 20% to 25% of the Company’s cost of goods sold. In both 2004 and 2005, the percentage increased to approximately 35% due to higher plastic resin costs and usage. Plastic resin costs are impacted by several factors outside the control of the Company including supply and demand characteristics, oil and natural gas prices and the overall health of the economy. Any of these factors could potentially have a positive or negative impact on plastic resin prices and the Company’s profitability. In addition, the Company has incurred a significant increase in the cost of resin as the recent hurricanes in the Gulf of Mexico have resulted in resin supply shortages. The Company expects costs will remain at these higher levels into next year, but expect some relief as capacity continues to come back on-line. While the Company will make every effort to recover the higher cost of plastic resin, there is no assurance that current and future resin cost increases can be passed on to customers. The Company expects the 2005 average cost of plastic resin to be higher than 2004.
•	One of the Company’s largest customers is Kmart. The Company’s net sales to Kmart were 28.3% of consolidated net sales in 2004 and 33.2% of consolidated net sales in 2003. As set forth in Kmart’s public filings after emerging from bankruptcy in May 2003, Kmart has improved its financial performance and has operated within its financial covenants. However, Kmart continues to report that it has experienced declines in same store sales and further reduced its store count during 2004. Kmart has paid all of its current obligations to the Company on time and the Company does not believe that Kmart’s current situation will negatively impact the Company in the near term. Given the size of the Company’s sales to Kmart, future results may be either favorably or unfavorably impacted by any number of factors related to the retailer. Kmart has recently completed its merger with Sears and it is not yet possible to determine the potential impact of the transaction on Kmart’s purchases with the Company.
•	In an environment where customers largely control selling prices and vendors largely control raw material costs, sustained profitability and cash flow is a challenging goal. The Company will continue to focus on controlling costs of production and holding operating expenses to below industry levels. The Company also intends to continue to develop new products and categories, as management believes that such items have a better opportunity for greater profit margins. Given the increasing costs of raw materials and declining profitability of certain products, the Company has announced selective price increases. The success of these price increases is predicated on the competitive market place. If such price increases are not successfully implemented, certain products will be discontinued.
•	The Company currently manufactures a significant portion of its laundry products in the U.S. Management believes that the Company’s current manufacturing structure provides increased flexibility to meet customer needs. All of the Company’s major laundry competitors rely heavily on foreign sourced products. Such products are produced in several countries, including a significant portion from China. Over the past few years, these foreign sourced competitive products were introduced at selling prices below the Company’s, causing the Company’s profit margins and market share to decline. The Company has initiated many cost cutting and other steps to protect the Company’s market share and profit margins. The Company is also aggressively pursuing the increased importation of certain laundry products. The Company continues to analyze the competitiveness of its North American based laundry manufacturing operations. In addition, the Company filed an action with the U.S. International Trade Commission (“ITC”) and the U.S. Department of Commerce (“Department of Commerce”) on June 30, 2003 seeking relief from a surge in the importation of unfairly priced Chinese ironing boards. On July 15, 2004, the ITC unanimously determined that the U.S. ironing board industry was facing material injury as a result of the importation of unfairly priced ironing boards from China. The ITC’s action resulted in the issuance of an antidumping duty order by the Secretary of Commerce in August 2004. As a result, the Department of Commerce assigned revised dumping margins ranging from 9.47 percent to 157.68 percent. As necessary, the Company will defend or otherwise support the antidumping order, which may require it to devote financial and other resources, including management time and legal expenses.
•	The Company’s three largest customers require unique packaging, handling and technical support. Distribution systems are constantly evolving as retailers search for additional costs to remove from the distribution system. A coming technology is radio frequency identification (RFID) which attaches a computer chip to each product. This chip gives off a radio signal that can be tracked by the retailer for inventory and sale purposes. RFID has the potential to replace current bar code technology. One of our customers, Wal-Mart, has indicated that vendors should prepare for a conversion to RFID technology over the next one to two years. The cost to transition to RFID is unknown but is expected to be significant.
•	The Company’s Amended Loan Agreement takes into account seasonal fluctuations and changes to the Company’s collateral base. Because the financing is asset based, availability of funds to borrow is dependent on the quality of the Company’s asset base, primarily its receivables and inventory. Should the lender determine that such assets do not meet the bank’s credit tests, availability can be restricted. Given the Company’s retail customer base, it is possible that certain customers could be excluded from the asset base, thus reducing credit availability.
•	Given the Company’s line of credit availability, the Company may from time-to-time look at opportunities to buy its high-yield bonds. A buyback might be done if such transactions are accretive to shareholders through either a reduction of interest expense or a buyback of bonds at a discount.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company’s primary market risk is impacted by changes in interest rates and price volatility of certain commodity based raw materials.
     Interest Rate Risk. The Company’s revolving credit agreement is LIBOR-based and is subject to interest rate movements. During the thirteen and thirty-nine weeks ended October 1, 2005, the Company did not experience any material changes in interest rate risk that would affect the disclosures presented in the Company’s Annual Report on Form 10-K/A for the fifty-three week period ended January 1, 2005.
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
     The Company has entered into commitments to purchase certain core commodities at formula-based prices. The agreements expire in 2005 and 2006. Future related minimum commitments to purchase commodities, assuming September 2005 price levels, are $16.7 million in 2005 and $53.4 million in 2006. In the event there is a major change in economic conditions affecting the Company’s overall annual plastic resin volume requirements, the Company and the vendor will mutually agree on how to mitigate the effects on both parties. Mitigating actions include deferral of product delivery within the agreement term, agreement term extension and/or elimination of excess quantities without liability. The purchase commitment pricing is not tied to fixed rates; therefore, the Company’s results of operations or financial position could be materially affected by significant changes in the market cost of the commodities.
ITEM 4. Controls and Procedures
     The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of October 1, 2005. The Company’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
     As of October 1, 2005, the Company does not believe that there were any internal control deficiencies that would be considered to be material weaknesses under standards established by the Public Company Accounting Oversight Board. By way of background, during the second quarter of 2005, the Company disclosed that it had not maintained effective controls over the determination of the provision for income taxes and related deferred income tax accounts. The material weakness arose from a lack of sufficient knowledge within the Company’s accounting department of the detailed technical requirements related to the accounting for the increase in the deferred tax asset valuation allowance that results from the inability to offset the deferred tax liability related to goodwill, which has an indefinite life, against deferred tax assets that are created by other deductible temporary differences. This material weakness resulted in the following error - beginning in 2004, the Company accounted for its deferred tax liability related to goodwill as a reversing taxable temporary difference. Following Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, the deferred tax liability related to the Company’s goodwill should have been considered as a liability related to an asset with an indefinite life which could not support the realization of deferred tax assets. As described in Note 2 to the condensed consolidated financial statements for the period ended October 1, 2005, included herein, the Company has restated such condensed consolidated financial statements for the periods ended January 1, 2005 and for the thirteen and thirty-nine weeks ended September 25, 2004, to correct errors relating to accounting for income taxes and related tax liabilities. After reviewing the circumstances leading up to the restatement, the Company and the Audit Committee believe that the errors were inadvertent and unintentional. Prior to the period covered by this report and in connection with its close process for the end of the quarter ended October 1, 2005, the Company under the direction of the Audit Committee designed and implemented improvements in its procedures for internal control over financial reporting to address the material weakness in accounting for income taxes. These improvements included the following actions:
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
     As a result of these steps, the Company believes that currently there are no internal control deficiencies considered to be material weaknesses under standards established by the Public Company Accounting Oversight Board. The Company is committed to continuing the process of identifying, evaluating and implementing corrective actions where required to improve the effectiveness of its disclosure controls on an overall basis.

     The Company’s management, including the Chief Executive Officer and Chief Financial Officer, believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitation in a cost effective control system, misstatements due to error or fraud may occur and not be detected.
     Other than the corrective actions discussed above, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.
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
     On June 4, 2004, a complaint was filed in the Chancery Division of the Circuit Court of Cook County, Illinois against the Company and the Company’s directors. The complaint purported to be filed by a stockholder and alleged that in entering into the Agreement and Plan of Merger, by and between the Company and JRT Acquisition, Inc. (“JRT”), as amended by the First Amendment to the Agreement and Plan of Merger, dated October 11, 2004 (the “JRT Agreement”), the Company’s board of directors breached their fiduciary duties of loyalty, due care, independence, good faith and fair dealing. The complaint included a request for a declaration that the action be maintained as a class action. On May 5, 2005, The Illinois Circuit Court (lower court) issued its Order dismissing the shareholder action, Slattery v. Home Products Int’l, Inc., as moot. The Circuit Court’s May 5, 2005 Order also denied plaintiff’s petition for attorneys’ fees. On June 2, 2005, plaintiffs filed an appeal from the Circuit Court’s denial of their petition for attorneys’ fees only. Plaintiff’s did not appeal the portion of the May 5, 2005 Order that dismissed the complaint. The appeal was dismissed by the Illinois Appellate Court for the First District on October 12, 2005.
     On July 20, 2005, a complaint was filed in the United States District Court for the Southern District of New York by Sawaya Segalas & Co., LLC (“SSC”) against the Company. Service of process for the complaint was effected as of July 22, 2005. The complaint alleges that the Company is obligated under an engagement letter, by and between SSC and the Company, dated April 23, 2002, to pay to SSC a success fee in connection with the successful tender offer by Storage Acquisition Company, L.L.C. for all the outstanding common stock of HPI that was completed in December of 2004. SSC seeks damages from the Company in the amount $1.2 million, pre-judgment interest, SSC’s attorneys fees, disbursements and costs, and other relief deemed proper by the court. The Company believes that SSC breached its duties under the engagement letter, and has filed an answer and a counter claim against SSC. The Company intends to vigorously pursue its counterclaim and defenses in the suit filed by SSC.
     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None.

     Item 3. Defaults Upon Senior Securities — None.
     Item 4. Submission of Matters to a Vote of Security Holders — On August 2, 2005, the Company held its duly called 2005 Annual Meeting of Stockholders (“2005 Annual Meeting”). For a description of the matters duly acted upon at the 2005 Annual Meeting and a tabulation of the voting results, please see “Item 4. Submission of Matters to a Vote of Security Holders,” as previously reported in the Company’s Form 10-Q for the period ended July 2, 2005, and filed with the SEC on August 22, 2005.
Items 5. Other Information — Not applicable.
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
Dated: November 15, 2005